Form 10-K
period 2003-12-31
PORTEC RAIL PRODUCTS INC
filed 2004-03-25
CIK 1263074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

Commission file number: 000-50543

PORTEC RAIL PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

West Virginia	55-0755271

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 Old Freeport Road, Pittsburgh, Pennsylvania	15238-8250

(Address of principal executive offices)	(Zip Code)

(412) 782-6000

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $1.00 per share

(Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☐ NO ☒(1)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES ☐ NO ☒

     As of June 30, 2003, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, estimated solely for the purposes of this Form 10-K, was not determinable, since the registrant was not a public company at that date. For purposes of the foregoing calculation only, all directors and executive officers of the registrant and each person who may be deemed to own beneficially more than 5% of the registrant’s common stock have been deemed affiliates.

     As of March 15, 2004, there were 8,618,002 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Parts III and IV.

(1)	The Registrant became subject to the requirements of Section 13 or 15(d) as of January 12, 2004.

PORTEC RAIL PRODUCTS, INC.

Cautionary Statement Relevant to Forward-looking Statements

     This Form 10-K contains or incorporates by reference forward-looking statements relating to the Company. These statements may be found throughout this Form 10-K, particularly under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Business,” among others. Forward-looking statements typically are identified by the use of terms, such as “may,” “will,” “plan,” “should,” “expect,” “anticipate,” “believe,” “if,” “estimate,” “intend,” and similar words, although some forward-looking statements are expressed differently. You should consider statements that contain these and similar words carefully because they describe our expectations, plans, strategies, goals and beliefs concerning future business conditions, our results of operations, our financial position, and our business outlook, or state other “forward-looking” information based on currently available information. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. We undertake no obligation to update publicly or revise any forward-looking statements. You should not place undue reliance on the forward-looking statements.

     The Company identifies below important factors that could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. In particular, the Company’s future results could be affected by a variety of factors, such as:

•	customer demand;

•	competitive dynamics in the North American and worldwide railroad and railway supply industries;

•	capital expenditures by the railway industry in North America and worldwide;

•	economic conditions, including changes in inflation rates or interest rates;

•	product development and the success of new products;

•	our ability to successfully pursue, consummate and integrate attractive acquisition opportunities;

•	changes in laws and regulations;

•	the development and retention of sales representation and distribution agreements with third parties;

•	limited international protection of our intellectual property;

•	the loss of key personnel;

•	fluctuations in the cost and availability of raw materials and supplies, and any significant disruption of supplies;

•	foreign economic conditions, including currency rate fluctuations;

•	political unrest in foreign markets and economic uncertainty due to terrorism or war;

•	exposure to pension liabilities;

•	seasonal fluctuations in our sales;

•	technological innovations by our competitors; and

•	the importation of lower cost competitive products into our markets.

     The Company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1. BUSINESS

Overview

     Portec Rail Products, Inc. (sometimes herein referred to as “we,” the “Company,” or “Portec Rail Products”) was incorporated in West Virginia in 1997. We manufacture, supply and distribute a broad range of railroad products, including rail joints, rail anchors, rail spikes, railway friction management products and systems and freight car securement devices. We also manufacture material handling equipment through our United Kingdom operation. We serve both domestic and international markets.

     We and our predecessors have served the railroad industry since 1906. In 1997, a group of private investors including several senior executives of Portec, Inc., our predecessor company, purchased the rail-related assets and selected material handling assets of, and assumed certain liabilities of, Portec, Inc. Since the buyout in 1997, we have reduced outstanding debt, improved our operating efficiency, introduced new products to address the changing trends in the industry and consolidated our market share in certain business segments in which we operate.

     We operate through four global business units consisting of Railway Maintenance Products Division (“RMP”), Shipping Systems Division (“SSD”), Portec, Rail Products Ltd. (“Canada”) and Portec Rail Products (UK) Ltd. (“United Kingdom”). The presentation of segment information reflects the manner in which we organize our segments by geographic areas for making operating decisions, assessing performance and allocating resources. Sales and operating income by segment are presented in Management’s Discussion and Analysis set forth in Item 7 in this annual report on Form 10-K and Note 14 “Segments, Geographic, and Major Customer Financial Information” of our consolidated financial statements set forth in Item 8 in this annual report on Form 10-K.

Railway Maintenance Products Division – “RMP”

     In the RMP segment, our largest business unit, we provide track components and friction management products and services to railroads, transit systems, and railroad contractors. Approximately 90% to 95% of our sales are to United States and Canadian customers and 5% to 10% of our sales from this division are to other customers. RMP is headquartered in our executive office in Pittsburgh, Pennsylvania and operates a manufacturing and assembly plant in Huntington, West Virginia.

     Track and Related Products. We sell a variety of products to support track work repair and installation. The primary customers for these products are the major Class I railroads, regional railroads, local railroads and transit systems. These products include standard and insulated rail joints, gauge plates, track mats, curve blocks and jacking systems.

     RMP is a major supplier of rail joints in the North American market. Rail joints are high strength bars, designed to join rails together while maintaining rail strength and continuity. Many joints are designed to be insulated from the rail to facilitate the railway signal system. Low voltage current is transmitted through the rail and segments of the track are electrically isolated through the use of insulated rail joints. We furnish our customers epoxy-bonded insulated joints, polyurethane-coated insulated joints and epoxy fiberglass insulated joints.

     As railroads have increased axle loads, train speeds and utilization of main lines, the demands placed upon the rail joint also have increased. To meet these demands, we have expanded and improved our product line of standard joints, bonded insulated joints, polyurethane-coated insulated joints and fiberglass epoxy insulated joints. Continued technological advancements in metallurgy and adhesives in addition to engineering tools such as computer aided design analysis and advanced product testing processes are enabling us to provide a higher level of product performance.

     Friction Management Products and Services. Our friction management products and services improve train operating efficiency and reduce track stresses and related maintenance costs for our customers. Rail lubrication involves placing a film of grease or other lubricant between the flanges of locomotive or railcar wheels and the inside of the rail head (the gauge face). Friction modifiers are applied to the top-of-rail (the running surface) between the rail head and the tread of the wheel. The friction modifier is designed to reduce friction, but not below the level needed for braking and traction. These products can be applied by a fixed station at the side of the track (wayside application), by a specifically equipped truck as it moves along the rails (hi-rail application), or by units mounted on a locomotive or transit system car (on-board application). The dominant technology is a wayside tank and pump with special distribution bars fastened to the rail. As railroads increase axle loads and utilization of main lines, friction management becomes increasingly important. If done effectively, friction management reduces noise, and may provide large savings to the customer through reduced rail wear, wheel wear, road bed maintenance and reduced fuel consumption. We design, manufacture and sell the equipment for the application of lubricants and friction modifiers.

     In August 2000, we began producing and selling the Protector® IV, our most advanced electronic wayside friction management system. This transit system and freight railroad solution that reduces rail wear, lateral forces and noise is now in service in the United States, Canada, Europe and Japan. The Protector® IV is our first wayside system developed to function in the wide array of operating conditions found in all of these diverse markets.

     We believe we now offer our customers the widest choice of railway lubrication products and services for most applications and have a dominant share of the United States market for railway friction management products.

Shipping Systems Division – “SSD”

     In the SSD segment, we engineer and sell load securement systems to the railroad industry. These systems secure a wide variety of products and lading onto freight cars. Although the SSD has some assembly work performed at the RMP division’s Huntington, West Virginia plant, most manufacturing is subcontracted to independent third parties. SSD is headquartered near Chicago, in Oak Brook, Illinois.

     We believe that we possess a significant share of the combined United States and Canadian railroad load securement systems market. Our customers include railroads, railcar builders, railcar repair shops and railcar lessors. Our largest customer is TTX Company, which also is headquartered in Chicago and is owned by certain Class I railroads. TTX Company leases to the railroads its large fleet of railroad flat cars, intermodal railcar platforms, boxcars and gondolas. Many of these cars are outfitted with fastening systems designed and manufactured by us to haul specific products such as lumber, pipe, farm equipment, construction equipment and military vehicles.

     We are currently testing a new design for railroads to haul highway truck tractors, and other large over-the-road heavy equipment. We recently teamed up with a major railcar manufacturer, Trinity Rail Corp. (TRC), to develop specifically for TRC a load securement system, the WinChock™ Securement System, which we have patented. In October 2003, we signed a five-year distribution agreement granting exclusive distribution rights in North America to a subsidiary of TRC. The load securement system we developed is designed to carry heavy-duty highway tractors, fire trucks, school buses, and farm tractors as well as other similar vehicles in fully enclosed railcars. We have also worked with TTX Company to install this system for rail transport of similar vehicles. Traditionally, these very large vehicles have been transported from assembly plants to sales distribution sites and end-user facilities via highways.

     In addition, we are testing new railcar load securement systems for the transport of large diameter pipe. In past years, the Shipping Systems Division had developed the Constant Tension Device, or CTD, in response to the railroad’s need to safely and more effectively secure lumber on bulkhead flat cars with steel bands.

Portec, Rail Products Ltd., our wholly-owned Canadian subsidiary – “Canada”

     In Canada, we produce rail anchors and spikes primarily for the Canadian railroads with some products exported to the United States and other international customers. Rail anchors and rail spikes are devices used to secure rails to ties to restrain the movement of the rail tracks. In addition, our Canada operation manufactures and sells friction management products. We continue to refine our manufacturing processes to maintain our market position in Canada. Our Canadian operation is headquartered in Lachine, Quebec, a suburb of Montreal, and also operates a manufacturing plant in St. Jean located about 30 miles southeast of Montreal.

     We believe our Canadian operation has been successful over the years in maintaining dominant market shares with the Canadian railroads. There are two major Canadian transcontinental railroads, the Canadian Pacific Railway and the Canadian National Railway, and a number of regional railroads. In 2000, we acquired the rights to and installed a rail spike line from our primary steel supplier.

     Our Canadian operation was instrumental in designing the electronic Protector® IV friction management system. Over the last 15 years, the Canadian railroads have preferred our electronic friction management designs because they afforded better performance during extreme winter weather conditions. Historically, the United States railroad industry preferred less expensive hydraulic powered units. However, during the last five years, the United States railroads increasingly have moved to the electronic Protector® IV design.

     We believe that our Canadian operation possesses a dominant share of the friction management market in Canada, and also possesses a substantial share of the Canadian market for rail anchors and rail spikes.

Portec Rail Products (UK) Ltd., our wholly-owned United Kingdom subsidiary – “United Kingdom”

     In the United Kingdom, we operate and serve customers in two markets. In the rail market, we produce railway lubrication products at our Wrexam, Wales location. Over the past three years, there has been heightened interest at Network Rail, the United Kingdom national railway infrastructure system, in the rail/wheel interface due to several accidents involving broken rail. Proper rail grinding to profile the rail and friction management are seen as preventative measures and this has stimulated additional business for us. We have also recently introduced our Protector® IV system to the United Kingdom operation from North America. We believe that our United Kingdom operation possesses a dominant share of the wayside lubrication market in the United Kingdom.

     In the material handling market, we operate and serve our customers from our Wrexham location as well as operating a dedicated material handling operation in Leicester, England. At both our Wrexham and Leicester operations, we design, manufacture and sell various material handling products, such as overhead and floor conveyors, racking systems and mezzanine flooring systems. Our material handling systems are designed to provide our customers with a total solution to moving their products throughout their factory, offloading their products from trucks and moving their goods in other types of applications.

     In December 2002, we acquired the Quodeck product line from Quodeck Ltd. Quodeck is a line of conveyors, racking systems, mezzanine floor systems and turnkey equipment mainly used in the garment distribution industry. The Quodeck acquisition expanded our client base and provided new opportunities to serve the growing warehouse and distribution markets.

Alliances

               In recent years, we have created alliances with independent strategic partners within our industry to broaden the scope of our existing friction management products and services we provide our customers. In 2000, we formed an informal alliance of technology companies to enhance friction management solutions for the wheel/rail interface. There are no written agreements among all the members of the alliance, although we have entered into sales representation or distribution agreements with several individual alliance members. Under the Friction Forcesm service marked brand of products and services, the alliance strengthens our market position in lubrication and friction management and enables us to deliver improved solutions with enhanced value to our customers, especially in the area of providing our customers with different types of lubricants or friction modifiers. For example, we are the exclusive North American distributor, and a non-exclusive distributor elsewhere, for KELTRACK™, a friction modifier produced by Kelsan Technologies Corp. We are also the exclusive North American distributor for the SoyTrak™ Rail Curve Lubricant, a biodegradable, environmentally-friendly soy-based lubricant developed and manufactured by Environmental Lubricants Manufacturing, Inc.

Industry Overview

     We provide products and services primarily for the railway industry, which includes freight railroads and transit systems. Rail traffic is a key factor underlying the demand for our products and services. Deregulation and consolidation in the railroad industry, market competition between railroads and trucking and the impact of the global economy continue to impact the railway industry, including the railway supply market. We believe the railway industry is in a long-term growth trend. In North America and Europe, the industry is being driven by economic growth as well as highway traffic congestion. In developing countries, the growth is being driven by economic growth and development and modernization.

     United States freight railroads fall into several classifications. “Class I” railroads are defined as those with operating revenue of at least $272 million in 2003. “Regional” railroads are defined as line-haul railroads that operate at least 350 miles of road and/or earned revenue between $40 million and the Class I threshold. Lastly, “Local” railroads include freight railroads, which are not Class I or regional. Local railroads operate less than 350 miles of road and earn less than $40 million annually. Since 1979, consolidation in the railroad industry has resulted in 36 Class I railroads being reduced to seven. In addition, two Canadian railroads and two Mexican railroads have enough revenue that they would be Class I railroads if they were U.S. companies. In particular, several mergers of large U.S. railroads have occurred in the last 15 years. We believe that the improved efficiency and service capabilities of the new larger railroads ultimately tends to boost rail traffic. This is the underlying source of demand for our products.

     To a large degree, market conditions in the United States freight railroad industry are dependent on the United States economy. With the United States economy experiencing a recession in 2001 and slow growth in 2002, railroads have faced difficult market conditions. This level of activity resulted in some railroads deferring maintenance on their track and infrastructure, which, in turn, reduced sales for our company. We expect that railroads may return to a higher pattern of maintenance spending as the United States economy strengthens and the level of activity in the industry begins to show consistent increases. The railway industry in North America and worldwide is a capital intensive industry, and our sales activity depends in significant part upon the industry’s capital expenditures, for railroad maintenance and for programs designed to increase the efficiency and productivity of rail operations.

Public Offering

     On January 28, 2004, we sold 2,000,000 shares of our common stock at a price of $10 per share in an underwritten initial public offering. Net of issuance costs, this offering yielded proceeds of approximately $17.1 million. A portion of the proceeds from this offering was used to repay approximately $7.3 million of outstanding indebtedness. In addition, on February 26, 2004, upon exercise by the underwriter of its option to purchase additional shares to cover over-allotments in the initial public offering, we completed the sale of an additional 95,000 shares of our common stock at a price of $10 per share. Net proceeds from the sale of additional shares were approximately $867,000. We intend to use the remaining proceeds from the initial offering and the sale of additional shares for general corporate purposes, which may include future acquisitions and product line expansion. For additional information, see Item 5 in this Form 10-K.

Business Strategy

     Our business strategy is to (i) increase market share in the track component products that serve as the foundation for our railway business, (ii) advance the technology and expand the friction management products and services we offer to railroads and transit system companies both in North America and the United Kingdom and expand our geographic footprint globally, with a focus on Europe and Asia, (iii) increase our offering of products and services to assist businesses in loading, securing and transporting materials on railcars, and (iv) increase sales and profitability of our material handling products.

     We intend to seek opportunities to expand our operations through acquisitions of small and medium size infrastructure and equipment suppliers to the rail industry. Generally, we will seek to acquire smaller companies that have complementary product lines or enhancements to our current products and which can benefit from utilizing our existing operations, distribution and manufacturing platforms. With respect to the acquisition of larger companies, we intend to seek opportunities that will not only add complementary product lines and enhancements to our current products, but that will also expand our market by extending our operations, distribution and manufacturing platforms into new geographic regions.

Sales and Marketing

     Our business units initiate their individual sales programs, which vary due to the different product lines and geographic locations. Our marketing efforts include promoting our business through trade show presentations, through trade magazine advertising and through our website. In addition, our managers and engineers participate in industry conferences and industry professional organizations to interface with customer engineers and end users of our products. The business units use an inside sales department to sell small orders and replacement parts and a combination of employee sales managers, third party sales representatives and distributors to call on customer purchasing managers, engineers and operations managers.

Sources and Availability of Raw Materials and Supplies

     The products we manufacture and sell require a supply of raw materials, including steel and steel fabrications and numerous specialty components, such as pumps, distribution bars and electronic controls. There are at least two suppliers for most components. Inventory levels are continually monitored to ensure adequate supplies for our production. Advance purchases are made periodically to avoid possible shortages of material due to capacity limitations of component suppliers and possible price increases. We rely on established relationships with major suppliers to ensure the availability of raw materials and specialty items rather than long term supply contracts.

     Although there are a large number of domestic and foreign suppliers of steel and steel fabricators, RMP for many years has relied upon a supply relationship with Steel of West Virginia, Inc. for a substantial majority of its joint bar steel. Joint bar steel is rolled to various profiles and sizes requiring proprietary steel mill rolls that are not transferable from mill to mill. Steel of West Virginia, Inc. maintains the rolls for us after we purchase them. Similarly, Canada has had a single source supply relationship with Stelco Inc. for rail spike and rail anchor steel. Raw materials for SSD and United Kingdom are readily available from various suppliers.

     In recent years, substantially all of our domestic requirements for steel were purchased from Steel of West Virginia, Inc. and our Canadian requirements were purchased from Stelco Inc. Beginning in 2004, we developed an alternative supplier for certain of our Canadian steel requirements. We maintain good relationships with our suppliers and have not experienced any significant interruptions in recent years in the supply of raw materials or specialty components except in late 2002, when a labor strike at Stelco Inc. caused a temporary shortage of spike and anchor steel.

Principal Customers

     Our business depends largely upon sales to United States and Canadian railroads. For the year ended December 31, 2003, sales to our two largest customers, Canadian Pacific Railway and Norfolk Southern Railway, accounted for approximately 15% and 9% of our total sales, respectively. For the year ended December 31, 2002, sales to Canadian Pacific Railway and Burlington Northern Santa Fe Corporation accounted for approximately 15% and 8% of our total sales, respectively. For additional information on our principal customers, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Business Segment Review.”

Backlog

     Our backlog is based on customer purchase orders that we believe are firm. Customer orders, however, may be subject to cancellation and other customary industry terms and conditions. Historically, little variation has been experienced between the number of products ordered and the number of products actually sold. A significant portion of our sales have very short lead terms of 30 to 60 days, that may not be recorded on any quarter or year end backlog summary. The backlog is not necessarily indicative of future results of operations. The railroad industry, in general, has historically been subject to fluctuations due to overall economic conditions.

     The following table sets forth the dollar amount of backlog for each of our business segments at the dates indicated.

	At December 31,
	2003(1)(2)	2002(1)	2001(1)
	(In thousands)
RMP	$3,745	$2,776	$2,931
SSD	415	648	141
Canada	1,546	1,162	842
United Kingdom	1,594	1,854	2,113

Total backog	$7,300	$6,440	$6,027

(1)	Includes intra-company backlog amounts.

(2)	During September 2003, we began tracking intra-company backlog separately. At December 31, 2003, the total backlog includes approximately $474,000 of intra-company backlog.

Seasonality of Business

     The demand for certain of our products is subject to seasonal fluctuations. Our railroad product lines normally experience strong sales during the second quarter as a result of seasonal pick-up in construction and trackwork due to favorable weather conditions. In contrast, our railroad product lines experience normal downturns in sales during the fourth quarter due in large part to reductions in construction and trackwork during the cold weather months, particularly in the northern United States and Canada. This reduction in sales generally has a negative impact on our fourth quarter results. Notwithstanding seasonal trends, quarterly fluctuations in railroad capital spending programs can alter the expected seasonal impact on our business.

Patents and Trademarks

     We own a number of United States and Canadian patents and trademarks. We have several patents on our friction management products, such as the Protector® IV application system and related products, which we believe are of material importance to the business as a whole. Our patents on such products expire in the year 2014 and thereafter. We believe that, in the aggregate, our patents and trademarks give us a competitive advantage. We also rely on a combination of trade secrets and other intellectual property laws, non-disclosure agreements and other protective measures to establish and protect our proprietary rights in intellectual property.

Research and Development

     Our research and development programs focus on improving the effectiveness of existing products and innovating new products and technologies. During the years ended December 31, 2003, 2002 and 2001, we estimate we spent approximately $579,000, $584,000 and $653,000, respectively on these research and development programs.

     The largest portion of our research and development efforts have been devoted to developing friction management products, particularly the Protector® IV electronic lubricator, as well as the associated distribution bars for both gauge face lubrication and top-of-rail friction modifiers. In addition to the wayside Protector® IV system, we have devoted resources to the high-rail spray system for applying friction management products and to a lesser extent investigations into the on-board locomotive mounted spray system. We also have research and development programs for our securement systems products, particularly the WinChock™ securement system.

Competitors

     We operate in a competitive marketplace. Price competition is strong, customers are cost-conscious and the number of significant customers is limited, particularly with respect to our track component product lines. Therefore, our ability to increase prices has been limited. In addition to price, competition is based on product performance and technological leadership, quality, reliability of delivery and customer service and support. Our principal competitors vary to some extent across our principal product lines. A number of our competitors are larger and have greater financial resources.

     We believe we have a dominant share of the wayside rail lubrication market in North America because of our technically advanced lubrication products. At present, we are aware of one company, Lincoln Industrial Corporation, that is trying to penetrate this market. Also, we believe that our only competitor for wayside lubrication products in the United Kingdom is Queyhead Industries Limited, and we further believe this competitor has a significantly smaller market share than our United Kingdom segment.

     We believe we also possess a dominant share of the rail anchor market in Canada. We believe that Unit Rail Anchor Company, Inc., owned by Amsted Industries Incorporated, is our only major competitor for rail anchors in North America and the dominant supplier of rail anchors in the United States. Because of its high volume and low cost structure, Unit Rail Anchor remains a competitive threat as the North American market leader.

Environmental Matters

     We are subject to foreign, national, state, provincial, and local environmental laws and regulations concerning, among other matters, air emissions, wastewater discharge, solid and hazardous waste disposal, and employee health and safety. We maintain an active program of environmental compliance and believe that our current operations are in material compliance with all applicable environmental laws and regulations. See “Legal Proceedings” for information relating to a proceeding in which we are involved, regarding environmental matters.

Regulation

     In the course of our operations we furnish products and services which are required to meet industry specifications. The American Railway Engineering and Maintenance of Way Association (AREMA) publishes standards and recommends practices applicable to our track component product line. Our customers use the AREMA standards and from time to time include their own specifications for the products and services that they purchase. The Association of American Railroads (AAR) promulgates a wide variety of rules and regulations governing the safety and design of equipment. Our securement system designs require AAR approval as well as our customer’s approval and often the approval of the shipper. In the United Kingdom, our products must gain approval and meet the specifications of Network Rail, the national United Kingdom rail infrastructure system.

     We maintain quality assurance programs at all of our locations. The Railway Maintenance Products Division follows the standards of the National Association of Purchasing Managers and the AAR’s M1003 Quality Assurance requirements. Our plant in St. Jean, Quebec, Canada has attained ISO 9001:2000 certification and our United Kingdom locations are certified under ISO 9001:2000.

Employees

     We employed 220 people at December 31, 2003, of which 93 were located in the United States, 58 were located in Canada, and 69 were located in the United Kingdom. We consider our relationship with our employees to be good. Our employees in the United States and the United Kingdom are not subject to any collective bargaining agreement. Approximately 17% of our employees, all of whom are employed at our Canadian operation, are subject to a collective bargaining agreement. This agreement is effective through August 31, 2006.

Available Information

     Availability of Reports. Portec Rail Products is a reporting company under the Securities Exchange Act of 1934, as amended (the “1934 Act”), and files reports, proxy statements and other information with the Securities and Exchange Commission (the “Commission”). The public may read and copy any Company filings at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. Because the Company makes filings to the Commission electronically, you may access this information at the Commission’s internet site: www.sec.gov. This site contains reports, proxies and information statements and other information regarding issuers that file electronically with the Commission.

     Web Site Access. Our internet Web site address is www.portecrail.com. We make available, free of charge at this Web site, access to annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the 1934 Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. Access to reports of beneficial ownership filed pursuant to Section 16(a) of the 1934 Act are also available on our Web site.

ITEM 2. PROPERTIES

     We conduct our business through our corporate office, which is also one of our business unit offices, three other offices and through our manufacturing facilities. Our offices and manufacturing facilities are suitable and adequate to meet our current and future production requirements. The following table sets forth information about our offices and manufacturing facilities as of December 31, 2003.

Corporate Office	Owned or Leased

900 Old Freeport Road	Leased
Box 38250
Pittsburgh, Pennsylvania 15238-3987

Business Unit Offices

Railway Maintenance Products Division	Leased
900 Old Freeport Road
Box 38250
Pittsburgh, Pennsylvania 15238-3987

Shipping Systems Division	Leased
122 West 22nd Street
Oak Brook, Illinois 60523

Portec, Rail Products Ltd.	Leased
2044 32nd Avenue
Lachine, Quebec H8T 3H7 Canada

Manufacturing Facilities

Portec Rail Products, Inc.	Leased
900 Ninth Avenue West
Huntington, West Virginia 25701

Portec, Rail Products Ltd.	Owned
350 Industrial Boulevard
St. Jean, Quebec, J3B 4S6 Canada(1)

Portec Rail Products (UK) Ltd.	Owned
Vauxhall Industrial Estate
Ruabon, Wrexham, LL146UY, Wales
United Kingdom(1)(2)

Portec Rail Products (UK) Ltd.	Leased
43 Wenlock Way
Troon Industrial Area
Leicester LE4 9HU
United Kingdom(2)

Additional property

Portec Rail Products, Inc.	Owned
799 Burden Avenue
Troy, New York 12181(3)

(1)	This property is subject to several encumbrances under our credit facilities.

(2)	Serves as a business unit office, in addition to a manufacturing facility.

(3)	Includes a 4.9 acre parcel which includes a dam and reservoir.

ITEM 3. LEGAL PROCEEDINGS

     We are involved periodically in various claims and lawsuits that arise in connection with our business. Other than as set forth below, these are routine legal proceedings that, in the aggregate, are not material to our financial condition and results of operations.

     Portec, Inc., the predecessor of Portec Rail Products, was named as a defendant in Niagara Mohawk Power Corporation v. Consolidated Rail Corporation, et al. In July 1999, the action was filed in the United States District Court, Northern District of New York. Niagara Mohawk Power Corporation (“Niagara Mohawk”) is seeking contribution from nine named defendants for costs it has incurred, and is expected to incur, in connection with the environmental remediation of property located in Troy, New York. Niagara Mohawk’s claim against the named defendants under the Comprehensive Environmental Response, Compensation and Liability Act, also known as “CERCLA” or “Superfund,” alleges several, but not joint liability. The basis of the action stems from Niagara Mohawk’s agreement with the New York State Department of Environmental Conservation, pursuant to an Order on Consent, to environmentally remediate property identified as the Troy Water Street Site. The defendants consist of companies that at the time were industrial in nature, or owners of companies industrial in nature, and who owned or operated their businesses on portions of the Troy Water Street site or on properties contiguous, or otherwise in close proximity, to the Troy Water Street Site. Niagara Mohawk alleges that the defendants either released hazardous materials directly to the Troy Water Street site or released hazardous materials that migrated onto the Troy Water Street Site, and therefore the defendants should be responsible for a portion of the costs of remediation.

     In September 1999, we filed our answer to Niagara Mohawk’s action, denying responsibility for Niagara Mohawk’s allegations. In November 2001, we filed a motion for summary judgment, seeking to have Portec, Inc. removed as a defendant or, in the alternative, to have the court limit the claims that may be asserted against Portec, Inc. On November 6, 2003, the United States District Court, Northern District of New York granted the summary judgment motion filed on behalf of Portec, Inc., and dismissed all claims and cross-claims against Portec, Inc. Although a number of other defendants were also dismissed on summary judgment, a few were not, and therefore the action is continuing. The summary judgment decision was entered as an amended judgment on March 11, 2004. We have received indications that Niagara Mohawk will seek to appeal this judgment.

     We believe that Niagara Mohawk’s case against Portec, Inc. is without merit and, therefore, if Niagara Mohawk appeals the District Court’s decision we intend to vigorously defend against Niagara Mohawk’s claims. Because Niagara Mohawk is seeking unspecified monetary contribution from the defendants, we are unable to determine, if Niagara Mohawk were to prevail on appeal, the extent to which we would have to make contribution, or whether such contribution would have a material adverse effect on our financial condition or results of operations. However, total clean up costs at the Troy Water Street site are expected to be substantial and will likely exceed $50 million. If liability for a portion of these costs is attributed to us, such liability could be material. Furthermore, if Niagara Mohawk wins on appeal, ongoing litigation may be protracted, and legal expenses may be material to our results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the year ended December 31, 2003 to a vote of securityholders, except as follows. On December 8, 2003, the Company held a special meeting of stockholders. At the special meeting, stockholders approved an amendment to the Company’s Articles of Incorporation, to amend Article 7 thereof to increase the aggregate number of authorized shares of the Company’s common stock, par value $1.00 per share, to fifty million (50,000,000) shares.

     The vote on the proposed amendment was are follows:

For:	5,847,988
Against:	29,200
Abstain:	0

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Portec Rail Products, Inc. common stock is currently listed on the Nasdaq National Market under the symbol “PRPX.” Trading in the Company’s common stock on the Nasdaq National Market commenced on January 23, 2004.

     As of March 15, 2004, there were 8,618,002 shares of Portec Rail Products, Inc. common stock issued and outstanding, and approximately 188 shareholders of record.

     We began paying a quarterly cash dividend in the amount of $0.05 per share on June 30, 2003, and we paid additional quarterly dividends of $0.05 per share on September 30, 2003 and on December 29, 2003. Our board of directors intends to continue the payment of regular quarterly cash dividends on the common stock, subject to availability of capital surplus, our need for those funds and other factors. The payment of dividends, if any, and the amount of any such dividend, will be subject to the determination of our board of directors, which will take into account, among other factors, our financial condition, results of operations, tax considerations and economic conditions. We cannot guarantee that we will not reduce or eliminate dividends in the future. Currently, our ability to pay dividends is subject to restrictions pursuant to certain of our financing arrangements. Specifically, our ability to pay dividends is dependent upon the absence of any default, as well as our satisfying a minimum cash flow coverage ratio.

     Under West Virginia law, we may pay dividends and make other capital distributions to our shareholders provided that no distribution may be made if, after giving it effect: (i) we would not be able to pay our debts as they become due in the usual course of business; or (ii) our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of the distribution, or to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those of our common stockholders.

     As of December 31, 2003, there were no compensation plans under which equity securities of the Company were authorized for issuance.

     On January 15, 2004, the Company’s registration statement on Form S-1 (Registration No. 333-110288) was declared effective. Pursuant to the registration statement, as amended, the Company registered 2,300,000 shares of common stock, par value $1.00 per share, with a proposed maximum aggregate offering price of $29,900,000. The stock was first offered to the public pursuant to a preliminary prospectus dated January 6, 2004. On January 28, 2004, the Company completed the sale of 2,000,000 shares of common stock at a price to the public of $10.00 per share. Ferris, Baker Watts, Incorporated, of Baltimore, Maryland, acted as sole underwriter for the offering. On February 26, 2004, the Company completed the sale of an additional 95,000 shares of its common stock at a price to the public of $10.00 per share upon the exercise by Ferris, Baker Watts, Incorporated of its over-allotment option to purchase additional shares. The stock offering, including the exercise of the over-allotment option, resulted in gross proceeds of $20,950,000. Expenses related to the offering were as follows: $1,467,000 for underwriting discounts and commissions, $367,000 for expenses paid to or for the underwriter (including a $105,000 financial advisory fee), and $1,127,000 for other expenses. Total expenses were $2,961,000. No finders fees were paid in connection with the offering. None of the expenses were direct of indirect payment to directors, officers, general partners of the Company or their associates, to persons owning 10% or more of the Company’s common stock or to affiliates of the Company. Net proceeds of the offering were approximately $17,989,000.

     As of February 29, 2004, the net proceeds of the offering were used as follows: $7,313,000 was used to repay indebtedness; $548,000 was used for working capital; and $10,128,000 was used for temporary investments, consisting of short-term government money market funds. The repayment of debt included a payment of $73,000 to pay off our outstanding loan balance to Boone County Bank, Inc. Marshall T. Reynolds, our chairman of the board, may be deemed an associate of Boone County Bank, Inc.

ITEM 6. SELECTED FINANCIAL DATA

     The following tables set forth selected consolidated historical financial data of Portec Rail Products for the periods and at the dates indicated. The information is derived in part from, and should be read together with, the audited consolidated financial statements and notes thereto of Portec Rail Products.

	For the Year Ended December 31,
	2003	2002	2001	2000	1999	1998
	(In thousands, except share and per share data)
Income Statement Data:
Net sales	$57,564	$50,081	$43,839	$47,150	$54,264	$44,904
Cost of sales	40,986	36,357	31,798	34,603	38,042	32,250

Gross profit	16,578	13,724	12,041	12,547	16,222	12,654
Selling, general and administrative	10,880	9,345	9,008	9,204	10,205	8,093
Amortization expense	78	229	340	342	350	248

Operating income	5,620	4,150	2,693	3,001	5,667	4,313
Interest expense	353	530	1,007	1,465	1,507	1,665
Other expense/(income), net	85	122	51	(120)	(351)	(842)

Income before income taxes	5,182	3,498	1,635	1,656	4,511	3,490
Provision for income tax	1,784	1,312	782	993	1,769	1,419

Net income	$3,398	$2,186	$853	$663	$2,742	$2,071

Earnings per share(1):
Basic	$0.52	$0.35	$0.14	$0.10	$0.43	$0.34
Diluted	$0.52	$0.34	$0.13	$0.10	$0.42	$0.34
Cash Dividends paid per share	$0.15	$—	$—	$—	$—	$—
Weighted average shares outstanding(1):
Basic	6,524,002	6,309,160	6,293,924	6,410,667	6,333,333	6,100,000
Diluted	6,524,002	6,484,760	6,502,403	6,625,948	6,518,686	6,100,000

	At December 31,
	2003	2002	2001	2000	1999	1998
	(In thousands)
Balance Sheet Data:
Working capital(2)	$6,155	$8,937	$9,650	$11,489	$11,079	$7,824
Total assets	40,387	34,854	35,297	40,059	38,004	37,709
Short-term debt (3)	8,555	2,193	2,239	2,413	2,084	2,451
Long-term debt and capital lease obligations, net of current portion (3)	716	7,338	10,998	14,661	13,771	16,777
Total shareholders’ equity	19,133	15,943	14,533	14,241	14,342	8,465

(1)	Adjusted for a 4-for-1 stock split effective June 29, 1999 and a 2-for-1 stock split, in the form of a 100% stock dividend, effective July 1, 2003.

(2)	Working capital represents total current assets less total current liabilities.

(3)	Following the completion of our initial public offering in January 2004, we repaid certain long-term indebtedness including certain revolving credit facilities; therefore, at December 31, 2003, outstanding balances of $5.9 million under these facilities were classified as short-term debt.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion should be read in conjunction with the consolidated financial statements of Portec Rail Products, Inc. and the related notes beginning on page 26. Unless otherwise specified, any reference to a “year” is to a year ended December 31. Additionally, when used in this Form 10-K, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Portec Rail Products, Inc. and its business segments.

Overview

     In the United States, Canada and the United Kingdom, we are a manufacturer, supplier and distributor of a broad range of rail products, including rail joints, rail anchors, rail spikes, railway friction management systems and products and securement devices. End users of our rail products include Class I railroads, short-line and regional railroads and transit systems. Our three North American business segments along with the rail division of our United Kingdom business segment serve these end users. In addition, our United Kingdom business segment also manufactures and supplies material handling products primarily to end users within the United Kingdom. These products include overhead and floor conveyor systems, racking systems and mezzanine flooring systems. The end users of our material handling products are primarily in the manufacturing, distribution, garment and food industries.

Results of Operations

Year Ended December 31, 2003 compared to Year Ended December 31, 2002

     Net Sales. Our net sales increased to $57.6 million for the year ended December 31, 2003, an increase of $7.6 million or 15.2%, from $50.0 million in 2002. The increase in net sales is primarily attributable to a $3.2 million increase in net sales at RMP as a result of increased demand for friction management products and services. Additionally, a favorable exchange rate translation on our Canadian and United Kingdom sales to U.S. dollars resulted in an increase of approximately $2.5 million in net sales in 2003. Lastly, total material handling sales at our United Kingdom operation increased by $1.4 million, reflecting a broader product line offering to our customers following the acquisition of the Quodeck product line in December 2002, partially offset by a decrease in sales from other material handling product lines.

     Gross Profit. Our gross profit increased to $16.6 million for the year ended December 31, 2003, an increase of $2.9 million or 21.2%, from $13.7 million in 2002. The increase in gross profit during 2003 is a result of a shift in demand from our lower margin to our higher margin products and services, which increased gross profit by approximately $1.0 million. Additionally, favorable exchange rate translations contributed approximately $700,000 to the overall increase in gross profit. As a result of the Quodeck acquisition, an increase in total material handling gross profit of $646,000 was realized on the additional sales volume. Lastly, our Shipping Systems Division experienced greater sales activity as the market for new freight cars continued to improve during 2003, which resulted in an additional $463,000 of gross profit for 2003, compared to the prior year.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $10.9 million for the year ended December 31, 2003, an increase of $1.6 million or 17.2%, from $9.3 million in 2002. The increase in selling, general, and administrative expenses during 2003 is attributable to the addition of four key management positions along with certain other integration costs related to the Quodeck acquisition that resulted in $419,000 of additional expense over 2002. Also, we incurred $410,000 of additional expense at our North American business segments and our corporate office due to other general salary and benefit increases, employee additions and increases in accrued incentive compensation. Exchange rate translations contributed approximately $407,000 to the overall increase in selling, general, and administrative costs. Lastly, a preferential treatment claim at our Railway Maintenance Products Division related to a former customer’s bankruptcy filing in 2001 resulted in additional accrued expenses of approximately $153,000 in 2003.

     Amortization Expense. Our amortization expense decreased 65.9% to $78,000 for the year ended December 31, 2003 from $229,000 in 2002 due primarily to certain deferred financing costs becoming fully amortized in 2002.

     Interest Expense. Our interest expense decreased 33.4% to $353,000 for the year ended December 31, 2003 from $530,000 in 2002 primarily due to our average monthly outstanding long-term debt being lower throughout 2003 compared to the prior year.

     Other Expense. Other expense decreased 30.3% to $85,000 for the year ended December 31, 2003 from $122,000 in 2002, due primarily to maintenance expenses on our Troy, New York rental property that were incurred in 2002.

     Provision for Income Taxes. Our provision for income taxes increased to $1.8 million for the year ended December 31, 2003 from $1.3 million in 2002, reflecting an increase in income before taxes to $5.2 million for the year ended December 31, 2003 from $3.5 million in 2002. The effective tax rates on reported taxable income were 34.4% and 37.5% for the years ended December 31, 2003 and 2002, respectively. During 2003, our Canadian operation received research and development tax credits, which lowered our 2003 effective tax rate by approximately 1.5%.

     Net Income. Our net income increased to $3.4 million for the year ended December 31, 2003, an increase of $1.2 million or 54.5%, from $2.2 million in 2002. Our basic and diluted net income per share increased to $.52 for the year ended December 31, 2003, from $.35 (basic) and $.34 (diluted) for 2002.

Year Ended December 31, 2002 compared to Year Ended December 31, 2001

     Net Sales. Our net sales increased to $50.0 million for the year ended December 31, 2002, an increase of $6.2 million or 14.2%, from $43.8 million in 2001. The increase in 2002 net sales is primarily due to increased net sales of $4.4 million at our Canadian operation that primarily resulted from improved production capacity in 2002. The higher production levels allowed us to increase sales to our major Canadian railroad customers and increase spike sales in the northeastern portion of the United States. In addition, a major Canadian railroad customer instituted a two-year friction management capital spending program that increased demand for our friction management products. This same major Canadian capital spending program also benefited RMP as sales to this customer increased by approximately $900,000 in 2002. In addition, net sales increased as a result of a slight improvement in the new freight car building market served by SSD as sales increased by $430,000 in 2002. Favorable exchange rate translations of approximately $540,000 on conversion of United Kingdom sales into U.S. dollars further enhanced these results.

     Gross Profit. Our gross profit increased to $13.7 million for the year ended December 31, 2002, an increase of $1.7 million or 14.0% from $12.0 million in 2001. The increase in gross profit is primarily a result of a net increase of $1.2 million in gross profit at our Canadian operation. resulting from improved spike line operating performance along with increased sales volume of other product lines. In addition, our gross profit increased by approximately $500,000 due to improved sales volumes at both RMP and SSD.

     Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $9.3 million for the year ended December 31, 2002, an increase of $337,000 or 3.7% from $9.0 million in 2001. The increase in selling, general and administrative expenses is primarily attributable to general salary and benefit increases, employee additions, and increases in accrued incentive expenses of approximately $500,000, partially offset by decreases in a number of other administrative costs.

     Amortization Expense. Amortization expense decreased 32.6% to $229,000 for the year ended December 31, 2002 from $340,000 in 2001. This decrease in amortization expense reflects our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, after which we were no longer permitted to amortize goodwill.

     Interest Expense. Our overall interest expense decreased 47.4% to $530,000 for the year ended December 31, 2002 from $1.0 million in 2001 due primarily to reduced debt levels and lower interest rates. Our long-term debt decreased to $9.5 million at December 31, 2002 from $13.2 million at December 31, 2001. Our lower borrowing costs reflected declining market interest rates in 2002.

     Other Expense. Other expense increased to $122,000 for the year ended December 31, 2002, an increase of $71,000 or 139% from $51,000 in 2001. This increase is primarily due to maintenance costs incurred at our Troy, New York rental property during 2002.

     Provision for Income Taxes. Our provision for income taxes increased to $1.3 million for the year ended December 31, 2002 from $782,000 in 2001, reflecting an increase in income before taxes to $3.5 million in 2002 from $1.6 million in 2001. The effective tax rate on reported taxable income was 37.5% and 47.8% in each of the two periods, respectively. During 2001, we restructured our United States and Canadian credit facilities to remove our Canadian loan guarantees and pledges of collateral securing our long-term debt obligations with a United States financial institution. This measure eliminated United States taxes on our Canadian income. As a result of this debt restructuring, Canada borrowed funds on its Canadian facility and repatriated the funds to the United States in the form of a dividend to reduce our U.S. debt obligations. This dividend was subject to a withholding tax of $89,400, and increased our 2001 effective tax rate by 5.5%.

     Net Income. Our net income increased to $2.2 million for the year ended December 31, 2002, an increase of $1.3 million or 156%, from $853,000 in 2001. Net income per share increased to $0.35 (basic) and $0.34 (diluted) for the year ended December 31, 2002, an increase from $0.14 (basic) and $0.13 (diluted) for 2001.

Business Segment Review

     Our operations are organized into four business segments consisting of the Railway Maintenance Products Division (“RMP”), the Shipping Systems Division (“SSD”), Portec, Rail Products Ltd. (“Canada”) and Portec Rail Products (UK) Ltd. (“United Kingdom”), along with a corporate functional shared service. The presentation of segment information reflects the manner in which we organize segments by geographic areas for making operating decisions, assessing performance and allocating resources. Intersegment sales do not have an impact on our consolidated financial condition or results of operations.

     Railway Maintenance Products Division – “RMP”. At RMP, we manufacture and assemble track components and related products, friction management products and also provide services to railroads, transit systems and railroad contractors. We are also a distributor and reseller of purchased track components, lubricants and friction modifiers manufactured by third parties. Our manufactured and assembled track component and friction management products consist primarily of standard and insulated rail joints and friction management systems. Our purchased and distributed products consist primarily of various lubricants and friction modifiers. RMP’s largest customers are Class I railroads in North America. For the years ended December 31, 2003, 2002 and 2001, RMP’s two largest customers represented 33%, 30% and 37% of total external sales, respectively.

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
External sales	$27,825	$24,645	$23,431
Intersegment sales	1,473	1,586	1,502
Operating income	3,776	3,365	2,963
Sales by product line(1)
Rail joints and related products	$14,045	$15,257	$14,143
Friction management products and services	13,422	9,469	9,585
Other products and services	1,831	1,505	1,205

Total product and service sales	$29,298	$26,231	$24,933

(1)	Includes intersegment sales.

     For the year ended December 31, 2003, RMP’s external sales increased by $3.2 million or 13.0%, to $27.8 million from $24.6 million during 2002. The increase in external customer sales is primarily related to increases in sales of friction management products and services to our larger Class I railroad customers, as capital spending for these products and services increased during 2003. Operating income for the year ended December 31, 2003 increased to $3.8 million from $3.4 million in 2002, an increase of $411,000 or 12.2%, this increase is primarily due to the gross profit realized from the increased sales volume on higher margin friction management products and services.

     For the year ended December 31, 2002, RMP’s external sales increased by $1.2 million or 5.2%, from 2001. The increase in external sales is primarily attributable to a two-year friction management capital spending program along with increased demand for our other products by a major Canadian railroad of approximately $900,000. Operating income increased to $3.4 million in 2002 from $3.0 million in 2001, an increase of $402,000 or 13.6%. The increase in operating income is primarily attributable to the increased sales volume partially offset by general increases in employee wages, benefits and accrued incentive expenses of approximately $235,000.

     Shipping Systems Division – “SSD”. SSD engineers and sells load securement systems to the railroad freight car market. These systems are used to secure a wide variety of products and lading onto freight cars. Independent subcontractors had previously produced all of our manufactured products. However, beginning in 2002, RMP began to perform some of the assembly work related to this product line. SSD’s largest customer, TTX, is owned by the Class I railroads and has a large fleet of railroad flat cars, intermodal railcar platforms, boxcars and gondolas. For the years ended December 31, 2003, 2002 and 2001, SSD’s two largest customers represented 74%, 61% and 61% of total external sales, respectively.

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
External sales	$4,323	$3,441	$3,007
Intersegment sales	7	—	10
Operating income (loss)	514	144	(26)
Sales by product line(1)
Heavy duty load securement systems	$2,412	$1,645	$1,254
All other load securement systems.	1,918	1,796	1,763

Total product and service sales	$4,330	$3,441	$3,017

(1)	Includes intersegment sales.

     For the year ended December 31, 2003, SSD’s external sales of $4.3 million increased by $882,000 or 25.6%, from $3.4 million in 2002. The increase in external sales is primarily related to improved spending in the freight car market, in particular for refurbishment of military flat cars as a result of the war in Iraq and our largest customer upgrading its fleet of flatcars. Operating income for the year ended December 31, 2003 increased to $514,000 from $144,000 in 2002, an increase of $370,000 or 257%, primarily related to the increased sales volume in 2003.

     For the year ended December 31, 2002, SSD’s external sales of $3.4 million increased by $434,000 or 14.4%, from $3.0 million in 2001. The increase in external sales is primarily related to a slight improvement in the North American freight car market after a relatively weak period in 2001 as a result of a low demand for new freight cars. Operating income increased from an operating loss of $26,000 in 2001 to operating income of $144,000 in 2002, representing an increase of $170,000. The increase in operating income is primarily attributable to the increased sales volume and lower employee salaries as a result of a cost saving initiative that began in the fourth quarter of 2001. This initiative included salary reductions and the elimination of one full-time salaried position that resulted in total cost reductions of approximately $70,000.

     Portec, Rail Products Ltd. – “Canada”. At our Canadian operation, we manufacture rail anchors and rail spikes and assemble friction management products primarily for the two largest Canadian railroads. Rail anchors and spikes are devices to secure rails to the ties to restrain the movement of the rail tracks. For the years ended December 31, 2003, 2002 and 2001, Canada’s two largest customers represented 66%, 56% and 60% of total external sales, respectively.

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
External sales	$12,135	$10,596	$6,214
Intersegment sales	2,011	1,345	1,461
Operating income	1,767	1,204	399
Average translation rate of Canadian dollar to United States dollar	0.7212	0.6377	0.6448
Sales by product line(1)
Rail anchors and spikes	$10,270	$8,622	$5,012
Friction management products and services	3,338	2,854	2,149
Other products and services	538	465	514

Total product and service sales	$14,146	$11,941	$7,675

(1)	Includes intersegment sales.

     For the year ended December 31, 2003, Canada’s external sales of $12.1 million increased by $1.5 million or 14.5%, from $10.6 million during 2002. The increase in external sales is primarily related to foreign currency translation of Canadian dollar sales to U.S. dollars of approximately $1.4 million. Operating income for the year ended December 31, 2003 increased to $1.8 million from $1.2 million in 2002, an increase of $563,000 or 46.8%, primarily related to the increased gross profit on additional sales volume and increases related to foreign currency translation.

     For the year ended December 31, 2002, Canada’s external sales of $10.6 million increased by $4.4 million, or 70.5%, from $6.2 million in 2001. The increase in external sales is primarily related to an increase in rail anchors and spike sales of approximately $3.7 million as the spike line that was installed in late 2000 had its first year of uninterrupted production during 2002. As a result of the increased supply of anchors and spikes, we were able to increase sales to our two largest Canadian railroad customers along with being able to sell spikes in the Northeastern portion of the United States. In addition, the increase in external sales was also favorably impacted by a two-year friction management capital spending program along with increased demand for our other products by a major Canadian railroad which increased sales to that customer by approximately $1.6 million. Operating income increased to $1.2 million in 2002 from $399,000 in 2001, representing an increase of $805,000 or 202%, primarily due to increased margins as a result of the increase in sales volume of rail anchors and higher margin friction management products and services. In addition, the spike line operating efficiencies improved in 2002, and contributed approximately $400,000 of additional operating income over 2001.

     Portec Rail Products (UK) Ltd.- “United Kingdom”. In the United Kingdom, we operate and serve our customers in two markets. The United Kingdom’s rail business, which comprised approximately 40% of total sales for the years ended 2003, 2002 and 2001, is primarily driven by sales of friction management products and services to the United Kingdom passenger rail network. For the years ended December 31, 2003, 2002 and 2001, this segment’s two largest rail customers represented 11%, 20% and 17% of total external sales, respectively.

     Over the same time period described above, our material handling business represented approximately 60% of the total sales generated by the United Kingdom segment. Our major product lines in this market include overhead and floor conveyor systems, racking systems and mezzanine flooring systems. The end users of our products are primarily United Kingdom based companies in the manufacturing, distribution, garment and food industries. As our material handling products are primarily dependent upon the capital spending plans of manufacturers, our largest customers vary each year depending upon the contracts that are secured. For the years ended December 31, 2003, 2002 and 2001, our two largest material handling customers represented 11%, 18% and 11% of total external sales, respectively. In December 2002, we acquired the Quodeck product line from Quodeck Ltd. in order to broaden our material handling product offerings. The primary customers utilizing this product line are in the garment industry.

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
External sales	$13,281	$11,399	$11,187
Intersegment sales	60	27	24
Operating income	742	618	867
Average translation rate of British pound sterling to United States dollar	1.6446	1.5106	1.4398
Sales by product line(1)
Material handling products sales	$8,418	$6,490	$6,682
Friction management products and services	4,923	4,936	4,529

Total product sales	$13,341	$11,426	$11,211

(1)	Includes intersegment sales.

     For the year ended December 31, 2003, United Kingdom’s external sales of $13.3 million increased by $1.9 million or 16.5%, from $11.4 million in 2002. The increase in external sales is primarily due to an incremental increase in total material handling sales of $1.4 million as a result of the Quodeck acquisition and favorable foreign exchange translations of approximately $600,000 for material handling sales in British pounds sterling to U.S. dollars. The incremental increase in material handling sales of $1.4 million was the result of an increase in Quodeck product sales of $3.2 million, partially offset by a $1.8 million decrease in sales of other material handling products. Operating income for the year ended December 31, 2003 increased to $742,000 from $618,000 in 2002, an increase of $124,000 or 20.1%, due primarily to the Quodeck acquisition, which increased incremental material handling operating income by approximately $227,000 for the year ended December 31, 2003. This increase in operating income was partially offset by increases in rail related administrative expenses in 2003.

     For the year ended December 31, 2002, United Kingdom’s external sales of $11.4 million increased by $212,000 or 1.9%, from $11.2 million in 2001. The increase in external sales is primarily related to favorable exchange rate translations of approximately $540,000 in 2002 as our actual foreign currency sales level declined by approximately 2.1% from 2001 levels. Operating income decreased to $618,000 in 2002 from $867,000 in 2001, representing a decrease of $249,000 or 28.7%. The decrease in operating income is primarily attributable to a significant material handling contract with a large original equipment manufacturer that realized a low gross profit during 2002 along with increased employee wages and benefits of approximately $160,000 and advertising costs of approximately $80,000 for promotion of the material handling business.

Liquidity and Capital Resources

     Our cash flow from operations is the primary source of financing for internal growth, capital expenditures, and repayments of long-term contractual obligations, dividends to our shareholders, and other commercial commitments. The most significant risk associated with our ability to generate sufficient cash flow from operations is the overall level of demand for our products. In addition, we have cash invested in short-term government money market funds of approximately $10.1 million at February 29, 2004 primarily as a result of our initial public offering and subsequent underwritten over-allotment exercise. We may use this cash for acquisitions, product line expansions, and other general corporate purposes. We believe we can manage our working capital and control costs to meet our cash flow needs for the next twelve months to meet our growth objectives. In addition to cash generated from operations, we have three primary revolving and overdraft credit facilities in place to support the working capital needs of each of our business segments. We believe that cash flow from operations and the availability under our credit lines and proceeds from the initial public offering will be sufficient to meet our cash flow requirements over the next twelve months.

     Cash Flow Analysis. During the year ended December 31, 2003, cash flow provided by operations was $734,000 compared to $5.6 million in cash flow provided by operations in 2002. The primary reasons for this decrease are an increase in inventory levels, accounts receivable balances and prepaid expenses in 2003. Inventory at our Canadian operation increased by $2.5 million during 2003, as inventory levels were artificially low at the end of 2002 due to a work stoppage at our primary raw material supplier. Also, inventory at RMP increased by $589,000 during 2003 to meet customer demands during the fourth quarter of 2003. Accounts receivable increased by $862,000 during 2003 due primarily to the increased sales volume at RMP. Also, increases in prepaid expenses and other assets were primarily related to costs incurred for the initial public offering of our common stock, which resulted in a decrease of $1.1 million in cash provided by operations. These uses of working capital were partially offset by operating income of $5.6 million during 2003, compared to operating income of $4.2 million in 2002, and increases in accounts payable, which provided an increase in cash from operating activities of $748,000 during 2003.

     Net cash used in investing activities was $663,000 for 2003, compared to $716,000 in 2002. Our capital expenditures for 2003 include the purchase of a new computer system for RMP to improve workflow productivity. Approximately $232,000 has been spent on the computer system through 2003, with another $40,000 expected to be spent in 2004. Installation of the new computer system is expected to occur in the first half of 2004. Total capital expenditures for 2003 were $678,000 and were primarily to support new strategic initiatives, develop new products, and upgrade machinery and equipment, almost all of which are discretionary. We believe the overall level of capital spending for our business segments is sufficient to remain competitive.

     Net cash used in financing activities was $1.3 million for 2003, compared to $3.7 million in 2002. Cash used in financing activities during 2003 is related to the net repayments and borrowings of long-term debt obligations in the amount of $2.6 million and cash dividends paid of $815,000. These uses of cash were offset by increased borrowings of $2.1 million on our revolving credit facilities, which were used to support working capital needs due to the increased demand for our products, as well as costs incurred in conjunction with our initial public common stock offering.

     During 2002, we generated $5.6 million in cash flow from operations compared to $3.8 million in 2001, primarily due to an increase in operating income of 54.1% and reduced inventory levels as a result of a labor strike at our primary raw material supplier in Canada.

     Net cash used in investing activities was $716,000 in 2002. Compared to 2001, net cash used for investing activities increased by $408,000 primarily due to the Quodeck acquisition that amounted to approximately $344,000 in purchased assets.

     Net cash flow used in financing activities was $3.7 million in 2002, compared to $3.8 million used in 2001. Our primary objective in 2002 was to continue to aggressively pay down our long-term debt obligations, minimize borrowings under our revolving and overdraft credit facilities and lower our debt to equity ratios.

     Credit Facilities. Our working capital, revolving credit and overdraft facilities are summarized as follows:

     In the United States, we have a $6.25 million revolving credit facility with a financial institution that provides for the working capital needs of RMP and SSD. Borrowings under this facility can be in an amount up to 80% of the outstanding combined accounts receivable plus 50% of the combined inventory of both RMP and SSD. Advances against inventory are limited to $3.75 million. As of December 31, 2003, borrowings under this facility amounted to $5.5 million and we had the ability to borrow an additional $740,000 under this facility. This agreement contains certain financial covenants that require us to maintain current, leverage and fixed charge coverage ratios as well as maintaining minimum amounts of tangible net worth. We were in compliance with all of these financial covenants as of December 31, 2003. As a result of our initial public offering, this facility was paid in full during January 2004 and there were no borrowings on this facility as of February 29, 2004.

     In Canada, we have a $2.9 million ($3.75 million Canadian dollars) revolving credit facility with the Canadian branch of a United States financial institution that provides for the working capital needs of our Canadian operation. Borrowings under this credit facility can be in the amount up to 80% of the outstanding accounts receivable plus 50% of the aggregate value of inventory. Advances against inventory are limited to $1.875 million Canadian dollars. As of December 31, 2003, borrowings under this facility amounted to $811,000 and we had the ability to borrow an additional $2.7 million Canadian dollars under this facility. This agreement contains the same financial covenants as the United States facility. We were in compliance with all financial covenants related to this facility as of December 31, 2003. As of February 29, 2004, there were approximately $711,000 of borrowings on this facility.

     In the United Kingdom, we have a $711,000 (£400,000) overdraft facility with a local financial institution to support the working capital needs of our United Kingdom operation. As of December 31, 2003, there were no outstanding borrowings under this facility and we had the ability to borrow up to the maximum value of the facility.

The overdraft facility is reviewed on an annual basis and has a current maturity date of March 19, 2005. As of February 29, 2004 there were no borrowings on this facility.

     In addition to these credit facilities, we have a $1.6 million line of credit with a United States financial institution to fund capital expenditures for our Railway Maintenance Products Division and Shipping Systems Division. See “Item 13. Certain Relationships and Related Transactions” herein. Any advances on this line are made in term notes and the line availability is reduced by that amount. As of December 31, 2003, such borrowings under term notes amounted to $73,000, and we had the ability to borrow up to the remaining maximum value of the facility. This facility has a current maturity date of June 30, 2005. As a result of our initial public offering, this facility was paid in full during January 2004. We also maintain various local financing arrangements in Canada and the United Kingdom.

Summary of Contractual Obligations

     The following is a summary of our contractual obligations as of December 31, 2003:

					2007 and
Contractual Obligations	2004		2005	2006	Thereafter	Total
	(In thousands)
Long term debt	$2,226	(1)	$302	$228	$178	$2,934
Revolving credit facilities	6,321	(2)	—	—	—	6,321
Capital leases and equipment loans	8		4	2	2	16
Operating leases	726		491	434	487	2,138

Total contractual obligations	$9,281		$797	$664	$667	$11,409

(1)	Of these balances, $1,923,000 of the long-term debt was repaid in January 2004.

(2)	This balance was repaid in January 2004.

Financial Condition

     At December 31, 2003, total assets were $40.4 million, an increase of 15.9% from December 31, 2002. The increase at December 31, 2003 is primarily due to increased inventory levels of $3.6 million to meet demand for our products, along with inventory levels being artificially low at the end of 2002 due to a strike at our primary steel supplier in Canada. In addition, accounts receivable has increased by approximately $1.0 million as a result of our higher sales levels. At December 31, 2003, net working capital (defined as current assets minus current liabilities) was $6.2 million, a decrease of 31.1%, from $8.9 million at December 31, 2002. The decrease in working capital is primarily due to an increase in current maturities of long-term debt. As a result of our initial public offering, we repaid certain long-term indebtedness, including certain revolving credit facilities, in January 2004; therefore, at December 31, 2003, outstanding balances of $5.9 million under these facilities were classified as current liabilities. The decrease in working capital was partially offset by increases in inventory and accounts receivable levels.

     Total outstanding debt obligations at December 31, 2003 decreased by approximately $260,000 or 2.7%, to $9.3 million as of December 31, 2003, from $9.5 million at December 31, 2002 as net repayments and borrowings of long-term debt of approximately $2.6 million were partially offset by borrowings on our working capital facilities of $2.1 million. As of February 29, 2004, our outstanding long-term debt obligations amounted to $1.8 million.

     As discussed in “Item 3. Legal Proceedings”, Portec, Inc., our predecessor, was named with numerous other defendants in an environmental lawsuit. The plaintiff seeks to recover costs which it has incurred to investigate and remediate its own property as required by the New York State Department of Environmental Conservation (NYSDEC). We have not been named as a liable party by the NYSDEC and believe we have no liability to the plaintiff in the case. We filed a motion of summary judgment seeking a ruling to have us dismissed from the case. On November 6, 2003, the motion of summary judgment was granted and all claims and cross-claims against Portec, Inc. were dismissed. Although a number of other defendants were also dismissed on summary judgment, a few were not, and therefore the action is continuing. The summary judgment decision was entered as an amended judgment on March 11, 2004. We have received indications that Niagara Mohawk will seek to appeal this judgment. If the plaintiff wins on appeal, we will incur additional ongoing expenses associated with this litigation, which are not estimable at this time.

     We maintain a noncontributory defined benefit pension plan that covers substantially all United States employees and our retirees. Benefits under the plan are based on years of service for hourly employees. For salaried employees, benefits under the plan are based on years of service and the employee’s average compensation during defined periods of service. In August 2003, we amended our United States defined benefit plan by freezing the benefits accrued for all participants effective December 31, 2003 and preventing new enrollments after December 31, 2003. Our future net periodic pension cost and plan funding will be dependent upon the performance of plan assets. The estimated cash flow funding for the next five years is expected to range from approximately $150,000 to $640,000 per year and the net periodic pension (income) cost for the next five years is expected to range from approximately ($200,000) to $33,000 per year. These estimates are based upon a discount rate of 6.75% and asset return of 3% to 8.25%.

     In addition, we also maintain a contributory defined benefit plan in the United Kingdom. The plan covers 21 active employees along with former employees and our retirees and has been frozen to new entrants since April 1, 1997. Benefits under the plan are based on years of service and eligible compensation during defined periods of service. The estimated cash flow funding for the next five years is expected to range from $50,000 to $100,000 per year. In accordance with United Kingdom pension regulations, employee cash contributions to the plan were terminated on December 31, 2003.

     The products we manufacture and sell, such as our joint bars, rail anchors and rail spikes, require steel as a major element in the production process. During the first few months of 2004, worldwide steel prices have spiked upwards resulting in steel surcharges being added to our overall raw material costs. As a result of these steel surcharges increasing our raw material costs, we are working with our customers on the overall absorption of these higher raw material costs. Although we believe that some or all of the increased raw material costs can be passed through to our customers, the total overall impact of this added cost on our gross profit is unknown at this time. We are presently negotiating these surcharges with each of our major customers. However, if a prolonged increase in steel prices should continue and we are unable to pass on these added costs to our customers, our future earnings could be negatively impacted.

     In addition, our largest rail customer in the United Kingdom, Network Rail, has recently undertaken a significant restructuring program. According to published reports, Network Rail plans to take direct control over all of its track maintenance work, which was previously handled by third party maintenance contractors. As a result of this restructuring program, we have experienced lower demand for our rail products over the past several months at our United Kingdom operation. In order to lower our operating expenses at our United Kingdom operation, we have eliminated ten positions in the United Kingdom during February 2004, which resulted in severance costs of approximately $100,000. We believe that the demand for our products by Network Rail will improve once its restructuring program is completed; however, if demand for our products does not improve, our future earnings could be negatively impacted.

Discussion of Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations is based upon our audited and unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate the appropriateness of these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Revenue Recognition. Revenue from product sales is recognized at the time products are delivered and title has passed or when service is performed. Delivery is determined by our shipping terms, which are primarily FOB shipping point. Shipments are made only under a valid contract or purchase order where the sales price is fixed or determinable and collectability of the resulting receivable is reasonably assured. Revenue is recognized net of returns, discounts and other allowances.

     Revenue from installation of material handling equipment is generally recognized by applying percentages of completion for each contract to the total estimated profits for the respective contracts. The length of each contract varies, but is typically about two to four months. The percentages of completion are determined by relating the actual costs of work performed to date, to the current estimated total costs of the respective contracts. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, repairs and depreciation costs.

     When the estimate on a contract indicates a loss, the entire loss is immediately recorded in the accounting period that the loss is determined. The cumulative effect of revisions in estimates of total costs or revenue during the course of the work is reflected in the accounting period in which the facts that caused the revision first become known.

     Allowances for Doubtful Accounts. We maintain a reserve to absorb probable losses relating to bad debts arising from uncollectible accounts receivable. The allowance for doubtful accounts is maintained at a level that we consider adequate to absorb probable bad debts inherent in the accounts receivable balance and is based on ongoing assessments and evaluations of the collectability, historical loss experience of accounts receivable and the financial status of customers with accounts receivable balances. Bad debts are charged and recoveries are credited to the reserve when incurred.

     We believe the accounting estimate related to the allowance for doubtful accounts is a “critical accounting estimate” because we have a significant concentration of accounts receivable in the rail industry. The economic conditions could affect our customers’ ability to pay and changes in the estimate could have a material effect on net income.

     Inventories. We establish obsolescence reserves for slow-moving and obsolete inventories. Obsolescence reserves reduce the carrying value of slow moving and obsolete inventories to their estimated net realizable value, which generally approximates the recoverable scrap value. We utilize historical usage, our experience, current backlog and forecasted usage to evaluate our reserve amounts. We also periodically evaluate our inventory carrying value to ensure that the amounts are stated at the lower of cost or market. If actual market conditions are less favorable than those projected by us, additional inventory reserves may be required.

     Goodwill. We assess the impairment of goodwill at least annually and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the goodwill of each of our reporting units for impairment as required under SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to identify a potential impairment and the second step measures the amount of an impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. The fair values of our reporting units are determined using a combination of a discounted cash flow analysis and market multiples based upon historical and projected financial information. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require our judgment. Factors that could change the result of our goodwill impairment test include, but are not limited to, different assumptions used to forecast future revenue, expenses, capital expenditures and working capital requirements used in our cash flow models. In addition, selection of a risk adjusted discount rate on the estimated undiscounted cash flow is susceptible to future changes in market conditions and when unfavorable, can adversely affect our original estimates of fair values. Since adoption of SFAS 142, we have not recognized any impairment of goodwill.

     Defined Benefit Pension Plans. We sponsor defined benefit pension plans for certain of our employees and retirees. We account for these plans as required under SFAS No. 87, “Employers’ Accounting for Pensions.” The liabilities and expenses for pensions require significant judgments and estimates. These amounts are determined using actuarial methodologies and incorporate significant assumptions, including the rate used to discount the future estimated liability, inflation, the long-term rate of return on plan assets and mortality tables. Management has mitigated the future liability of active employees by freezing all defined benefit pension plans effective December 31, 2003. The rate used to discount future estimated liabilities is determined considering the rates available at year-end on AA rated corporate long term bonds that could be used to settle obligations of the plan. Our inflation assumption is based on an evaluation of external market indicators. The long-term rate of return is estimated by considering historical returns and expected returns on current and projected asset allocations. The effects of actual results that differ from these assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligations in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our obligations and future expense.

     As interest rates decline, the actuarially calculated pension plan liability increases. Conversely, as interest rates increase, the actuarially calculated pension liability decreases. The recent declines in interest rates and equity markets have had a negative impact on the pension plan liability and fair value of our plan assets. As a result, the accumulated benefit obligation exceeded the fair value of plan assets at December 31, 2003, 2002 and 2001, which resulted in a $577,000, $1.4 million and $260,000, net of tax, respectively, charge to other comprehensive loss.

     Income Taxes. Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any necessary valuation allowance recorded against net deferred tax assets. As a company with international operations, we record an estimated liability or benefit for our current income tax provision and other taxes based on what we determine will likely be paid in various jurisdictions in which we operate. We use our best judgment in the determination of these amounts. However, the liabilities ultimately realized and paid are dependent on various matters including the resolution of the tax audits in the various affected tax jurisdictions and may differ from the amounts recorded. An adjustment to the estimated liability would be recorded through income in the period in which it becomes probable that the amount of the actual liability differs from the recorded amount. We do not believe that such a charge would be material.

     The process of recording deferred tax assets and liabilities involves summarizing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. We must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, a valuation allowance is established. If a valuation allowance is established in a period, an expense is recorded. The valuation allowance is based on our experience, current economic situation and budgets. We believe that operations will provide taxable income levels to recover the deferred tax assets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to interest rate risk on our contractual long-term debt obligations and our working capital facilities are under floating interest rate arrangements. We have determined that these risks are not significant enough to warrant hedging programs. A significant portion of our floating interest rate long-term debt obligations were repaid in January 2004, in conjunction with our initial public offering.

     In addition, we are exposed to foreign currency translation fluctuations with our two international operations. We do not have any foreign exchange derivative contracts to hedge against foreign currency exposures. Therefore, we are exposed to the related effects when the foreign currency exchange rates fluctuate. If the U.S. dollar strengthens against the Canadian dollar and/or the British pound sterling, the translation rate for these foreign currencies will decrease, which will have a negative impact on our operating income. For example, for year ended December 31, 2003, for every 1/100 change in the exchange rate of the Canadian dollar to the U.S. dollar, our Canadian operation’s operating income would have changed by approximately $24,500. Further, for every 1/100 change in the exchange rate of the British pound sterling to the U.S. dollar, the impact on operating income for our United Kingdom operations for the year ended December 31, 2003 would have been approximately $4,500. Foreign currency translation fluctuations have no impact on cash flows as long as we continue to reinvest any profits back into the respective foreign operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are included in this item:

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

Independent Accountants’ Report

The supplementary data required by this Item (selected quarterly financial data) is provided in Note 15 of the Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

	December 31
	2003	2002
	(In Thousands)
Assets
Current assets
Cash and cash equivalents	$418	$1,431
Accounts receivable, net	8,099	6,922
Inventories, net	12,968	9,418
Prepaid expenses and other current assets	1,394	348
Deferred income taxes	401	322

Total current assets	23,280	18,441
Property, plant and equipment, net	11,841	11,162
Other assets	170	293
Goodwill	5,096	4,958

Total assets	$40,387	$34,854

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$8,555	$2,193
Accounts payable	4,939	4,025
Accrued income taxes	1,049	833
Accrued compensation	986	862
Other accrued liabilities	1,596	1,591

Total current liabilities	17,125	9,504
Long-term debt, less current maturities	716	7,338
Accrued pension costs	1,975	1,304
Deferred income taxes	1,172	539
Other long-term liabilities	266	226

Total liabilities	21,254	18,911

Commitments and Contingencies	—	—
Shareholders’ equity:
Common stock, $1 par value, 50,000,000 and 10,000,000 shares authorized, 6,523,002 and 6,527,002 shares issued and outstanding at December 31, 2003 and 2002, respectively	6,523	6,527
Additional paid-in capital	2,756	2,766
Retained earnings	11,221	8,638
Accumulated other comprehensive loss	(1,367)	(1,988)

Total shareholders’ equity	19,133	15,943

Total liabilities and shareholders’ equity	$40,387	$34,854

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

	Years Ended December 31
	2003	2002	2001
	(Dollars in Thousands, Except Earnings Per Share Data)
Net sales	$57,564	$50,081	$43,839
Cost of sales	40,986	36,357	31,798

Gross profit	16,578	13,724	12,041
Selling, general and administrative	10,880	9,345	9,008
Amortization expense	78	229	340

Operating income	5,620	4,150	2,693
Interest expense	353	530	1,007
Other expense, net	85	122	51

Income before income taxes	5,182	3,498	1,635
Provision for income taxes	1,784	1,312	782

Net income	$3,398	$2,186	$853

Earnings per share
Basic	$.52	$.35	$.14
Diluted	$.52	$.34	$.13

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity

					Accumulated
	Common Stock				Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
			(Dollars in Thousands)
Balance at January 1, 2001	6,308,000	$6,308	$2,831	$5,599	$(497)	$14,241
Purchase of common stock	(56,400)	(56)	(138)	—	—	(194)
Issuance of common stock	47,098	47	115	—	—	162
Comprehensive income:
Net income	—	—	—	853	—	853
Minimum pension liability adjustment, net of tax benefit of $111	—	—	—	—	(260)	(260)
Foreign currency translation adjustment, net of tax benefit of $165	—	—	—	—	(269)	(269)

Total comprehensive income						324

Balance at December 31, 2001	6,298,698	6,299	2,808	6,452	(1,026)	14,533
Purchase of common stock	(52,216)	(52)	(128)	—	—	(180)
Issuance of common stock	7,400	7	18	—	—	25
Options exercised	273,120	273	68	—	—	341
Comprehensive income:
Net income	—	—	—	2,186	—	2,186
Minimum pension liability adjustment, net of tax benefit of $801	—	—	—	—	(1,356)	(1,356)
Foreign currency translation adjustment, net of tax of $224	—	—	—	—	394	394

Total comprehensive income						1,224

Balance at December 31, 2002	6,527,002	6,527	2,766	8,638	(1,988)	15,943
Purchase of common stock	(4,000)	(4)	(10)	—	—	(14)
Cash dividends on common stock paid to shareholders	—	—	—	(815)	—	(815)
Comprehensive income:
Net income	—	—	—	3,398	—	3,398
Minimum pension liability adjustment, net of tax benefit of $239	—	—	—	—	(577)	(577)
Foreign currency translation adjustment, net of tax of $750	—	—	—	—	1,198	1,198

Total comprehensive income						4,019

Balance at December 31, 2003	6,523,002	$6,523	$2,756	$11,221	$(1,367)	$19,133

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

	Years Ended December 31
	2003	2002	2001
	(In Thousands)
Operating Activities
Net income	$3,398	$2,186	$853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,399	1,567	1,716
Provision for doubtful accounts	42	18	115
Deferred income taxes	6	(101)	(3)
Loss on sale of fixed assets	12	—	10
Changes in operating assets and liabilities:
Accounts receivable	(862)	(1,338)	2,651
Inventories	(3,048)	2,307	(572)
Prepaid expenses and other assets	(1,090)	(20)	(275)
Accounts payable	748	30	(49)
Income tax payable	117	537	45
Accrued expenses	12	429	(642)

Net cash provided by operating activities	734	5,615	3,849

Investing Activities
Purchases of property, plant and equipment	(678)	(762)	(332)
Proceeds from sale of assets	15	46	24

Net cash used in investing activities	(663)	(716)	(308)

Financing Activities
Net Increase (decrease) in revolving credit agreement	2,083	(2,845)	(761)
Proceeds from bank term loans	—	1,721	—
Principal payments on bank term loans	(2,401)	(2,479)	(2,780)
Borrowings from Boone County Bank, Inc. (related party)	100	—	—
Principal payments to Boone County Bank, Inc. (related party)	(231)	(222)	(200)
Principal payments on capital leases	(23)	(45)	(47)
Cash dividends paid to shareholders	(815)	—	—
Exercise of stock options	—	341	—
Purchase of common stock	(14)	(180)	(194)
Issuance of common stock	—	25	162

Net cash used in financing activities	(1,301)	(3,684)	(3,820)

Effect of exchange rate changes on cash and cash equivalents	217	(23)	(24)

(Decrease) increase in cash and cash equivalents	(1,013)	1,192	(303)
Cash and cash equivalents at beginning of period	1,431	239	542

Cash and cash equivalents at end of period	$418	$1,431	$239

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$353	$532	$1,064

Income taxes	$1,768	$938	$368

Capital lease obligation incurred for equipment	$7	$0	$87

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1: Nature of Operations and Significant Accounting Policies

Nature of Operations

We are a manufacturer of insulated rail joints, rail lubrication equipment, rail anchors, rail spikes, freight car and locomotive jacking systems, load securement equipment and material handling equipment, serving both domestic and international markets. We have four manufacturing facilities located in Huntington, West Virginia; St. Jean, Quebec Canada; Wrexham, Wales United Kingdom; and Leicester, England United Kingdom. We also have offices near Chicago, Illinois; Montreal, Quebec Canada and our corporate office is near Pittsburgh, Pennsylvania.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Portec Rail Products, Inc., our wholly-owned Canadian subsidiary, Portec, Rail Products Ltd. (Canada) and our wholly-owned United Kingdom subsidiary, Portec Rail Products (UK) Ltd. (United Kingdom). All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at the amount billed to our customers. We provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable are ordinarily due between 30 and 60 days after the issuance of the invoice. Accounts past due more than 90 days are considered delinquent. Delinquent receivables are written-off based on individual credit evaluation and specific customer circumstances.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for all inventories. Inventory costs include material, labor and manufacturing overhead.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is recorded by the straight-line method based on estimated useful lives, as follows:

Buildings and improvements	10-25 years
Machinery and equipment	4-10 years
Office furniture and equipment	3-5 years

Leasehold improvements are amortized over the shorter of the useful life of the asset or the term of the lease. Expenses for repairs, maintenance and renewals are charged to operations as incurred. Expenditures that improve an asset or extend its useful life are capitalized.

Goodwill

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 ceases the amortization of goodwill and other intangible assets with indefinite useful lives. SFAS No. 142 also requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives and will be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

We adopted SFAS No. 142 effective January 1, 2002. We are required to test our goodwill for impairment using a two-step process described in SFAS No. 142 on an annual basis or whenever events or circumstances indicate that the fair value of our reporting units may have been affected. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We completed the transitional goodwill impairment test effective January 1, 2002 and determined no transition adjustment was required. We have established October 1st as our annual measurement date for impairment of goodwill. We completed the annual impairment test for 2003 and determined no adjustment was required.

Prior to the adoption of SFAS No. 142 on January 1, 2002, goodwill arising from acquisitions completed before July 1, 2001 was amortized on a straight-line basis over a period of 40 years. In accordance with SFAS No. 142, we did not amortize goodwill arising from acquisitions initiated after June 30, 2001 and ceased amortization of all goodwill upon adoption of the standard.

Foreign Currency Translation

The assets and liabilities of our foreign subsidiaries are measured using the local currency as the functional currency and are translated into U.S. dollars at exchange rates as of the balance sheet date. Income statement amounts are translated at the weighted-average rates of exchange during the year. The translation adjustment is accumulated as a separate component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in determining net income. Such amounts have not been material.

Revenue Recognition

Revenue from product sales is recognized at the time products are delivered and title has passed or when service is performed. Delivery is determined by our shipping terms, which are primarily FOB shipping point. Revenue is recognized net of returns, discounts and other allowances.

Revenue from installation of material handling equipment is generally recognized by applying percentages of completion for each contract to the total estimated profits for the respective contracts. The length of each contract varies, but is typically about two to four months. The percentages of completion are determined by relating the actual costs of work performed to date to the current estimated total costs of the respective contracts. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, repairs and depreciation costs.

When the estimate on a contract indicates a loss, our policy is to record the entire loss immediately in the accounting period that the loss is determined. The cumulative effect of revisions in estimates of total costs or revenue during the course of the work is reflected in the accounting period in which the facts that caused the revision first become known.

Related Party Transactions

Related party transactions are conducted with companies under common control of our shareholders or directors. Transactions with related parties are conducted at arms length and are not material.

Warranty Obligations

We record a liability for product warranty obligations based upon historical warranty claims experience. Product warranty accruals as of December 31, 2003 and 2002 were not significant.

Income Taxes

Deferred income taxes are provided for the tax consequences of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

Research and experimentation tax credits are accounted for under the flow-through method as a reduction of income tax expense in the year the credits are earned.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Shipping and Handling

Shipping and handling costs that we incur are included in the cost of sales.

Financial Instruments

The carrying value of all of our financial instruments approximate their fair values.

Recent Accounting Pronouncements

In January of 2003, the FASB issued Interpretation No. 46, (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, and in December 2003 the FASB deferred certain effective dates of Interpretation No. 46. For all variable interest entities other than special purpose entities, the revised Interpretation is effective for periods ending after March 15, 2004. For variable interest entities meeting the definition of special purpose entities under earlier accounting rules, the Interpretation remains effective for periods ending after December 31, 2003. The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling interest through ownership of a majority voting interest in the entity. We have determined that we have no such instruments.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures in its balance sheet certain financial instruments with characteristics of both liabilities and equity. The objective of this Statement is to require issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a nonpublic company. For these instruments, this Statement is effective for existing or new contracts for fiscal periods beginning after December 15, 2003. Adoption of this Standard is not expected to have a material effect on us.

Stock Options

During 2002 and 2001, we had a stock-based employee compensation plan, which is described more fully in Note 10. We account for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date.

All options vested in 1998. All unexercised options expired on December 10, 2002. Due to these facts there is no pro forma impact on net income per share had we applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

Earnings Per Share

Basic earnings per share (EPS) are computed as net income available to common shareholders divided by the weighted average common shares outstanding. Diluted earnings per share considers the potential dilutive effects of the exercise of the outstanding stock options under our stock option plan. All stock options were exercised prior to December 31, 2002.

	Years Ended December 31
	2003	2002	2001
	(Dollars in Thousands, Except Earnings Per Share Data)
Net income available to common shareholders	$3,398	$2,186	$853
Basic common shares:
Weighted average shares outstanding	6,524,002	6,309,160	6,293,924
Diluted potential common shares:
Stock option equivalents	—	175,600	208,479
Diluted average shares outstanding	6,524,002	6,484,760	6,502,403
Basic earnings per share	$.52	$.35	$.14
Diluted earnings per share	$.52	$.34	$.13

Reclassifications

Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 financial statement presentation. These reclassifications had no effect on net earnings.

Note 2: Acquisition of Quodeck Limited Product Line

On December 9, 2002, our wholly-owned subsidiary, Portec Rail Products (UK) Ltd., acquired certain assets and assumed certain liabilities of Quodeck Ltd. (Quodeck) for approximately $344,000 (£219,000). We made the acquisition to add a broader depth of new product lines targeted primarily at the garment industry for its material handling business in the United Kingdom. The acquisition was 100% financed with a bank term loan of approximately $471,000 (£300,000) which also provided working capital. Accordingly, the results of operations of Quodeck are included in our results since the acquisition date. The purchase price was allocated to assets acquired and liabilities assumed based on relative fair market values and no goodwill was recorded.

Note 3: Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. We generally do not require collateral for our trade accounts receivable. We continually evaluate our accounts receivable and adjust our allowance for doubtful accounts for changes in potential credit risk.

Accounts receivable consists of the following:

	December 31
	2003	2002
	(In Thousands)
Accounts receivable	$8,144	$6,965
Less allowance for doubtful accounts	45	43

Net accounts receivable	$8,099	$6,922

Note 4: Inventories

The major components of inventories are as follows:

	December 31
	2003	2002
	(In Thousands)
Raw materials	$5,825	$4,171
Work in process	363	283
Finished goods	7,056	5,200

	13,244	9,654
Less reserve for slow-moving and obsolete inventory	276	236

Net inventory	$12,968	$9,418

Note 5: Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31
	2003	2002
	(In Thousands)
Land	$1,035	$1,003
Buildings and improvements	7,712	6,591
Machinery and equipment	8,387	7,755
Office furniture and equipment	2,583	2,127

	19,717	17,476
Less accumulated depreciation	7,876	6,314

Net property and equipment	$11,841	$11,162

Total depreciation expense was approximately $1,321,000, $1,338,000 and $1,376,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 6: Goodwill

The changes in the carrying amounts of goodwill attributable to each segment at December 31, 2003 and 2002 are as follows:

	December 31,	Amortization	Foreign		December 31,
	2002	Expense	Exchange	Other	2003
	(In Thousands)
RMP	$2,964	$—	$—	$—	$2,964
SSD	265	—	—	—	265
Canada	440	—	—	—	440
United Kingdom	1,289	—	138	—	1,427

Total	$4,958	$0	$138	$0	$5,096

	December 31,	Amortization	Foreign		December 31,
	2001	Expense	Exchange	Other	2002
	(In Thousands)
RMP	$2,964	$—	$—	$—	$2,964
SSD	265	—	—	—	265
Canada	440	—	—	—	440
United Kingdom	1,160	—	129	—	1,289

Total	$4,829	$0	$129	$0	$4,958

The following is our net income adjusted to exclude goodwill amortization expense (net of tax) for the years ended December 31, 2003, 2002 and 2001.

	Years Ended December 31
	2003	2002	2001
	(In Thousands)
Net income	$3,398	$2,186	$853
Add back goodwill amortization, net of tax	—	—	114

Adjusted net income	$3,398	$2,186	$967

Note 7: Long-Term Debt

Long-term debt consists of the following:

	December 31
	2003	2002
	(In Thousands)
Senior Credit Facility (a):
Revolving credit facility	$5,510	$4,150
Term loan	1,225	2,425
2002 Term loan	625	900
Mortgage loan (Canada) (b)	—	318
Revolving credit facility (Canada) (b)	811	—
Term loan (United Kingdom) (c)	338	354
Property loan (United Kingdom) (c)	199	402
Conveyors acquisition loan (United Kingdom) (c)	—	229
Quodeck acquisition loan (United Kingdom) (c)	474	483
Overdraft credit facility (United Kingdom) (c)	—	34
Boone County Bank, Inc. (related party) (d)	73	205
Capitalized lease obligations	16	31

	9,271	9,531
Less current maturities	8,555	2,193

	$716	$7,338

(a) Senior Credit Facility

On December 31, 1997, we entered into a $20,500,000 loan and security agreement (Agreement) with a financial institution that was comprised of a $9,500,000 revolving credit facility (later amended to $7,500,000 and then amended to $6,250,000), a $9,000,000 term loan and a $2,000,000 mortgage loan. The Agreement also provides for standby and commercial letters of credit not to exceed $1,000,000. As of December 31, 2003, no standby or commercial letters of credit have been issued.

Borrowings under the revolving credit facility can be in an amount up to 80% of the outstanding eligible accounts receivable plus 50% of the aggregate value of eligible inventory. Advances against eligible inventory are limited to $3,750,000. We are required to pay a 0.25% fee on the average daily unused portion of the revolving credit facility. At December 31, 2003, $740,000 of additional borrowings were available under the revolving credit facility.

Advances under the revolving credit facility accrue interest, at our option, at the Eurodollar rate plus 1.75% to 2.50% or the financial institution’s prime rate plus 0.00% to 0.50%. Borrowings on the revolving credit facility accrued interest at 4.00%, and 3.17% at December 31, 2003 and 2002, respectively. The revolving credit facility expires on December 31, 2006.

The term loan is payable in monthly installments of $100,000 through November 30, 2004 with a final payment of the remaining outstanding principal due on December 1, 2004. Monthly interest payments are computed at the London InterBank Offer Rate rate plus 1.75% to 2.50%. Borrowings on the term loan accrued interest at 4.00% and 3.17% at December 31, 2003 and 2002, respectively.

The Senior Credit Facility is collateralized by substantially all of our assets in the United States. The Senior Credit Facility contains certain covenants which requires us to maintain leverage ratios, current ratios, fixed charge coverage ratios and minimum amounts of tangible net worth. The Senior Credit Facility further limits capital expenditures, sales of assets, management bonuses, management fees and additional indebtedness. The Senior Credit Facility also restricts the sale of the capital stock of our wholly-owned subsidiaries.

Effective March 1, 2002, the Senior Credit Facility debt agreement was amended whereby we executed a $1,250,000 term loan (2002 Term Loan). This new 2002 Term Loan effectively reduced our existing revolving credit facility from $7,500,000 to $6,250,000.

The 2002 Term Loan is repayable in 35 equal monthly principal installments of $25,000 beginning March 31, 2003 and matures on February 28, 2006 with final payment due at that time. Monthly interest payments are computed at the U.S. prime rate plus .50% through March 31, 2003 and the Eurodollar rate plus 1.75% to 2.50% after March 31, 2003. Borrowings on the 2002 Term Loan accrued interest at 4.00% and 4.75% at December 31, 2003 and 2002, respectively.

As a result of our initial public offering (see Note 18), all outstanding loans under the Senior Credit Facility were repaid in January 2004. Therefore, at December 31, 2003, we have classified the outstanding balances related to this facility as a current liability.

(b) Canada Loans

On March 10, 2000, our Canadian subsidiary entered into a 2,000,000 Canadian dollar nonrevolving construction loan with a Canadian financial institution to finance a plant expansion for a new spike product line.

On July 31, 2000, the construction loan was converted to a 1,425,000 Canadian dollar ($958,200) mortgage loan. The original amortization called for 59 equal monthly installments of principal plus interest based on a 15-year amortization schedule with a final principal and interest payment due on July 31, 2005. The interest rate was the Canadian prime rate plus 1.00%. Borrowings on the mortgage loan accrued interest at 5.50% at December 31, 2002. The mortgage loan was secured by a first mortgage on the land and building located in St. Jean, Quebec. This loan was paid in full during July 2003.

On March 30, 2001, our Canadian subsidiary entered into a 3,750,000 Canadian dollar revolving credit facility. Borrowings under the revolving credit facility can be in an amount up to 80% of the outstanding eligible accounts receivable plus 50% of the aggregate value of eligible inventory. Advances against eligible inventory are limited to 1,875,000 Canadian dollars. The interest rate is the Canadian prime rate plus 1.00%. Borrowings on the revolving line of credit accrued interest at 5.50% at December 31, 2003 and 2002. The credit facility is secured by specific pledges of land, building, equipment, accounts receivable and inventory. At December 31, 2003, additional borrowings of 2,700,000 Canadian dollars ($2,086,000) were available under the revolving credit facility.

At December 31, 2003, we have classified our Canadian subsidiary’s borrowings under the Canadian dollar revolving credit facility as a current liability due to the repayment of the outstanding balance on this facility in January 2004.

(c) United Kingdom Loans

In connection with a plant expansion, our United Kingdom subsidiary entered into a £300,000 ($466,000) term loan with a financial institution in the United Kingdom. The term loan is repayable in equal monthly installments and has a maturity date of July 31, 2010. The interest rate is the financial institution’s base rate plus 2.25%. Borrowings on the term loan accrued interest at 5.75% and 6.25% at December 2003 and 2002, respectively.

In connection with the acquisition of Conveyors International Ltd., Torvale Fisher Limited, a wholly-owned subsidiary of our United Kingdom subsidiary, entered into a property loan and an acquisition loan with a financial institution in the United Kingdom. The £400,000 ($663,800) property loan is repayable in equal monthly installments and has a maturity date of March 31, 2009. The interest rate is the financial institution’s base rate plus 2.25%. Borrowings on the property loan accrued interest at 5.75% and 6.25% at December 31, 2003 and 2002, respectively. The £1,300,000 ($2,157,350) Conveyors acquisition loan was repayable in equal monthly installments and had a maturity date of March 31 2004. The interest rate was the financial institution’s base rate plus 2.25%. Borrowings on the Conveyors acquisition loan accrued interest at 6.25% at December 31, 2002. This loan was paid in full during July 2003.

In connection with the acquisition of the assets of Quodeck Ltd., our United Kingdom subsidiary entered into a £300,000 ($471,000) Quodeck acquisition loan with a financial institution in the United Kingdom. The Quodeck acquisition loan is repayable in equal monthly installments beginning September 2003 and has a maturity date of September 10, 2006. The interest rate is the financial institution’s base rate plus 1.75%. Borrowings on the Quodeck acquisition loan accrued interest at 5.25% and 5.75% at December 31, 2003 and 2002, respectively.

Our United Kingdom subsidiary also has a £400,000 ($711,000) overdraft facility on its primary bank account with a financial institution in the United Kingdom. The purpose of the overdraft facility is to provide for working capital requirements. The interest rate on the overdraft facility is the financial institution’s base rate plus 1.625%. For any borrowings in excess of £400,000 ($711,000) that the financial institution approves, the interest rate is the financial institution’s base rate plus 6.75%. Borrowings under the overdraft credit facility accrued interest at 5.125% and 5.625% at December 31, 2003 and 2002. The overdraft credit facility expires on March 19, 2005. No borrowings were outstanding under this facility at December 31, 2003.

The United Kingdom loans are collateralized by substantially all of the assets of our United Kingdom subsidiary and its wholly-owned subsidiaries. In addition, the loans contain certain covenants which require our United Kingdom subsidiary to maintain a minimum tangible net worth, profitability, cash generation and limits additional borrowings. The covenants also restrict any payments of dividends and limit capital expenditures by our United Kingdom subsidiary.

(d) Boone County Bank, Inc. (Related Party)

On November 30, 1999, we and Boone County Bank, Inc. (Boone), a related party, executed a note payable for $703,808 which is payable in 48 consecutive monthly installments of $17,388 and matures on November 30, 2003. Interest on the note accrues at the published prime rate, which was 4.00% and 4.25% at December 31, 2003 and 2002, respectively. The proceeds from the note were used to consolidate all prior Boone debt into one note and provide $100,000 of additional funding for capital expenditures.

On April 27, 2000, we and Boone executed a note payable for $100,000 which is payable in 48 consecutive monthly installments of $2,497 and matures on April 30, 2004. Interest on the note accrues at the published prime rate. The proceeds from the note were used to fund capital expenditures.

On February 28, 2003, we and Boone executed a note payable for $100,110 which is payable in 36 consecutive monthly installments of $2,973 and matures on February 28, 2006. Interest on the note accrues at the published prime rate. The proceeds from the note were used to provide additional funding for capital expenditures.

As a result of our initial public offering (see Note 18), all outstanding notes payable balances to Boone were repaid in January 2004. Therefore, at December 31, 2003, we have classified outstanding notes payable balances related to Boone as current liabilities.

These credit agreements are secured by certain equipment.

Future Maturities of Long-Term Debt

Future maturities of long-term debt are as follows:

(In Thousands)
2004	$8,555
2005	306
2006	230
2007	55
2008	54
Thereafter	71

Total	$9,271

Note 8: Retirement Plans

Defined Contribution Plans

We maintain a qualified defined contribution 401(k) plan covering substantially all United States employees. Under the terms of the plan, we may contribute up to 30% of the first 6% of each employee’s compensation contributed. Total expense that we recorded for matching contributions was approximately $39,000, $34,000 and $33,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

In August 2003, in conjunction with freezing our defined benefit plan, we amended the defined contribution plan for all United States employees by providing a non-elective Company contribution for all eligible employees and increasing our matching contribution that is tied to profits of our United States divisions. Under the terms of the amendment, we may contribute 3% of each employee’s compensation as a non-elective contribution and may also contribute up to 50% of the first 6% of each employee’s compensation contributed to the plan as an annual profit sharing match. The effective date of the amendment was January 1, 2004.

We also maintain a defined contribution plan covering all non-union Canadian employees. Under the terms of the Canadian plan, we may contribute 4% of each employee’s compensation as a non-elective contribution and may also contribute 30% of the first 6% of each employee’s compensation contributed to the plan. Total expense that we recorded for non-elective and matching contributions for the Canadian defined contribution plan was approximately $45,000, $32,000, and $31,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

We also maintain a defined contribution pension plan covering all United Kingdom employees not participating in one of the United Kingdom defined benefit plans. These benefits are provided under no formal written agreement. Under the terms of the defined contribution plan, we may make non-elective contributions of between 3% and 7.5% of each employee’s compensation. There are no Company matching contributions. Total expense that we recorded for the United Kingdom defined contribution pension plan contributions was approximately $60,000, $42,000 and $29,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

In conjunction with freezing our defined benefit plan effective December 31, 2003, all eligible United Kingdom employees will now participate in the defined contribution plan at the non-elective contribution levels described above.

Defined Benefit Plans

In December 2003, the FASB issued revisions to SFAS 132, Employer’s Disclosures about Pensions and Other Postretirement Benefits. The revised statement includes new and revised disclosures for sponsors of defined benefit plans. The revised disclosure requires separate presentation of the rates used to calculate the benefit obligation and the rates used to calculate net benefit cost. The revised disclosure is effective for years ending after December 15, 2003 for both domestic and foreign plans. In addition, new annual disclosures are required for plan assets, accumulated benefit obligation, expected benefit payments for each of the next five fiscal years and in aggregate for the five fiscal years thereafter, estimated contributions expected to be paid to the plan in the next fiscal year and disclosure of measurement dates. For domestic plans, all of the new disclosures except the expected benefit payments are effective for years ending after December 15, 2003. For domestic plans, the expected benefit payment disclosure is effective for fiscal years ending after June 15, 2004. For foreign plans, all of the new annual disclosures are effective for fiscal years ending after June 15, 2004. We have updated the following defined benefit plans’ disclosures to incorporate these requirements.

We maintain a noncontributory defined benefit plan that covers substantially all of our United States employees, former employees and retirees. Benefits under the plan are based on years of service for hourly employees. For salaried employees, benefits under the plan are based on years of service and the employee’s average compensation during defined periods of service. Our funding policy is to make minimum annual contributions required by applicable regulations. No contributions were made to the plan in 2003, 2002, or 2001. We have a required minimum contribution for 2003 in the amount of approximately $147,000 that is payable by September 2004. This required minimum contribution was funded in February 2004.

In August 2003, we amended our United States defined benefit plan by freezing the benefits accrued for all participants effective December 31, 2003, and preventing new enrollments after December 31, 2003. Our future net periodic pension cost and plan funding will be dependent upon the performance of plan assets. The loss on curtailment recognized during the period ended December 31, 2003, was approximately $47,000.

We maintain a contributory defined benefit plan in the United Kingdom, the Portec Rail Products (UK) Limited Pension Plan (Portec Rail plan). The Portec Rail plan covers 21 active employees along with our former employees and retirees and has been frozen to new entrants since April 1, 1997. Benefits under the Portec Rail plan are based on years of service and eligible compensation during defined periods of service. Our funding policy for the Portec Rail plan is to contribute approximately 10% of each active employee’s eligible compensation to the plan along with each active employee also contributing to the plan at 3% of eligible compensation. Our total contributions into the Portec Rail plan amounted to approximately $90,000, $91,000 and $100,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

We also maintain another contributory defined benefit plan in the United Kingdom, the Conveyors International Limited Pension Plan (Conveyors plan). After January of 2002, the Conveyors plan covers only former employees. Benefits under the Conveyors plan were based on years of service and eligible compensation during defined periods of service. Our funding policy for the Conveyors plan is to make minimum annual contributions required by applicable regulations. Our total contributions to the Conveyors plan amounted to approximately $0, $5,000 and $29,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Our future net periodic pension cost and plan funding will be dependent upon the performance of plan assets.

In September 2003, we amended the Portec Rail and Conveyors plans by freezing the benefits accrued for all participants effective December 31, 2003. Our future net periodic pension cost and plan funding will be dependent upon the performance of plan assets. Effective with this amendment, we will now be solely responsible for meeting the minimum funding requirements to maintain this plan. The unrecognized transition gain for the Portec Rail plan of $580,000 and for the Conveyors plan of $108,000 will continue to be amortized over the average remaining service period of employees in the plan.

We use a December 31 measurement date for the United States defined benefit pension plan. The funded status of our United States defined benefit pension plan is as follows for the periods ended:

	December 31
	2003	2002
	(In Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$8,610	$7,786
Service cost	194	159
Interest cost	565	546
Plan amendment (curtailment)	(891)	—
Actuarial loss	589	617
Benefits paid	(493)	(498)

Benefit obligation at end of year	8,574	8,610

Change in plan assets:
Fair value of plan assets at beginning of year	6,730	8,373
Actual return on plan assets	1,271	(1,145)
Benefits paid	(493)	(498)

Fair value of plan assets at end of year	7,508	6,730

Funded status of the plan	(1,066)	(1,880)
Unrecognized net actuarial loss	1,846	2,652
Unrecognized prior service cost	—	50

Prepaid benefit cost	$780	$822

Accumulated Benefit Obligation	$8,574	$7,880
Amounts recognized in the balance sheets:
Prepaid benefit cost	$—	$—
Accrued benefit liability	(1,066)	(1,150)
Intangible asset	—	50
Accumulated other comprehensive loss	1,846	1,922

Net amount recognized at December 31	$780	$822

The weighted average assumptions used to determine the benefit obligation are as follows for the periods ended:

	December 31
	2003	2002
Discount rate	6.25%	6.75%
Rate of compensation increase	N/A	4.00%

The weighted-average assumptions used for determining net periodic pension cost are as follows for the periods ended:

	December 31
	2003	2002	2001
Discount rate	6.25%	6.75%	7.25%
Expected return on plan assets	8.25%	8.25%	8.50%
Rate of compensation increase	N/A	4.00%	4.00%

The components of net periodic pension cost (benefit) are as follows for the years ended December 31, 2003, 2002 and 2001:

	December 31
	2003	2002	2001
	(In Thousands)
Service cost	$194	$159	$179
Interest cost	565	546	539
Expected return on plan assets	(767)	(708)	(743)
Amortization of transition and prior service cost	3	3	3
Effect of curtailment	47	—	—

Pension cost (benefit)	$42	$0	$(22)

We have estimated the long-term rate of return on plan assets based primarily on historical returns on plan assets, adjusted for changes in target portfolio allocations and recent changes in long-term interest rates based on publicly available information.

Plan assets are held by a trust company as trustee, which invests the plan assets in accordance with the provisions of the plan agreement. The plan agreement permits investment in cash/money market funds, U.S. fixed income securities and equity securities; based on certain target allocation percentages.

Asset allocation is primarily based on a strategy to provide stable earnings while still permitting the plans to recognize potentially higher returns through a limited investment in equity securities. The target asset allocation percentages for 2003 and 2002 are as follows:

Pension Benefits
Cash/money market funds	0 – 10%
U.S. fixed income securities	20 – 40%
Equity securities	60 – 80%

Plan assets are re-balanced at least quarterly. At December 31, 2003 and 2002, plan assets by category are as follows:

	Pension Benefits
	2003	2002
Cash/money market funds	1%	3%
U.S. fixed income securities	28	34
Equity securities	71	63

	100%	100%

We use an October 31 measurement date for the United Kingdom defined benefit pension plans. The funded status of our United Kingdom defined benefit pension plans is as follows for the years ended December 31:

	Portec Rail	Conveyors	Portec Rail	Conveyors
	Plan	Plan	Plan	Plan
	2003	2003	2002	2002
	(In Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$2,893	$682	$2,793	$509
Service cost	103	—	85	18
Interest cost	183	42	175	32
Plan amendment (curtailment)	(126)	(17)	—	—
Actuarial loss (gain)	1,115	(112)	(396)	62
Benefits paid	(76)	—	(47)	—
Foreign currency translation adjustments	400	64	283	61

Benefit obligation at end of year	4,492	659	2,893	682

Change in plan assets:
Fair value of plan assets at beginning of year	2,559	682	2,536	643
Actual return on plan assets	507	62	(301)	(33)
Employer contributions	90	—	91	5
Employee contributions	29	—	27	1
Benefits paid	(76)	—	(47)	—
Foreign currency translation adjustments	313	77	253	66

Fair value of plan assets at end of year	3,422	821	2,559	682

Funded status of the plan	(1,070)	162	(334)	—
Unrecognized net actuarial loss	2,078	107	1,238	226
Unrecognized transition gain	(580)	(108)	(572)	(106)

Prepaid benefit cost	$428	$161	$332	$120

Accumulated Benefit Obligation	$4,492	$659	$2,833	$669
Amounts recognized in the balance sheets:
Prepaid benefit cost	$—	$161	$—	$120
Accrued benefit liability	(1,070)	—	(274)	—
Accumulated other comprehensive loss	1,498	—	606	—

Net amount recognized at December 31	$428	$161	$332	$120

The weighted average assumptions used to determine the benefit obligation are as follows for the periods ended:

	December 31
	2003	2002
Discount rate	5.75%	6.00%
Rate of compensation increase	N/A	3.00%

The weighted-average assumptions used for determining net periodic pension cost are as follows for the years ended December 31:

	December 31
	2003	2002	2001
Discount rate	5.75%	6.00%	6.00%
Expected return on plan assets	8.00%	7.70%	8.00%
Rate of compensation increase	N/A	3.00%	3.25%

The components of net periodic pension cost are as follows for the years ended December 31:

	Portec Rail	Conveyors	Portec Rail	Conveyors	Portec Rail	Conveyors
	Plan	Plan	Plan	Plan	Plan	Plan
	2003	2003	2002	2002	2001	2001
	(In Thousands)
Service cost	$103	$—	$85	$18	$132	$27
Less employee contributions	(29)	—	(27)	(1)	(24)	(8)
Interest cost	183	42	175	32	149	34
Expected return on plan assets	(202)	(54)	(212)	(54)	(237)	(58)
Amortization of transition amount	(49)	(9)	(45)	(8)	(42)	(8)
Amortization of unrecognized loss (gain)	28	(5)	25	(4)	—	(3)

Pension cost (benefit)	$34	$(26)	$1	$(17)	$(22)	$(16)

Note 9: Accumulated Other Comprehensive Loss

			Accumulated
	Currency	Minimum	Other
	Translation	Pension	Comprehensive
	Adjustment	Liability	Income (Loss)
	(In Thousands)
Balance at January 1, 2001	$(497)	$—	$(497)
Net change	(269)	(260)	(529)

Balance at December 31, 2001	(766)	(260)	(1,026)
Net change	394	(1,356)	(962)

Balance at December 31, 2002	(372)	(1,616)	(1,988)
Net change	1,198	(577)	621

Balance at December 31, 2003	$826	$(2,193)	$(1,367)

The income tax benefit (expense) associated with the currency translation adjustment included in accumulated other comprehensive income for other non-U.S. subsidiaries was approximately $(506,000), 244,000 and $468,000 December 31, 2003, 2002 and 2001, respectively. The income tax benefit associated with the minimum pension liability included in accumulated other comprehensive income was approximately $1,151,000, $912,000 and $111,000 at December 31, 2003, 2002 and 2001, respectively.

Note 10: Stock Option Plan

On January 12, 1998, we granted 360,000 stock options to management employees. The options were required to be exercised over a five-year period from the date of grant at an exercise price of $1.25 per share. There were 309,600 and 337,600 stock options available to be exercised during 2002 and 2001, respectively. No stock options were exercised during 2001. During 2002, 273,120 options were exercised. All unexercised options expired on December 10, 2002.

We have elected to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for our stock options to management. Under APB Opinion No. 25, because the exercise price of our stock options was greater than the market price of the underlying common stock on the date of grant and the number of shares was fixed and known, no compensation expense was recognized. Since all the options vested in 1998, there is no pro forma effect on net income for the years ending December 31, 2002 and 2001.

Note 11: Earnings Per Share

Earnings per share have been restated to reflect the 2 for 1 stock split effective July 1, 2003. Earnings per share (EPS) were computed as follows:

		Weighted-Average
	Income	Shares	Per Share Amount
Year Ended December 31, 2003
Net Income	$3,398,000

Basic Earnings per Share
Income available to common shareholders	3,398,000	6,524,002	$.52
Effect of Dilutive Securities
Stock options		—

Diluted Earnings Per Share
Income available to common shareholders and assumed conversions	$3,398,000	6,524,002	$.52

Year Ended December 31, 2002
Net Income	$2,186,000

Basic Earnings per Share
Income available to common shareholders	2,186,000	6,309,160	$.35
Effect of Dilutive Securities
Stock options		175,600

Diluted Earnings Per Share
Income available to common shareholders and assumed conversions	$2,186,000	6,484,760	$.34

Year Ended December 31, 2001
Net Income	$853,000

Basic Earnings per Share
Income available to common shareholders	853,000	6,293,924	$.14
Effect of Dilutive Securities
Stock options		208,479

Diluted Earnings Per Share
Income available to common shareholders and assumed conversions	$853,000	6,502,403	$.13

Note 12: Income Taxes

Income tax expense consists of the following:

	Years Ended December 31
	2003	2002	2001
	(In Thousands)
Income taxes:
Current:
Federal	$825	$666	$241
State	154	86	25
Foreign	799	661	519

	1,778	1,413	785

Deferred:
Federal	31	(13)	(3)
State	5	(2)	—
Foreign	(30)	(86)	—

	6	(101)	(3)

	$1,784	$1,312	$782

A reconciliation of U.S. income tax computed at the statutory rate and actual expense is as follows:

	Years Ended December 31
	2003	2002	2001
	(In Thousands)
Amount computed at statutory rate	$1,762	$1,189	$556
State and local taxes less applicable federal income tax	107	55	16
Foreign tax withheld on repatriated earnings	—	—	89
Incremental tax on foreign operations	(72)	(51)	47
Tax benefit of foreign tax credit carryforwards	—	—	(93)
Increase in valuation reserve	—	—	93
Other	(13)	119	74

	$1,784	$1,312	$782

The components of the net deferred tax assets and liabilities are as follows:

	December 31
	2003	2002
Deferred tax liabilities:
Property and equipment	$1,345	$1,312
Goodwill	597	500
Foreign currency translation	506	—

Total deferred tax liabilities	2,448	1,812

Deferred tax assets:
Minimum pension liability	1,151	912
Inventory reserves	85	65
Accrued expenses	111	18
Accounts receivable	7	6
Uniform capitalization	188	224
Foreign tax credit carryforward	285	285
Foreign currency translation	—	244
Other	45	36

Total deferred tax assets	1,872	1,790
Valuation allowance	(195)	(195)

Net deferred tax assets	1,677	1,595

Net deferred tax liabilities	$771	$217

Our foreign tax credit carryforwards expire from 2003 to 2006.

Note 13: Commitments and Contingencies

Lease Commitments

We lease certain automobiles, office equipment and facilities. These leases are subject to renewal options for varying periods. Future minimum payments under noncancelable operating leases with initial or remaining terms of one year or more consist of the following:

(In Thousands)
2004	$726
2005	491
2006	434
2007	318
2008	146
Thereafter	23

Total minimum lease payments	$2,138

Operating lease expense under such arrangements was approximately $785,000, $734,000 and $707,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Litigation

We are involved from time to time in lawsuits that arise in the normal course of business. We actively and vigorously defend all lawsuits. We are named with numerous other defendants in an environmental lawsuit. The plaintiff seeks to recover costs which it has incurred to investigate and remediate its own property as required by the New York State Department of Environmental Conservation (NYSDEC). We have not been named as a liable party by the NYSDEC and believe we have no liability to the plaintiff in the case. We filed a motion of summary judgment seeking a ruling to have us dismissed from the case. On November 6, 2003, the motion of summary judgment was granted and we were dismissed from the case. However, the plaintiff has the right to appeal this decision but has not taken any action to date. If the plaintiff appeals this motion, we will incur additional ongoing expenses, which are not estimable at this time.

Note 14: Segments, Geographic and Major Customer Financial Information

Segments

We operate four business segments consisting of Railway Maintenance Products Division (RMP), Shipping Systems Division (SSD), Portec, Rail Products Ltd. (Canada) and Portec Rail Products (UK) Ltd. (United Kingdom), along with a corporate functional shared service. The presentation of segment information reflects the manner in which we organize our segments by geographic areas for making operating decisions, assessing performance and allocating resources.

Intersegment sales are accounted for at arm’s-length prices, reflecting prevailing market conditions within the United States, Canada and the United Kingdom. Such sales and associated costs are eliminated in the consolidated financial statements.

Railway Maintenance Products Division RMP segment manufactures and assembles track components and friction management products, along with providing service to railroads, transit systems and railroad contractors. RMP is also a distributor and reseller of purchased track components, lubricants and friction modifiers manufactured by third parties. The manufactured and assembled track component and friction management products consist primarily of standard and insulated rail joints, friction management systems and gage plates. The purchased and distributed products consist primarily of various lubricants and friction modifiers. Friction modifiers are water-based liquids that contain a suspension of active friction modifier materials that help reduce friction and noise while being applied on top of the rail without impacting a train’s braking or traction capabilities. The friction management products are aimed at rail customers to help them achieve cost savings primarily through reduced rail wear, wheel wear and fuel usage in order to be more competitive. The manufactured and assembled track components, such as rail joints, are used for rail replacement or repair.

Shipping Systems Division SSD segment engineers and sells securement systems primarily to the railroad freight car market. These systems are used to secure a wide variety of products and lading onto freight cars. Independent subcontractors produce most of our manufactured products; however, beginning in 2002, RMP began to perform some of the assembly functions related to this product line.

Portec, Rail Products Ltd. The Canada segment manufactures rail anchors, rail spikes and assembles friction management products primarily for the two largest Canadian railroads. Rail anchors and rail spikes are devices to secure rails to the ties to restrain the movement of the rail. Canada is also a distributor and reseller of lubricants and friction modifiers manufactured by third parties.

Portec Rail Products (UK) Ltd. The United Kingdom segment operates and serves customers in two markets. In the rail market, the major product line is friction management products and services that primarily serve the United Kingdom passenger rail network. In the material handling market, the major product lines are overhead and floor conveyor systems and racking and mezzanine flooring systems. The end users of the material handling products are primarily United Kingdom based customers in the manufacturing, distribution, garment and food industries.

	Years Ended December 31
	2003	2002	2001
	(In Thousands)
External Sales
RMP	$27,825	$24,645	$23,431
SSD	4,323	3,441	3,007
Canada	12,135	10,596	6,214
United Kingdom	13,281	11,399	11,187

Total	$57,564	$50,081	$43,839

Intersegment Sales
RMP	$1,473	$1,586	$1,502
SSD	7	—	10
Canada	2,011	1,345	1,461
United Kingdom	60	27	24

Total	$3,551	$2,958	$2,997

Total Sales
RMP	$29,298	$26,231	$24,933
SSD	4,330	3,441	3,017
Canada	14,146	11,941	7,675
United Kingdom	13,341	11,426	11,211

Total	$61,115	$53,039	$46,836

Operating Income (Loss)
RMP	$3,776	$3,365	$2,963
SSD	514	144	(26)
Canada	1,767	1,204	399
United Kingdom	742	618	867
Corporate	(1,179)	(1,181)	(1,510)

Total	5,620	4,150	2,693
Interest Expense	353	530	1,007
Other Expense, net	85	122	51

Income Before Income Taxes	$5,182	$3,498	$1,635

	Years Ended December 31
	2003	2002	2001
	(In Thousands)
Depreciation and Amortization
RMP	$618	$721	$784
SSD	12	15	67
Canada	310	392	282
United Kingdom	455	373	469
Corporate	4	66	114

Total	$1,399	$1,567	$1,716

Total Assets
RMP	$17,462	$15,787
SSD	1,525	1,806
Canada	10,194	6,843
United Kingdom	9,577	9,563
Corporate	1,629	855

Total	$40,387	$34,854

Capital Expenditures
RMP	$508	$276	$200
SSD	28	3	1
Canada	76	122	81
United Kingdom	73	356	137
Corporate	—	5	—

Total	$685	$762	$419

Geographic information for sales, based on country of destination, and assets, based on country of location, is as follows:

	Years Ended December 31
	2003	2002	2001
	(In Thousands)
External Sales
United States	$28,381	$25,920	$23,458
Canada	14,881	12,375	7,300
United Kingdom	10,981	9,999	8,588
Other	3,321	1,787	4,493

Total	$57,564	$50,081	$43,839

Total Assets
United States	$20,616	$18,448
Canada	10,194	6,843
United Kingdom	9,577	9,563

Total	$40,387	$34,854

Major Customers

Our largest customers are North American Class I railroads; products are also sold to a variety of regional and short-line railroads, rail transit systems, and original equipment manufacturers for the material handling market in the United Kingdom. Our two largest customers represented approximately 24%, 23%, and 20% of ours sales for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002, our two largest customers represented approximately 30% and 8%, respectively, of our total accounts receivable.

Note 15: Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in Thousands)
2003
Revenue	$14,130	$17,696	$12,911	$12,827
Gross Profit	4,159	4,971	3,854	3,594
Net Income	818	1,292	750	538
Earnings per Share:
Basic	$.13	$.20	$.11	$.08
Diluted	.13	.20	.11	.08
2002
Revenue	$12,755	$14,433	$12,598	$10,295
Gross Profit	3,351	3,924	3,399	3,050
Net Income	521	786	559	320
Earnings per Share:
Basic	$.08	$.12	$.09	$.05
Diluted	.08	.12	.09	.05
2001
Revenue	$10,982	$12,484	$10,648	$9,725
Gross Profit	2,789	3,538	3,155	2,559
Net Income	120	396	262	75
Earnings per Share:
Basic	$.02	$.06	$.04	$.01
Diluted	.02	.06	.04	.01

The sums of the quarterly earnings per share do not equal annual amounts due to differences in the weighted-average number of shares outstanding during the respective periods.

Note 16: Financial Instruments

We are exposed to market risk due to changes in currency exchange rates and interest rates. We currently do not utilize hedging or derivatives to offset these risks.

Currency Exchange Risk

Occasionally, we are exposed to currency exchange risk from transactions we enter into with customers whereby we settle in a currency other than our primary currency. Our primary foreign currency exposures in relation to the U.S. dollar are the United Kingdom pound sterling and the Canadian dollar.

The amount of transactions and the currency exchange differences that we recorded for reported years and periods were not significant.

Interest Rate Risk

We have approximately $9,271,000 of debt. Substantially all of this debt is variable rate and adjusts based upon an underlying index such a LIBOR. As noted in Note 7 and Note 18, in January 2004, we repaid approximately $8,244,000 of the December 31, 2003 outstanding debt balance.

Note 17: Certain Significant Estimates

Our estimates that influence the financial statements are normally based on knowledge and experience about past and current events and assumptions about future events. The following estimates affecting the financial statements are particularly sensitive because of their significance, and it is at least reasonably possible that a change in these estimates will occur in the near term:

Employee Benefits—Defined Benefit Plan

The liabilities and expenses for pensions require significant judgments and estimates. These amounts are determined using actuarial methodologies and incorporate significant assumptions, including the rate used to discount the future estimated liability, the long-term rate of return on plan assets and assumptions relating to the employee workforce (retirement age and mortality). The rate used to discount future estimated liabilities is determined considering the rates available at year end on debt instruments that could be used to settle obligations of the plan. The long-term rate of return is estimated by considering historical returns and expected returns on current and projected asset allocations.

Goodwill

We evaluate the recoverability of the goodwill of each of our reporting units as required under SFAS No. 142 by comparing the fair value of each reporting unit with its carrying value. The fair values of our reporting units are determined using a combination of a discounted cash flow analysis and market multiples based upon historical and projected financial information. We apply our best judgment when assessing the reasonableness of the financial projections used to determine the fair value of each reporting unit.

Income Taxes

As a Company with international operations, we record an estimated liability or benefit for income taxes and other taxes based on what it determines will likely be paid in various jurisdictions in which it operates. We use our best judgment in the determination of these amounts. However, the liabilities ultimately realized and paid are dependent on various matters including the resolution of the tax audits in the various affected tax jurisdictions and may differ from the amounts recorded. An adjustment to the estimated liability would be recorded through income in the period in which it becomes probable that the amount of the actual liability differs from the recorded amount.

Note 2: Subsequent Events

On January 28, 2004, we completed the sale of 2,000,000 shares of our common stock in an underwritten offering for $10 per share. The transaction generated net proceeds of approximately $17,122,000. As discussed in Note 7 and Note 16, approximately $8,244,000 of our outstanding December 31, 2003 debt was repaid in January 2004. This repayment was funded by $7,313,000 from the initial public offering proceeds and $931,000 from January 2004 operating cash flows. In addition, on February 26, 2004, upon exercise by the underwriter of its option to purchase additional shares to cover over allotment in the initial public offering, we completed the sale of 95,000 shares of our common stock for $10 per share. Net proceeds from the sale of the additional shares were approximately $867,000. We will use the remaining proceeds from the initial offering and the sale of additional shares for general corporate purposes, which may include future acquisitions and product line expansion.

On February 26, 2004, our Board of Directors declared a quarterly cash dividend of $.05 per share of common stock for shareholders of record on March 12, 2004 payable on March 31, 2004.

Independent Accountants’ Report

To the Shareholders and Board of Directors
Portec Rail Products, Inc.
Pittsburgh, Pennsylvania

We have audited the accompanying consolidated balance sheets of Portec Rail Products, Inc. (Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements described above present fairly, in all material respects, the financial position of the Company at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, in 2002 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

February 20, 2004
Evansville, Indiana

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The disclosure called for by this Item 9 is not required to be presented herein, since it has been previously reported in the Company’s registration statement on Form S-1 filed with the SEC on November 6, 2003 (Registration No. 333-110288), as amended.

ITEM 9A. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year covered by this annual report (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated herein by reference is the information set forth under the caption “Election of Directors” in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003 (“2004 Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the information set forth under the caption “Election of Directors” in the 2004 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated herein by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners” and certain information regarding stock ownership under the caption “Election of Directors” in the 2004 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the information set forth under the caption “Election of Directors” in the 2004 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item is incorporated herein by reference to the information with respect to principal accountant fees and services set forth under the caption “Ratification of Appointment of Auditors” in the 2004 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1)	Financial Statements

•	Consolidated Balance Sheets, December 31, 2003 and 2002

•	Consolidated Statements of Income, Years Ended December 31, 2003, 2002 and 2001

•	Consolidated Statements of Shareholders’ Equity, Years Ended December 31, 2003, 2002 and 2001

•	Consolidated Statements of Cash Flows, Years Ended December 31, 2003, 2002 and 2001

•	Notes to Consolidated Financial Statements.

•	Independent Accountants’ Report

(a)(2)	Financial Statement Schedules

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3)	Exhibits

3.1	Articles of Incorporation of Portec Rail Products, Inc., as amended*

3.2	Bylaws of Portec Rail Products, Inc.*

4	Form of Common Stock Certificate*

14	Code of Ethics

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 under the Securities Act of 1933, filed with the SEC on November 6, 2003, as amended (Registration No. 333-110288).

(b)	Reports on Form 8-K:

No reports on Form 8-K were filed by the Registrant during the fiscal quarter ended December 31, 2003.

(c)	The exhibits listed under (a)(3) above are filed herewith.

(d)	Not applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTEC RAIL PRODUCTS, INC.

Date: March 24, 2004	By:	/s/ John S. Cooper

John S. Cooper, Chief Executive Officer and President (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John S. Cooper	By:	/s/ Michael D. Bornak

	John S. Cooper, Chief Executive Officer,		Michael D. Bornak, Chief Financial Officer
	President and Director (Principal Executive Officer)		(Principal Financial and Accounting Officer)

	Date: March 24, 2004		Date: March 24, 2004

By:	/s/ Marshall T. Reynolds	By:	/s/ Charles R. Hooten, Jr.

	Marshall T. Reynolds, Chairman of the Board		Charles R. Hooten, Jr., Director

	Date: March 24, 2004		Date: March 24, 2004

By:	/s/ Kirby J. Taylor	By:	/s/ Konstantinos Papazoglou

	Kirby J. Taylor, Director		Konstantinos Papazoglou, Director

	Date: March 24, 2004		Date: March 24, 2004

By:	/s/ Philip E. Cline	By:	/s/ Neal W. Scaggs

	Philip E. Cline, Director		Neal W. Scaggs, Director

	Date: March 24, 2004		Date: March 24, 2004

By:	/s/ Richard J. Jarosinski	By:	/s/ Robert L. Shell, Jr.

	Richard J. Jarosinski, Director		Robert L. Shell, Jr., Director

	Date: March 24, 2004		Date: March 24, 2004

By:	/s/ Daniel P. Harrington	By:	/s/Douglas V. Reynolds

	Daniel P. Harrington, Director		Douglas V. Reynolds, Director

	Date: March 24, 2004		Date: March 24, 2004

By:	/s/ Lucian J. Sieja	By:	/s/ Gary Bale

	Lucian J. Sieja, Director		Gary Bale, Director

	Date: March 24, 2004		Date: March 24, 2004

EXHIBIT INDEX

3.1	Articles of Incorporation of Portec Rail Products, Inc.*

3.2	Bylaws of Portec Rail Products, Inc.*

4	Form of Common Stock Certificate*

14	Code of Ethics

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 under the Securities Act of 1933, filed with the SEC on November 6, 2003 (Registration No. 333-110288).