Form 10-Q
period 2004-03-31
PORTEC RAIL PRODUCTS INC
filed 2004-05-12
CIK 1263074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

YES  [X]   NO  [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  [  ]   NO  [X]

     As of April 30, 2004, there were 8,618,002 shares of the registrant’s common stock outstanding.

PORTEC RAIL PRODUCTS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Portec Rail Products, Inc.

Condensed Consolidated Balance Sheets

	March 31	December 31
	2004	2003
	(Unaudited)
	(In Thousands)
Assets
Current assets Cash and cash equivalents	$10,766	$418
Accounts receivable, net	8,693	8,099
Inventories, net	12,509	12,968
Prepaid expenses and other current assets	1,314	1,394
Deferred income taxes	402	401

Total current assets	33,684	23,280
Property, plant and equipment, net	11,763	11,841
Other assets	164	170
Goodwill	5,150	5,096

Total assets	$50,761	$40,387

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$913	$8,555
Accounts payable	5,065	4,939
Accrued income taxes	940	1,049
Customer deposits	595	395
Accrued compensation	348	986
Other accrued liabilities	1,519	1,201

Total current liabilities	9,380	17,125
Long-term debt, less current maturities	662	716
Accrued pension costs	1,828	1,975
Deferred income taxes	1,218	1,172
Other long-term liabilities	274	266

Total liabilities	13,362	21,254

Commitments and Contingencies	—	—
Shareholders’ equity:
Common stock, $1 par value, 50,000,000 shares authorized, 8,618,002 and 6,523,002 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	8,618	6,523
Additional paid-in capital	18,633	2,756
Retained earnings	11,447	11,221
Accumulated other comprehensive loss	(1,299)	(1,367)

Total shareholders’ equity	37,399	19,133

Total liabilities and shareholders’ equity	$50,761	$40,387

See Notes to Condensed Consolidated Financial Statements

Portec Rail Products, Inc.

Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31
	2004	2003
	(Dollars in Thousands, Except
	Earnings Per Share Data)
Net sales	$15,193	$14,130
Cost of sales	11,322	9,971

Gross profit	3,871	4,159
Selling, general and administrative	2,834	2,626
Amortization expense	16	19

Operating income	1,021	1,514
Interest expense	46	101
Other expense, net	18	79

Income before income taxes	957	1,334
Provision for income taxes	300	516

Net income	$657	$818

Earnings per share
Basic	$.08	$.13
Diluted	$.08	$.13
Weighted average shares outstanding
Basic	8,586,335	6,527,002
Diluted	8,586,335	6,527,002
Dividends per share	$.05	$—

See Notes to Condensed Consolidated Financial Statements

Portec Rail Products, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31
	2004	2003
	(In Thousands)
Operating Activities
Net income	$657	$818
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	364	338
Provision for doubtful accounts	30	—
Changes in operating assets and liabilities:
Accounts receivable	(534)	(3,037)
Inventories	485	(1,976)
Prepaid expenses and other assets	40	(339)
Accounts payable	74	1,998
Income tax payable	(121)	59
Accrued expenses	(286)	366

Net cash provided by (used in) operating activities	709	(1,773)

Investing Activities
Purchases of property, plant and equipment	(186)	(253)

Net cash used in investing activities	(186)	(253)

Financing Activities
Net (decrease) increase in revolving credit agreement	(5,718)	1,451
Principal payments on bank term loans	(1,929)	(521)
Borrowings from Boone County Bank, Inc. (related party)	—	100
Principal payments to Boone County Bank, Inc. (related party)	(73)	(60)
Principal payments on capital leases	(2)	(9)
Cash dividends paid to shareholders	(431)	—
Issuance of common stock	17,972	—

Net cash provided by financing activities	9,819	961

Effect of exchange rate changes on cash and cash equivalents	6	69

Increase (decrease) in cash and cash equivalents	10,348	(996)
Cash and cash equivalents at beginning of period	418	1,431

Cash and cash equivalents at end of period	$10,766	$435

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$46	$100

Income taxes	$453	$470

See Notes to Condensed Consolidated Financial Statements

Portec Rail Products, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1: Organization

Portec Rail Products, Inc. (sometimes herein referred to as “we,” “our,” “us,” the “Company,” or “Portec Rail Products”) was incorporated in West Virginia in 1997. We manufacture, supply and distribute a broad range of railroad products, including rail joints, rail anchors, rail spikes, railway friction management products and systems and freight car securement devices. We also manufacture material handling equipment through our United Kingdom operation. We serve both domestic and international markets. We and our predecessors have served the railroad industry since 1906. In 1997, a group of private investors including several senior executives of Portec, Inc., our predecessor company, purchased the rail-related assets and selected material handling assets of, and assumed certain liabilities of, Portec, Inc. We operate through four global business units consisting of Railway Maintenance Products Division (“RMP”), Shipping Systems Division (“SSD”), Portec, Rail Products Ltd. (“Canada”) and Portec Rail Products (UK) Ltd. (“United Kingdom”).

Note 2: Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Portec Rail Products, Inc., our wholly-owned Canadian subsidiary, Portec, Rail Products Ltd. (Canada) and our wholly-owned United Kingdom subsidiary, Portec Rail Products (UK) Ltd. (United Kingdom). All significant intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United Sates of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, we believe, the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. These interim financial statements should be read in conjunction with the 2003 Annual Report on Form 10-K. The balance sheet information as of December 31, 2003 was derived from our audited balance sheet included in our 2003 Annual Report on Form 10-K.

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on net earnings.

Note 3: Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for all inventories. Inventory costs include material, labor and manufacturing overhead.

The major components of inventories are as follows:

	March 31	December 31
	2004	2003
	(In Thousands)
Raw materials	$5,731	$5,825
Work in process	383	363
Finished goods	6,720	7,056

	12,834	13,244
Less reserve for slow-moving and obsolete inventory	325	276

Net inventory	$12,509	$12,968

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4: Long-Term Debt

Long-term debt consists of the following:

	March 31	December 31
	2004	2003
	(In Thousands)
Senior Credit Facility :
Revolving credit facility	$—	$5,510
Term loan	—	1,225
2002 Term loan	—	625
Revolving credit facility (Canada)	591	811
Term loan (United Kingdom)	336	338
Property loan (United Kingdom)	188	199
Quodeck acquisition loan (United Kingdom)	446	474
Overdraft credit facility (United Kingdom)	—	—
Boone County Bank, Inc. (related party)	—	73
Capitalized lease obligations	14	16

	1,575	9,271
Less current maturities	913	8,555

	$662	$716

As a result of our initial public offering, all outstanding loans under the Senior Credit Facility and Boone County Bank, Inc. (related party) were repaid in January 2004.

Under the Senior Credit Facility, we have a secured revolving credit facility with a bank for borrowings to a maximum of $6,250,000. Borrowings under the revolving credit facility can be in an amount up to 80% of the outstanding eligible accounts receivable plus 50% of the aggregate value of eligible inventory. Advances against eligible inventory are limited to $3,750,000. We are required to pay a 0.25% fee on the average daily unused portion of the revolving credit facility. Advances under the revolving credit facility accrue interest, at our option, at the Eurodollar rate plus 1.75% to 2.50% or the financial institution’s prime rate plus 0.00% to 0.50%. The Senior Credit Facility is collateralized by substantially all of our assets in the United States. The Senior Credit Facility contains certain covenants which requires us to maintain leverage ratios, current ratios, fixed charge coverage ratios and minimum amounts of tangible net worth. The Senior Credit Facility further limits capital expenditures, sales of assets, management bonuses, management fees and additional indebtedness. The Senior Credit Facility also restricts the sale of the capital stock of our wholly-owned subsidiaries. Borrowings on the revolving credit facility accrued interest at 4.00% at December 31, 2003. No borrowings were outstanding under the revolving credit facility at March 31, 2004. The revolving credit facility expires on December 31, 2006.

Our Canadian subsidiary has a secured revolving demand credit facility with a bank for borrowings to a maximum of 3,750,000 Canadian dollars ($2,860,000). Borrowings under the revolving credit facility can be in an amount up to 80% of the outstanding eligible accounts receivable plus 50% of the aggregate value of eligible inventory. Advances against eligible inventory are limited to 1,875,000 Canadian dollars. The interest rate is the Canadian prime rate plus 1.00%. Borrowings on the revolving line of credit accrued interest at 5.00% and 5.50% at March 31, 2004 and December 31, 2003, respectively. The credit facility is secured by specific pledges of land, building, equipment, accounts receivable and inventory. At March 31, 2004, borrowings under this credit facility were 775,000 Canadian dollars ($591,000) and additional borrowings of 2,975,000 Canadian dollars ($2,269,000) were available.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Our United Kingdom subsidiary has a £400,000 ($737,000) overdraft facility on its primary bank account with a financial institution in the United Kingdom. The purpose of the overdraft facility is to provide for working capital requirements. The interest rate on the overdraft facility is the financial institution’s base rate plus 1.625%. For any borrowings in excess of £400,000 ($737,000) that the financial institution approves, the interest rate is the financial institution’s base rate plus 6.75%. The United Kingdom loans are collateralized by substantially all of the assets of our United Kingdom subsidiary and its wholly-owned subsidiaries. In addition, the loans contain certain covenants, which require our United Kingdom subsidiary to maintain a minimum tangible net worth, profitability, cash generation and limits additional borrowings. The covenants also restrict any payments of dividends and limit capital expenditures by our United Kingdom subsidiary. No borrowings were outstanding under the overdraft facility at March 31, 2004. The overdraft credit facility expires on March 19, 2005.

Note 5: Retirement Plans

In December 2003, the FASB issued revisions to SFAS 132, Employer’s Disclosures about Pensions and Other Postretirement Benefits. The revised statement includes new and revised disclosures for sponsors of defined benefit plans. The revised disclosure rules require interim presentation of net periodic benefit cost recognized, showing the component amounts separately. The revised disclosure rules also have requirements regarding interim disclosure of employer contributions paid and expected to be paid. The revised disclosure is effective for interim periods beginning after December 15, 2003 for both domestic and foreign plans. We have updated the following defined benefit plans’ disclosures to incorporate these requirements.

The components of net periodic pension cost (benefit) of our United States defined benefit pension plan are as follows for the three months ended March 31, 2004 and 2003:

	Three Months Ended
	March 31
	2004	2003
	(In Thousands)
Service cost	$—	$65
Interest cost	128	188
Expected return on plan assets	(178)	(258)
Amortization of transition and prior service cost	—	1

Pension benefit	$(50)	$(4)

We previously disclosed in the financials statements for the year ended December 31, 2003, that the required minimum contribution for the United States defined benefit pension plan was approximately $147,000, which was funded in February 2004. We do not anticipate any additional contributions will be made to this pension plan for the remainder of 2004.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The components of net periodic pension cost (benefit) of our United Kingdom defined benefit pension plans are as follows for the three months ended March 31, 2004 and 2003:

	Portec Rail	Conveyors	Portec Rail	Conveyors
	Plan	Plan	Plan	Plan
	2004	2004	2003	2003
		(In Thousands)
Service cost	$28	$—	$—	$—
Less employee contributions	—	—	—	—
Interest cost	70	10	—	—
Expected return on plan assets	(76)	(17)	—	—
Amortization of transition amount	(14)	(3)	—	—
Amortization of unrecognized loss (gain)	19	(1)	—	—

Pension cost (benefit)	$27	$(11)	$0	$0

During the third quarter of 2003, the Company recorded the full year net periodic pension cost of approximately $34,000 for the Portec Rail plan and the full year net periodic pension benefit of approximately $26,000 for the Conveyors plan. The impact of this adjustment on the quarterly financial statements for the year ended December 31, 2003 was not material. Future pension plan funding for the United Kingdom defined benefit pension plans will be dependent upon the performance of plan assets. As of March 31, 2004, $15,000 and $0 in employer contributions have been made to the Portec Rail plan and the Conveyors plan, respectively. For the remainder of 2004, we anticipate making additional contributions of approximately £9,000 ($17,000), plus the payment of certain plan administrative expenses, to the Portec Rail pension plan. We do not anticipate making any contributions to the Conveyors pension plan in 2004.

Note 6: Comprehensive Income

Comprehensive income for the three months ended March 31, 2004 and 2003 is as follows:

	Three Months Ended
	March 31
	2004	2003
	(In Thousands)
Net income	$657	$818
Minimum pension liability adjustment, net of tax	(39)	8
Foreign currency translation adjustments, net of tax	107	157

Comprehensive income	$725	$983

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7: Earnings Per Share

Basic earnings per share (EPS) is computed as net income available to common shareholders divided by the weighted average common shares outstanding. Diluted earnings per share considers the potential dilution that occurs related to issuance of common stock under stock option plans. At the present time, the company does not have any stock option plans that would cause dilution.

Note 8: Commitments and Contingencies

Contractual Obligations

The following is a summary of our contractual obligations as of March 31, 2004:

	Nine
	Months
	Ending
Contractual Obligations	12/31/2004	2005	2006	2007	2008	Thereafter	Total
	(In thousands)
Long term debt	$235	$314	$237	$55	$55	$74	$970
Revolving credit facilities	—	591	—	—	—	—	591
Capital leases and equipment loans	6	4	1	2	1	—	14
Operating leases	559	527	464	347	176	30	2,103

Total contractual obligations	$800	$1,436	$702	$404	$232	$104	$3,678

Litigation

We are involved from time to time in lawsuits that arise in the normal course of business. We actively and vigorously defend all lawsuits. We are named with numerous other defendants in an environmental lawsuit. The plaintiff seeks to recover costs, which it has incurred to investigate and remediate its own property as required by the New York State Department of Environmental Conservation (NYSDEC). We have not been named as a liable party by the NYSDEC and believe we have no liability to the plaintiff in the case. We filed a motion of summary judgment seeking a ruling to have us dismissed from the case. On November 6, 2003, the motion of summary judgment was granted and we were dismissed from the case. On March 25, 2004, the plaintiff filed a notice of appeal. If the plaintiff wins on appeal, ongoing litigation may be protracted, and we will incur additional ongoing legal expenses, which are not estimable at this time.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 9: Segment Information

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

	Three Months Ended
	March 31
	2004	2003
	(In Thousands)
External Sales
RMP	$7,865	$6,577
SSD	702	1,687
Canada	3,842	2,240
United Kingdom	2,784	3,626

Total	$15,193	$14,130

Intersegment Sales
RMP	$265	$410
SSD	—	—
Canada	421	450
United Kingdom	6	22

Total	$692	$882

Total Sales
RMP	$8,130	$6,987
SSD	702	1,687
Canada	4,263	2,690
United Kingdom	2,790	3,648

Total	$15,885	$15,012

Operating Income (Loss)
RMP	$1,078	$961
SSD	19	280
Canada	424	175
United Kingdom	(181)	363
Corporate	(319)	(265)

Total	1,021	1,514
Interest Expense	46	101
Other Expense, net	18	79

Income Before Income Taxes	$957	$1,334

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended
	March 31
	2004	2003
	(In Thousands)
Depreciation and Amortization
RMP	$158	$154
SSD	3	3
Canada	81	71
United Kingdom	121	109
Corporate	1	1

Total	$364	$338

Capital Expenditures
RMP	$151	$207
SSD	2	21
Canada	23	5
United Kingdom	10	20
Corporate	—	—

Total	$186	$253

	March 31	December 31
	2004	2003
Total Assets
RMP	$17,211	$17,462
SSD	1,422	1,525
Canada	11,276	10,194
United Kingdom	9,940	9,577
Corporate	10,912	1,629

Total	$50,761	$40,387

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the condensed consolidated financial statements of Portec Rail Products, Inc. and the related notes beginning on page 3. Unless otherwise specified, any reference to the “three months ended” is to the three months ended March 31. Additionally, when used in this Form 10-Q, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Portec Rail Products, Inc. and its business segments.

Cautionary Statement Relevant to Forward-looking Statements

     This Form 10-Q contains or incorporates by reference forward-looking statements relating to the Company. Forward-looking statements typically are identified by the use of terms, such as “may,” “will,” “plan,” “should,” “expect,” “anticipate,” “believe,” “if,” “estimate,” “intend,” and similar words, although some forward-looking statements are expressed differently. You should consider statements that contain these and similar words carefully because they describe our expectations, plans, strategies, goals and beliefs concerning future business conditions, our results of operations, our financial position, and our business outlook, or state other “forward-looking” information based on currently available information. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. We undertake no obligation to update publicly or revise any forward-looking statements. You should not place undue reliance on the forward-looking statements.

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

Results of Operations

Three Months Ended March 31, 2004 compared to Three Months Ended March 31, 2003

     Net Sales. Net sales increased to $15.2 million for the three months ended March 31, 2004, an increase of $1.1 million or 7.5%, from $14.1 million for the comparable period in the prior year. The increase in net sales is primarily attributable to increased sales of $1.6 million at our Canadian operation and $1.3 million at RMP offset by decreased sales of $985,000 at SSD and $842,000 at our United Kingdom operation. The increase in sales at our Canadian operation is primarily due to increased demand for our products by a large Canadian customer along with the impact of a labor stoppage at a primary steel supplier in late 2002, which negatively impacted the first quarter 2003 sales. Additionally, an increase in foreign currency translation of Canadian sales dollars into U.S. dollars has favorably impacted sales in the current period by approximately $437,000. The increase in sales at RMP is primarily due to increased customer demand for our friction management products and services. The increased sales volume at these two operations were partially offset by a lower demand for our heavy-duty load securement systems at SSD along with a program to refurbish military flatcars as a result of the war in Iraq and our largest customer upgrading its fleet of flat cars that favorably impacted SSD’s first quarter 2003 sales. In addition, our United Kingdom operation has experienced a downturn in rail sales as a result of our largest customer, Network Rail, undergoing a significant reorganization that has negatively impacted our United Kingdom rail sales during the first quarter of 2004.

     Gross Profit. Gross profit decreased to $3.9 million for the three months ended March 31, 2004, a decrease of $288,000 or 7.1%, from $4.2 million for the comparable period in the prior year. The decrease in gross profit is primarily due to lower gross profit of $474,000 at our United Kingdom operation due primarily to lower rail sales of our higher margin friction management products and services along with workforce reduction severance costs. In addition, gross profit was negatively impacted by $269,000 at SSD primarily due to the lower sales volume of heavy-duty securement systems. The decreases in gross profit at SSD and our United Kingdom operation were offset by increased gross profit of $335,000 at our Canadian operation of which approximately $90,000 is due to a favorable foreign currency translation adjustment and $121,000 at RMP primarily due to increased sales volume at both of these business units.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $2.8 million for the three months ended March 31, 2004, an increase of $208,000 or 7.9%, from $2.6 million for the comparable period in the prior year. This increase is primarily due to unfavorable foreign currency translation adjustments incurred at both our Canadian and United Kingdom operations, which have negatively impacted expenses during the first quarter 2004 by approximately $152,000. Additionally, corporate shared service expenses have increased $54,000 in the current period, primarily due to higher professional and legal fees and increased director and officer insurance costs as a result of becoming a public company.

     Interest Expense. Interest expense decreased to $46,000 for the three months ended March 31, 2004, a decrease of $55,000 or 54.5%, from $101,000 for the comparable period in the prior year, primarily due to reduced debt levels. Net proceeds from our initial public offering of common stock in January 2004 were used to repay outstanding domestic indebtedness of approximately $7.3 million in January 2004. Total long-term debt decreased to $1.6 million at March 31, 2004, from $10.5 million at March 31, 2003.

     Provision for Income Taxes. Provision for income taxes decreased to $300,000 for the three months ended March 31, 2004, from $516,000 for the comparable period in the prior year, reflecting a decrease in income before taxes to $957,000 for the three months ended March 31, 2004 from $1.3 million in the prior period. The effective tax rate on reported taxable income was 31.4% and 38.7% for the three months ended March 31, 2004 and 2003, respectively. During the first quarter of 2004, our Canadian operation received research and development tax credits, which helped lower our effective tax rate by approximately 2.7%. In addition, our consolidated tax rate for the first three months of 2004 was reduced by approximately 2.3% as a result of an increase in pre-tax income from our Canadian operation being taxed at a lower tax rate than our domestic operations.

     Net Income. Net income decreased to $657,000 for the three months ended March 31, 2004, a decrease of $161,000 or 19.7%, from $818,000 for the comparable period in the prior year for the reasons set forth above. Our basic and diluted net income per share decreased to $.08 for the three month period ended March 31, 2004, from $.13 for the comparable period in the prior year.

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

     Railway Maintenance Products Division – “RMP”. RMP manufactures and assembles track components and related products, friction management products, and provides services to railroads, transit systems and railroad contractors. We are also a distributor and reseller of purchased track components, lubricants and friction modifiers manufactured by third parties. Our manufactured and assembled track component and friction management products consist primarily of standard and insulated rail joints and friction management systems. Our purchased and distributed products consist primarily of various lubricants and friction modifiers.

	Three Months Ended
	March 31
	2004	2003
	(In thousands)
External sales	$7,865	$6,577
Intersegment sales	265	410
Operating income	1,078	961
Sales by product line(1)
Rail joints and related products	$4,504	$4,195
Friction management products and services	3,334	2,500
Other products and services	292	292

Total product and service sales	$8,130	$6,987

(1)	Includes intersegment sales.

     For the three months ended March 31, 2004, RMP’s external sales increased by $1.3 million or 19.6%, to $7.9 million from $6.6 million during the same period in 2003. The increase in external customer sales is primarily related to increases in sales of friction management products and services as customer spending for these products and services continued to increase during the current period. Operating income for the three months ended March 31, 2004 increased to $1.1 million from $961,000 for the same period in 2003, an increase of $117,000 or 12.2%. As a percentage of total external sales, operating income was 13.7% for the three months ended March 31, 2004, a decrease of .9% or 6.2%, from 14.6% for the same period in 2003. This slight decrease in operating income as a percentage of sales is primarily related to product mix, as sales of our lower margin lubricants and rail joint related products increased during the three-month period ended March 31, 2004.

     Shipping Systems Division – “SSD”. SSD engineers and sells load securement systems to the railroad freight car market. These systems are used to secure a wide variety of products and lading onto freight cars.

	Three Months Ended
	March 31
	2004	2003
	(In thousands)
External sales	$702	$1,687
Intersegment sales	—	—
Operating income	19	280
Sales by product line(1)
Heavy duty load securement systems	$310	$1,215
All other load securement systems	392	472

Total product and service sales	$702	$1,687

(1)	Includes intersegment sales.

     For the three months ended March 31, 2004, SSD’s external sales of $702,000 decreased by $985,000 or 58.4%, from $1.7 million during the same period in 2003. This decrease in external sales is primarily due to lower demand for heavy duty load securement systems during the first quarter of 2004. Sales for the first quarter of 2003 were favorably impacted by the refurbishment of military flat cars as a result of the war in Iraq and our largest customer upgrading its fleet of flat cars. Operating income for the three months ended March 31, 2004 decreased to $19,000 from $280,000 during the same period in 2003, a decrease of $261,000 or 93.2%, primarily related to the decrease in sales volume.

     Portec, Rail Products Ltd. – “Canada”. At our Canadian operation, we manufacture rail anchors and rail spikes and assemble friction management products primarily for the two largest Canadian railroads. Rail anchors and spikes are devices to secure rails to the ties to restrain the movement of the rail tracks.

	Three Months Ended
	March 31
	2004	2003
	(In thousands)
External sales	$3,842	$2,240
Intersegment sales	421	450
Operating income	424	175
Average translation rate of Canadian dollar to United States dollar	0.7553	0.6694
Sales by product line(1)
Rail anchors and spikes	$3,408	$2,103
Friction management products and services	722	481
Other products and services	133	106

Total product and service sales	$4,263	$2,690

(1)	Includes intersegment sales.

     For the three months ended March 31, 2004, Canada’s external sales of $3.8 million increased by $1.6 million or 71.5%, from $2.2 million during the same period in 2003. The increase in external sales is primarily attributable to increased demand for our products by our largest customer along with a favorable increase in foreign currency translation of Canadian dollar sales to U.S. dollar sales of approximately $437,000. In addition, a labor stoppage at our primary steel supplier in late 2002 negatively impacted rail anchor and spike sales during the first quarter of 2003. Operating income for the three months ended March 31, 2004 increased to $424,000 from $175,000 during the same period in 2003, an increase of $249,000 or 142%, primarily due to the additional gross profit generated on the increased sales volume. Also, a favorable increase in the foreign currency translation of

Canadian dollars into U.S. dollars increased operating income by approximately $48,000 during the first quarter of 2004.

     Portec Rail Products (UK) Ltd.- “United Kingdom”. In the United Kingdom, we operate and serve our customers in two markets. The United Kingdom’s rail business is primarily driven by sales of friction management products and services to the United Kingdom passenger rail network. The United Kingdom’s material handling business includes product lines such as overhead and floor conveyor systems, racking systems and mezzanine flooring systems. The end users of our material handling products are primarily United Kingdom-based companies in the manufacturing, distribution, garment and food industries.

	Three Months Ended
	March 31
	2004	2003
	(In thousands)
External sales	$2,784	$3,626
Intersegment sales	6	22
Operating (loss) income	(181)	363
Average translation rate of British pound sterling to United States dollar	1.8453	1.5996
Sales by product line(1)
Material handling products sales	$1,949	$2,103
Friction management products and services	841	1,545

Total product sales	$2,790	$3,648

(1)	Includes intersegment sales.

     For the three months ended March 31, 2004, United Kingdom’s external sales of $2.8 million decreased by $842,000 or 23.2%, from $3.6 million during the same period in 2003. This decrease in external sales is primarily attributable to our largest rail customer, Network Rail, undergoing a significant restructuring program that has negatively impacted our United Kingdom rail business. In addition, our material handling product line sales have decreased by $154,000 in the current period, as this product line is primarily dependent on original equipment manufacturer’s capital spending programs. The downturn in sales volume on both these product lines has been partially offset by favorable foreign currency translation of British Pound Sterling to U.S. dollars of approximately $371,000. As a result of the downturn in our rail business in the United Kingdom, we reduced our workforce and began to outsource certain rail related manufacturing functions in February 2004. Due to lower demand for our higher margin rail products and workforce reduction costs of approximately $100,000, our United Kingdom operation incurred an operating loss of $181,000 during the first quarter of 2004, a decrease of $544,000 from operating income of $363,000 during the same period in 2003.

Liquidity and Capital Resources

     Our cash flow from operations is the primary source of financing for internal growth, capital expenditures, repayments of long-term contractual obligations, dividends to our shareholders, and other commercial commitments. The most significant risk associated with our ability to generate sufficient cash flow from operations is the overall level of demand for our products. In addition, we have cash invested in short-term government money market funds of approximately $10.3 million at March 31, 2004 primarily as a result of our initial public offering and subsequent underwritten over-allotment exercise. We may use this cash for acquisitions, product line expansions, and other general corporate purposes. We believe we can manage our working capital and control costs to meet our cash flow needs for the next twelve months to meet our growth objectives. In addition to cash generated from operations, we have revolving and overdraft credit facilities in place to support the working capital needs of each of our business segments. We believe that cash flow from operations and the ability to borrow additional cash under our credit and overdraft facilities along with the proceeds from our initial public offering will be sufficient to meet our cash flow requirements over the next twelve months.

     Cash Flow Analysis. During the quarter ended March 31, 2004, we generated $709,000 in cash flow from operations compared to using $1.8 million in cash flow from operations during the same 2003 period. The primary reasons for this increase of $2.5 million in cash generated from operations are related to timing differences in inventory levels, accounts receivable balances, and accounts payable balances. Inventory levels, accounts receivable and accounts payable balances in the first quarter of 2003 were primarily impacted by a labor stoppage at our primary steel supplier that significantly reduced our inventory levels at our Canadian operation in late 2002.

     Net cash used in investing activities was $186,000 for the three months ended March 31, 2004, compared to $253,000 during the same period in 2003. We estimate 2004 total capital expenditures to approximate $750,000 to $1,000,000, which will be used to upgrade our machinery and equipment, support new strategic initiatives or develop new products. The majority of our capital spending is discretionary. We believe that the overall level of capital spending for our business segments is sufficient to remain competitive.

     Net cash provided by financing activities was $9.8 million for the three months ended March 31, 2004, compared to $961,000 during the same period in 2003. Cash provided by financing activities during 2004 is primarily due to the net proceeds received from our initial public offering of common stock in January 2004, and subsequent exercising of an over-allotment option by the underwriter, which provided approximately $18.0 million in net proceeds. These net proceeds were used to repay short and long-term debt obligations of approximately $7.3 million during January 2004. Cash dividends of $431,000 were paid during the first quarter of 2004.

Financial Condition

     At March 31, 2004, total assets were $50.8 million, an increase of $10.4 million or 25.7%, from December 31, 2003. The increase at March 31, 2004 is primarily due to an increase of $10.3 million in cash, primarily due to the issuance of common stock as a result of our initial public offering. At March 31, 2004, net working capital (defined as current assets minus current liabilities) was $24.3 million, an increase of $18.1 million or 292%, from $6.2 million at December 31, 2003. The increase in working capital at March 31, 2004 is primarily due to the cash proceeds from the initial public offering and the repayment of certain indebtedness during the first quarter of 2004.

     The products we manufacture and sell, such as our joint bars, rail anchors and rail spikes, require steel as a major element in the production process. During the first quarter of 2004, worldwide steel scrap prices have spiked upwards resulting in surcharges being added to our overall raw material costs. As a result, these steel surcharges increased our raw material costs and we are continuing to work with our customers on the overall absorption of these higher raw material costs. We believe that the impact of the higher material costs have not been material through the first quarter of 2004. If a prolonged increase in steel prices should continue and we are unable to pass on these added costs to our customers, our future earnings could be negatively impacted.

     In addition, our largest rail customer in the United Kingdom, Network Rail, has recently undertaken a significant restructuring program. According to published reports, Network Rail plans to take direct control over all of its track maintenance work, which was previously handled by third party maintenance contractors. As a result of this restructuring program, we have experienced lower demand for our rail products over the past several months at our United Kingdom operation. We believe that the demand for our products by Network Rail will improve when its restructuring program is completed; however, if demand for our products does not improve, our future earnings could be negatively impacted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     In addition, we are exposed to foreign currency translation fluctuations with our two international operations. We do not have any foreign exchange derivative contracts to hedge against foreign currency exposures. Therefore, we are exposed to the related effects when foreign currency exchange rates fluctuate. If the U.S. dollar strengthens against the Canadian dollar and/or the British pound sterling, the translation rate for these foreign currencies will decrease, which will have a negative impact on our operating income. For example, for the three months ended March 31, 2004, for every 1/100 change in the exchange rate of the Canadian dollar to the U.S. dollar, our Canadian operation’s operating income would have changed by approximately $5,600. Further, for every 1/100 change in the exchange rate of the British pound sterling to the U.S. dollar, the impact on operating income for our United Kingdom operation for the three months ended March 31, 2004 would have been approximately $1,000. Foreign currency translation fluctuations have no impact on cash flows as long as we continue to reinvest any profits back into the respective foreign operations.

ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On January 15, 2004, the Company’s registration statement on Form S-1 (Registration No. 333-110288) was declared effective. Pursuant to the registration statement, as amended, the Company registered 2,300,000 shares of common stock, par value $1.00 per share, with a proposed maximum aggregate offering price of $29,900,000. The stock was first offered to the public pursuant to a preliminary prospectus dated January 6, 2004. On January 28, 2004, the Company completed the sale of 2,000,000 shares of common stock at a price to the public of $10.00 per share. Ferris, Baker Watts, Incorporated, of Baltimore, Maryland, acted as sole underwriter for the offering. On February 26, 2004, the Company completed the sale of an additional 95,000 shares of its common stock at a price to the public of $10.00 per share upon the exercise by Ferris, Baker Watts, Incorporated of its over-allotment option to purchase additional shares. The stock offering, including the exercise of the over-allotment option, resulted in gross proceeds of $20,950,000. Expenses related to the offering were as follows: $1,467,000 for underwriting discounts and commissions, $367,000 for expenses paid to or for the underwriter (including a $105,000 financial advisory fee), and $1,144,000 for other expenses. Total expenses were $2,978,000. No finders fees were paid in connection with the offering. None of the expenses were direct or indirect payment to directors, officers, general partners of the Company or their associates, to persons owning 10% or more of the Company’s common stock or to affiliates of the Company. Net proceeds of the offering were approximately $17,972,000.

     As of March 31, 2004, the net proceeds of the offering were used as follows: $7,313,000 was used to repay indebtedness; $548,000 was used for working capital; and $10,111,000 was used for temporary investments, consisting of short-term government money market funds. The repayment of debt included a payment of $73,000 to pay off our outstanding loan balance to Boone County Bank, Inc. Marshall T. Reynolds, our chairman of the board, may be deemed an associate of Boone County Bank, Inc.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits filed as part of this Form 10-Q:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	The following reports on Form 8-K were filed during the quarter for which this report is filed:

Form 8-K dated January 22, 2004, filed January 23, 2004 regarding Portec Rail Products, Inc.’s press release titled “Portec Rail Products, Inc. Announces Pricing Of Its Initial Public Offering.”

Form 8-K dated January 28, 2004, filed February 3, 2004 regarding Portec Rail Products, Inc.’s press release titled “Portec Rail Products, Inc. Completes Sale of Two Million Shares of Common Stock.”

Form 8-K dated February 10, 2004, filed February 11, 2004 regarding Portec Rail Products, Inc.’s press release titled “Portec Rail Products, Inc. Reports 2003 Annual and Fourth Quarter Operating Results (unaudited).”

Form 8-K dated February 26, 2004, filed March 1, 2004 regarding Portec Rail Products, Inc.’s press release titled “Portec Rail Products, Inc. Completes Additional Sale of Ninety-Five Thousand Shares of Common Stock.”

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTEC RAIL PRODUCTS, INC.

Date: May 12, 2004	By:	/s/ John S. Cooper

John S. Cooper, Chief Executive
Officer and President

Date: May 12, 2004	By:	/s/ Michael D. Bornak

Michael D. Bornak, Chief Financial Officer
and Chief Accounting Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002