Form 10-Q
period 2004-06-30
PORTEC RAIL PRODUCTS INC
filed 2004-08-04
CIK 1263074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

YES [   ]   NO [X]

     As of July 31, 2004, there were 8,618,002 shares of the registrant’s common stock outstanding.

PORTEC RAIL PRODUCTS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Portec Rail Products, Inc.
Condensed Consolidated Balance Sheets

	June 30	December 31
	2004	2003
	(Unaudited)
	(In Thousands)
Assets
Current assets
Cash and cash equivalents	$9,918	$418
Accounts receivable, net	11,263	8,099
Inventories, net	13,098	12,968
Prepaid expenses and other current assets	924	1,394
Deferred income taxes	402	401

Total current assets	35,605	23,280
Property, plant and equipment	19,801	19,717
Less accumulated depreciation	(8,414)	(7,876)

	11,387	11,841
Other assets	109	170
Goodwill	5,130	5,096

Total assets	$52,231	$40,387

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$781	$8,555
Accounts payable	5,212	4,939
Accrued income taxes	1,042	1,049
Customer deposits	684	395
Accrued compensation	677	986
Other accrued liabilities	1,802	1,201

Total current liabilities	10,198	17,125
Long-term debt, less current maturities	584	716
Accrued pension costs	1,760	1,975
Deferred income taxes	1,121	1,172
Other long-term liabilities	284	266

Total liabilities	13,947	21,254

Commitments and Contingencies	—	—
Shareholders’ equity:
Common stock, $1 par value, 50,000,000 shares authorized, 8,618,002 and 6,523,002 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	8,618	6,523
Additional paid-in capital	18,633	2,756
Retained earnings	12,480	11,221
Accumulated other comprehensive loss	(1,447)	(1,367)

Total shareholders’ equity	38,284	19,133

Total liabilities and shareholders’ equity	$52,231	$40,387

See Notes to condensed Consolidated Financial Statements

Portec Rail Products, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
	(Dollars in Thousands, Except Earnings Per Share Data
Net sales	$18,513	$17,696	$33,706	$31,826
Cost of sales	13,083	12,725	24,405	22,696

Gross profit	5,430	4,971	9,301	9,130
Selling, general and administrative	3,281	2,777	6,115	5,403
Amortization expense	16	19	32	38

Operating income	2,133	2,175	3,154	3,689
Interest expense	25	100	71	201
Other (income) expense, net	(51)	30	(33)	109

Income before income taxes	2,159	2,045	3,116	3,379
Provision for income taxes	695	753	995	1,269

Net income	$1,464	$1,292	$2,121	$2,110

Earnings per share
Basic	$.17	$.20	$.25	$.32
Diluted	$.17	$.20	$.25	$.32
Weighted average shares outstanding
Basic	8,602,169	6,525,002	8,602,169	6,525,002
Diluted	8,602,169	6,525,002	8,602,169	6,525,002
Dividends per share	$.05	$.05	$.10	$.05

See Notes to condensed Consolidated Financial Statements

Portec Rail Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30
	2004	2003
	(In Thousands)
Operating Activities
Net income	$2,121	$2,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	728	695
Provision for doubtful accounts	46	12
Changes in operating assets and liabilities:
Accounts receivable	(3,187)	(1,905)
Inventories	(204)	(2,044)
Prepaid expenses and other assets	391	(230)
Accounts payable	257	1,317
Income tax payable	(10)	271
Accrued expenses	455	375

Net cash provided by operating activities	597	601

Investing Activities
Purchases of property, plant and equipment	(309)	(389)
Proceeds from sale of assets	13	—

Net cash used in investing activities	(296)	(389)

Financing Activities
Net (decrease) increase in revolving credit agreement	(5,834)	1,003
Principal payments on bank term loans	(2,005)	(1,106)
Borrowings from Boone County Bank, Inc. (related party)	—	100
Principal payments to Boone County Bank, Inc. (related party)	(74)	(126)
Principal payments on capital leases	(5)	(17)
Cash dividends paid to shareholders	(862)	(163)
Purchase of common stock	—	(14)
Issuance of common stock	17,972	—

Net cash provided by (used in) financing activities	9,192	(323)

Effect of exchange rate changes on cash and cash equivalents	7	167

Increase in cash and cash equivalents	9,500	56
Cash and cash equivalents at beginning of period	418	1,431

Cash and cash equivalents at end of period	$9,918	$1,487

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$67	$199

Income taxes	$1,075	$1,111

Capital lease obligation incurred for equipment	$16	$7

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

Note 2: Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Portec Rail Products, Inc., our wholly-owned Canadian subsidiary, Portec, Rail Products Ltd. (Canada) and our wholly-owned United Kingdom subsidiary, Portec Rail Products (UK) Ltd. (United Kingdom). All significant intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, we believe, the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the 2003 Annual Report on Form 10-K. The balance sheet information as of December 31, 2003 was derived from our audited balance sheet included in our 2003 Annual Report on Form 10-K.

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

The major components of inventories are as follows:

	June 30	December 31
	2004	2003
	(In Thousands)
Raw materials	$6,188	$5,825
Work in process	586	363
Finished goods	6,635	7,056

	13,409	13,244
Less reserve for slow-moving and obsolete inventory	311	276

Net inventory	$13,098	$12,968

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4: Long-Term Debt

Long-term debt consists of the following:

	June 30	December 31
	2004	2003
	(In Thousands)
Senior Credit Facility :
Revolving credit facility	$—	$5,510
Term loan	—	1,225
2002 Term loan	—	625
Revolving credit facility (Canada)	459	811
Term loan (United Kingdom)	318	338
Property loan (United Kingdom)	167	199
Quodeck acquisition loan (United Kingdom)	394	474
Overdraft credit facility (United Kingdom)	—	—
Boone County Bank, Inc. (related party)	—	73
Capitalized lease obligations	27	16

	1,365	9,271
Less current maturities	781	8,555

	$584	$716

As a result of our initial public offering, all outstanding loans under our Senior Credit Facility and Boone County Bank, Inc. (related party) were repaid in January 2004.

Under the Senior Credit Facility, we have a secured revolving credit facility with a bank for borrowings to a maximum of $6,250,000. Borrowings under the revolving credit facility can be in an amount up to 80% of the outstanding eligible accounts receivable plus 50% of the aggregate value of eligible inventory. Advances against eligible inventory are limited to $3,750,000. We are required to pay a 0.25% fee on the average daily unused portion of the revolving credit facility. Advances under the revolving credit facility accrue interest, at our option, at the Eurodollar rate plus 1.75% to 2.50% or the financial institution’s prime rate plus 0.00% to 0.50%. The Senior Credit Facility is collateralized by substantially all of our assets in the United States. The Senior Credit Facility contains certain covenants which requires us to maintain leverage ratios, current ratios, fixed charge coverage ratios and minimum amounts of tangible net worth. The Senior Credit Facility further limits capital expenditures, sales of assets, management bonuses, management fees and additional indebtedness. The Senior Credit Facility also restricts the sale of the capital stock of our wholly-owned subsidiaries. Borrowings on the revolving credit facility accrued interest at 4.00% at December 31, 2003. No borrowings were outstanding under the revolving credit facility at June 30, 2004. The revolving credit facility expires on December 31, 2006.

Our Canadian subsidiary has a secured revolving demand credit facility with a bank for borrowings to a maximum of 3,750,000 Canadian dollars ($2,800,000). Borrowings under the revolving credit facility can be in an amount up to 80% of the outstanding eligible accounts receivable plus 50% of the aggregate value of eligible inventory. Advances against eligible inventory are limited to 1,875,000 Canadian dollars. The interest rate is the Canadian prime rate plus 1.00%. Borrowings on the revolving line of credit accrued interest at 4.75% and 4.50% at June 30, 2004 and December 31, 2003, respectively. The credit facility is secured by specific pledges of land, building, equipment, accounts receivable and inventory. At June 30, 2004, borrowings under this credit facility were 615,000 Canadian dollars ($459,000) and additional borrowings of 3,135,000 Canadian dollars ($2,341,000) were available.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Our United Kingdom subsidiary has a £400,000 ($728,000) overdraft facility on its primary bank account with a financial institution in the United Kingdom. The purpose of the overdraft facility is to provide for working capital requirements. The interest rate on the overdraft facility is the financial institution’s base rate plus 1.625%. For any borrowings in excess of £400,000 ($728,000) that the financial institution approves, the interest rate is the financial institution’s base rate plus 6.75%. The United Kingdom loans are collateralized by substantially all of the assets of our United Kingdom subsidiary and its wholly-owned subsidiaries. In addition, the loans contain certain covenants, which require our United Kingdom subsidiary to maintain a minimum tangible net worth, profitability, cash generation and limits additional borrowings. The covenants also restrict any payments of dividends and limit capital expenditures by our United Kingdom subsidiary. No borrowings were outstanding under the overdraft facility at June 30, 2004. The overdraft credit facility expires on March 19, 2005.

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

The components of net periodic pension (benefit) cost of our United States defined benefit pension plan are as follows for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
		(In Thousands)
Service cost	$—	$65	$—	$130
Interest cost	128	188	256	376
Expected return on plan assets	(178)	(217)	(356)	(475)
Amortization of transition and prior service cost	—	1	—	2

Pension (benefit) cost	$(50)	$37	$(100)	$33

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

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The components of net periodic pension cost (benefit) of our United Kingdom defined benefit pension plans are as follows for the three months ended June 30, 2004 and 2003:

	Portec Rail	Conveyors	Portec Rail	Conveyors
	Plan	Plan	Plan	Plan
	2004	2004	2003	2003
		(In Thousands)
Service cost	$—	$—	$—	$—
Less employee contributions	—	—	—	—
Interest cost	69	10	—	—
Expected return on plan assets	(70)	(17)	—	—
Amortization of transition amount	(13)	(3)	—	—
Amortization of unrecognized loss (gain)	19	(1)	—	—

Pension cost (benefit)	$5	$(11)	$0	$0

The components of net periodic pension cost (benefit) of our United Kingdom defined benefit pension plans are as follows for the six months ended June 30, 2004 and 2003:

	Portec Rail	Conveyors	Portec Rail	Conveyors
	Plan	Plan	Plan	Plan
	2004	2004	2003	2003
		(In Thousands)
Service cost	$28	$—	$—	$—
Less employee contributions	—	—	—	—
Interest cost	139	20	—	—
Expected return on plan assets	(146)	(34)	—	—
Amortization of transition amount	(27)	(6)	—	—
Amortization of unrecognized loss (gain)	38	(2)	—	—

Pension cost (benefit)	$32	$(22)	$0	$0

During the third quarter of 2003, the Company recorded the full year net periodic pension cost of approximately $34,000 for the Portec Rail plan and the full year net periodic pension benefit of approximately $26,000 for the Conveyors plan. The impact of this adjustment on the quarterly financial statements for the year ended December 31, 2003 was not material. Future pension plan funding for the United Kingdom defined benefit pension plans will be dependent upon the performance of plan assets. As of June 30, 2004, $15,000 and $0 in employer contributions have been made to the Portec Rail plan and the Conveyors plan, respectively. For the remainder of 2004, we anticipate making additional contributions of approximately £11,000 ($20,000), plus the payment of certain plan administrative expenses, to the Portec Rail plan. We do not anticipate making any contributions to the Conveyors plan in 2004.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6: Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2004 and 2003 is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
		(In Thousands)
Net income	$1,464	$1,292	$2,121	$2,110
Minimum pension liability adjustment, net of tax	15	(20)	(24)	(12)
Foreign currency translation adjustments, net of tax	(163)	537	(56)	694

Comprehensive income	$1,316	$1,809	$2,041	$2,792

Note 7: Earnings Per Share

Basic earnings per share (EPS) is computed as net income available to common shareholders divided by the weighted average common shares outstanding. Diluted earnings per share considers the potential dilution that occurs related to issuance of common stock under stock option plans. At the present time, the company does not have any stock option plans or other instruments that would cause dilution.

Note 8: Commitments and Contingencies

Contractual Obligations

The following is a summary of our contractual obligations in the form of leases and debt as of June 30, 2004:

	Six Months
	Ending
Contractual Obligations	12/31/2004	2005	2006	2007	2008	Thereafter	Total
	(In thousands)
Long term debt	$154	$310	$234	$55	$54	$72	$879
Revolving credit facilities	—	459	—	—	—	—	459
Capital leases and equipment loans	7	9	7	3	1	—	27
Operating leases	381	541	478	346	173	30	1,949

Total contractual obligations	$542	$1,319	$719	$404	$228	$102	$3,314

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
		(In Thousands)
External Sales
RMP	$8,455	$7,205	$16,320	$13,782
SSD	1,235	1,222	1,937	2,909
Canada	4,862	5,376	8,704	7,616
United Kingdom	3,961	3,893	6,745	7,519

Total	$18,513	$17,696	$33,706	$31,826

Intersegment Sales
RMP	$500	$551	$765	$961
SSD	—	—	—	—
Canada	475	444	896	894
United Kingdom	21	11	27	33

Total	$996	$1,006	$1,688	$1,888

Total Sales
RMP	$8,955	$7,756	$17,085	$14,743
SSD	1,235	1,222	1,937	2,909
Canada	5,337	5,820	9,600	8,510
United Kingdom	3,982	3,904	6,772	7,552

Total	$19,509	$18,702	$35,394	$33,714

Operating Income (Loss)
RMP	$1,259	$1,070	$2,337	$2,031
SSD	198	165	217	445
Canada	793	957	1,217	1,132
United Kingdom	346	279	165	642
Corporate	(463)	(296)	(782)	(561)

Total	2,133	2,175	3,154	3,689
Interest Expense	25	100	71	201
Other (Income) Expense, net	(51)	30	(33)	109

Income Before Income Taxes	$2,159	$2,045	$3,116	$3,379

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
		(In Thousands)
Depreciation and Amortization
RMP	$160	$155	$318	$309
SSD	3	3	6	6
Canada	80	78	161	149
United Kingdom	120	120	241	229
Corporate	1	1	2	2

Total	$364	$357	$728	$695

Capital Expenditures
RMP	$84	$44	$235	$251
SSD	—	7	2	28
Canada	11	57	34	62
United Kingdom	44	35	54	55
Corporate	—	—	—	—

Total	$139	$143	$325	$396

	June 30			December 31
	2004			2003
Total Assets
RMP	$18,174			$17,462
SSD	1,864			1,525
Canada	11,318			10,194
United Kingdom	10,636			9,577
Corporate	10,239			1,629

Total	$52,231			$40,387

Note 1: Subsequent Events

On July 20, 2004, we entered into a definitive merger agreement with Salient Systems, Inc. whereby we will acquire 100% of the outstanding shares of Salient Systems for a combination of our stock and cash. The initial purchase value is estimated to be in the range of $12.4 million to $14.0 million depending upon our stock price prior to closing. In addition, there is an earn-out provision for the years 2004 to 2006 and a working capital adjustment. The merger agreement has been approved by the Board of Directors of both companies and is subject to the satisfaction of certain conditions, including the approval of the Salient Systems, Inc. shareholders. We will be filing a registration statement, prospectus and other relevant documents with the Securities and Exchange Commission. It is anticipated that the transaction will close in September 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the condensed consolidated financial statements of Portec Rail Products, Inc. and the related notes beginning on page 3. Unless otherwise specified, any reference to the “three months ended” or “six months ended” is to the three or six months ended June 30. Additionally, when used in this Form 10-Q, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Portec Rail Products, Inc. and its business segments.

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

Results of Operations

Three Months Ended June 30, 2004 compared to Three Months Ended June 30, 2003

     Net Sales. Net sales increased to $18.5 million for the three months ended June 30, 2004, an increase of $817,000 or 4.6%, from $17.7 million for the comparable period in the prior year. The increase in net sales is primarily attributable to increased sales of $1.3 million at RMP, partially offset by decreased sales of $514,000 at our Canadian operation. The increase in sales at RMP is primarily related to increased sales of our friction management products and rail joints, as customer demand has increased for these products during the current period. The decrease in sales at our Canadian operation is primarily attributable to sales volume decreases of $714,000 across our primary product lines, partially offset by a favorable foreign currency translation of Canadian dollars to U.S. dollars of approximately $200,000.

     Gross Profit. Gross profit increased to $5.4 million for the three months ended June 30, 2004, an increase of $459,000 or 9.2%, from $5.0 million for the comparable period in the prior year. The gross profit increase is primarily due to increased gross profit of $322,000 at RMP, due primarily to the increased sales volume.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $3.3 million for the three months ended June 30, 2004, an increase of $504,000 or 18.1%, from $2.8 million for the comparable period in the prior year. This increase is attributable to increased Corporate shared service expenses of $168,000 in the current period, primarily due to higher legal fees, professional fees and director and officer insurance costs as a result of becoming a public company. In addition, selling, general and administrative expenses at RMP increased by $133,000 in the current period, primarily due to employee additions, salary and benefit increases and higher sales commissions due to increased sales volumes. Lastly, favorable foreign currency translation of British pounds sterling and Canadian dollars into U.S. dollars increased these expenses by approximately $119,000 in the current period.

     Interest Expense. Interest expense decreased to $25,000 for the three months ended June 30, 2004, a decrease of $75,000 or 75.0%, from $100,000 for the comparable period in the prior year, primarily due to reduced debt levels. Net proceeds from our initial public offering of common stock in January 2004 were used to repay outstanding domestic indebtedness of approximately $7.3 million in January 2004. Total long-term debt decreased to $1.4 million at June 30, 2004, from $9.5 million at June 30, 2003.

     Provision for Income Taxes. Provision for income taxes decreased to $695,000 for the three months ended June 30, 2004, from $753,000 for the comparable period in the prior year. The effective tax rates on reported taxable income were 32.2% and 36.8% for the three months ended June 30, 2004 and 2003, respectively. Our consolidated tax rate for the three months ended June 30, 2004 was reduced due to research and development tax credits received by our Canadian operation and lower taxes on foreign source income.

     Net Income. Net income increased to $1.5 million for the three months ended June 30, 2004, an increase of $172,000 or 13.3%, from $1.3 million for the comparable period in the prior year for the reasons set forth above. Our basic and diluted net income per share decreased to $.17 for the three months ended June 30, 2004 on average basic and diluted shares of 8,602,169, from $.20 for the comparable period in the prior year on average basic and diluted shares of 6,525,002.

Six Months Ended June 30, 2004 compared to Six Months Ended June 30, 2003

     Net Sales. Net sales increased to $33.7 million for the six months ended June 30, 2004, an increase of $1.9 million or 6.0%, from $31.8 million for the comparable period in the prior year. The increase in net sales is attributable to increased sales of $2.5 million at RMP and $1.1 million at our Canadian operation, partially offset by decreased sales of $972,000 at SSD and $774,000 at our United Kingdom operation. The increase in sales at RMP is primarily related to increases in sales of friction management products and services, as our larger customers continue to increase spending for these products and services. The increase in sales at our Canadian operation is attributable to sales volume increases of $510,000 due to increased customer demand for our products, along with a favorable foreign currency translation of Canadian dollars to U.S. dollars of approximately $578,000. The decreased sales at SSD is primarily due to lower demand for our heavy-duty load securement systems, along with a program to refurbish military flat cars as a result of the war in Iraq and our largest customer upgrading its fleet of flat cars that favorably impacted sales in the first four months of 2003. The decreased sales at our United Kingdom operation is attributable to a sales volume decrease of approximately $1.6 million, partially offset by a favorable foreign currency translation of approximately $785,000. The sales volume decrease is due to declines in both friction management products and services and material handling product sales. Material handling sales have been negatively impacted by customer demand for our Quodeck product line, while rail sales have been negatively impacted as a result of our largest customer, Network Rail, undergoing a significant reorganization.

     Gross Profit. Gross profit increased to $9.3 million for the six months ended June 30, 2004, an increase of $171,000 or 1.9%, from $9.1 million for the comparable period in the prior year. The increase in gross profit is primarily due to increased gross profit at RMP of $443,000, due primarily to increased sales volume, and favorable foreign currency translation of British pounds sterling and Canadian dollars into U.S. dollars of approximately $226,000 and $133,000, respectively, in the current period. These increases in gross profit were partially offset by decreases in gross profit of $489,000 at our United Kingdom operation and $209,000 at SSD, primarily due to decreased sales volumes.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $6.1 million for the six months ended June 30, 2004, an increase of $712,000 or 13.2%, from $5.4 million for the comparable period in the prior year. This increase is due to unfavorable foreign currency translation of British pounds sterling and Canadian dollars into U.S. dollars of approximately $257,000 in the current period. In addition, Corporate shared service expenses have increased $222,000 in the current period, primarily due to higher legal and professional fees and director and officer insurance costs as a result of becoming a public company. RMP expenses have also increased $136,000 in the current period, primarily due to employee additions, salary and benefit increases and higher sales commissions due to increased sales volumes.

     Interest Expense. Interest expense decreased to $71,000 for the six months ended June 30, 2004, a decrease of $130,000 or 64.7%, from $201,000 for the comparable period in the prior year, primarily due to reduced debt levels. Net proceeds from our initial public offering of common stock in January 2004 were used to repay outstanding domestic indebtedness of approximately $7.3 million in January 2004. Total long-term debt decreased to $1.4 million at June 30, 2004, from $9.5 million at June 30, 2003.

     Provision for Income Taxes. Provision for income taxes decreased to $995,000 for the six months ended June 30, 2004, from $1.3 million for the comparable period in the prior year. The effective tax rates on reported taxable income were 31.9% and 37.6% for the six months ended June 30, 2004 and 2003, respectively. Our consolidated tax rate for the six months ended June 30, 2004 was reduced due to research and development tax credits received by our Canadian operation and lower taxes on foreign source income.

     Net Income. Net income increased to $2.1 million for the six months ended June 30, 2004, an increase of $11,000 over the comparable period in the prior year for the reasons set forth above. Our basic and diluted net income per share decreased to $.25 for the six months ended June 30, 2004 on average basic and diluted shares of 8,602,169, from $.32 for the comparable period in the prior year on average basic and diluted shares of 6,525,002.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
		(In thousands)
External sales	$8,455	$7,205	$16,320	$13,782
Intersegment sales	500	551	765	961
Operating income	1,259	1,070	2,337	2,031
Sales by product line(1)
Rail joints and related products	$4,510	$3,844	$9,014	$8,039
Friction management products and services	4,081	3,446	7,415	5,946
Other products and services	364	466	656	758

Total product and service sales	$8,955	$7,756	$17,085	$14,743

(1)	Includes intersegment sales.

     For the three months ended June 30, 2004, RMP’s external sales increased by $1.3 million or 17.3%, to $8.5 million from $7.2 million during the same period in 2003. The increase in external customer sales is primarily related to increases in sales of friction management products, in particular lubricants, and rail joints and related products, as customer demand has increased for these products during the current period. Operating income for the three months ended June 30, 2004 increased to $1.3 million from $1.1 million for the same period in 2003, an increase of $189,000 or 17.7%, primarily due to increased gross profit on the additional sales volume, partially offset by increased selling, general and administrative expenses resulting from employee additions, salary and benefit increases and higher sales commissions due to increased sales volumes.

     For the six months ended June 30, 2004, RMP’s external sales increased by $2.5 million or 18.4%, to $16.3 million from $13.8 million during the same period in 2003. The increase in external customer sales is related to increases in sales of friction management products and services and our track component products, as our larger customers continue to increase spending for these products and services. Operating income for the six months ended June 30, 2004 increased to $2.3 million from $2.0 million for the same period in 2003, an increase of $306,000 or 15.1%, primarily due to increased gross profit on the additional sales volume, partially offset by increased selling, general and administrative expenses resulting from employee additions, salary and benefit increases and higher sales commissions due to increased sales volumes.

     Shipping Systems Division – “SSD”. SSD engineers and sells load securement systems to the railroad freight car market. These systems are used to secure a wide variety of products and lading onto freight cars.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
		(In thousands)
External sales	$1,235	$1,222	$1,937	$2,909
Intersegment sales	—	—	—	—
Operating income	198	165	217	445
Sales by product line(1)
Heavy duty load securement systems	$453	$550	$764	$1,765
All other load securement systems.	782	672	1,173	1,144

Total product and service sales	$1,235	$1,222	$1,937	$2,909

(1)	Includes intersegment sales.

     For the three months ended June 30, 2004, SSD’s external sales of $1.2 million are almost identical with the prior period. Operating income for the three months ended June 30, 2004 increased to $198,000 from $165,000 during the same period in 2003, an increase of $33,000 or 20.0%. The increase in operating income is due to an increase in gross profit, resulting from increased sales of higher margin products and the introduction of a new product for flat cars, partially offset by increased selling, general and administrative expenses resulting from the hiring of a new product development engineer, along with increases in certain other selling and administrative expenses.

     For the six months ended June 30, 2004, SSD’s external sales decreased by $972,000 or 33.4%, to $1.9 million from $2.9 million during the same period in 2003. This decrease is primarily due to lower demand for our heavy-duty load securement systems during the first six months of 2004, along with a program to refurbish military flatcars as a result of the war in Iraq and our largest customer upgrading its fleet of flat cars that favorably impacted sales in the first four months of 2003. Operating income for the six months ended June 30, 2004 decreased to $217,000 from $445,000 during the same period in 2003, a decrease of $228,000 or 51.2%, primarily due to decreased gross profit on the lower sales volumes.

     Portec, Rail Products Ltd. – “Canada”. At our Canadian operation, we manufacture rail anchors and rail spikes and assemble friction management products primarily for the two largest Canadian railroads. Rail anchors and spikes are devices to secure rails to the ties to restrain the movement of the rail tracks.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
		(In thousands)
External sales	$4,862	$5,376	$8,704	$7,616
Intersegment sales	475	444	896	894
Operating income	793	957	1,217	1,132
Average translation rate of Canadian dollar to United States dollar	0.7432	0.7127	0.7460	0.6965
Sales by product line(1)
Rail anchors and spikes	$3,825	$4,323	$7,228	$6,430
Friction management products and services	1,295	1,333	2,022	1,808
Other products and services	217	164	350	272

Total product and service sales	$5,337	$5,820	$9,600	$8,510

(1)	Includes intersegment sales.

     For the three months ended June 30, 2004, Canada’s external sales of $4.9 million decreased by $514,000 or 9.6%, from $5.4 million during the same period in 2003. The decrease in external sales is primarily attributable to sales volume decreases of $714,000 across our primary product lines, partially offset by a favorable foreign currency translation of Canadian dollars to U.S. dollars of approximately $200,000. In addition, sales at our Canadian operation during the second quarter of 2003 were favorably impacted by a labor stoppage at a primary steel supplier in late 2002, which caused an increase in shipments for second quarter of 2003, as we needed to rebuild inventory during the first quarter of 2003. Operating income for the three months ended June 30, 2004 decreased to $793,000 from $957,000 during the same period in 2003, a decrease of $164,000 or 17.1%, primarily due to decreased gross profit on lower sales volume.

     For the six months ended June 30, 2004, Canada’s external sales of $8.7 million increased by $1.1 million or 14.3%, from $7.6 million during the same period in 2003. The increase in external sales is attributable to sales volume increases of $510,000 due to increased demand for our products, along with a favorable foreign currency translation of Canadian dollars to U.S. dollars of approximately $578,000. Operating income for the six months ended June 30, 2004 increased to $1.2 million from $1.1 million during the same period in 2003, an increase of $85,000 or 7.5%. The increase in operating income is primarily due to the additional gross profit generated on the increased sales volume, partially offset by increased selling, general and administrative expenses, primarily due to increased employee fringe benefit costs.

     Portec Rail Products (UK) Ltd. – “United Kingdom”. In the United Kingdom, we operate and serve our customers in two markets. The United Kingdom’s rail business is primarily driven by sales of friction management products and services to the United Kingdom passenger rail network. The United Kingdom’s material handling business includes product lines such as overhead and floor conveyor systems, racking systems and mezzanine flooring systems. The end users of our material handling products are primarily United Kingdom-based companies in the manufacturing, distribution, garment and food industries.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
		(In thousands)
External sales	$3,961	$3,893	$6,745	$7,519
Intersegment sales	21	11	27	33
Operating income	346	279	165	642
Average translation rate of British pound sterling to United States dollar	1.8187	1.6181	1.8279	1.6151
Sales by product line(1)
Material handling products sales	$2,719	$2,727	$4,667	$4,828
Friction management products and services	1,263	1,177	2,105	2,724

Total product sales	$3,982	$3,904	$6,772	$7,552

(1)	Includes intersegment sales.

     For the three months ended June 30, 2004, United Kingdom’s external sales of $4.0 million increased by $68,000 or 1.7%, from $3.9 million during the same period in 2003. The increase in external sales is attributable to a favorable foreign currency translation of approximately $437,000, offset by sales volume decreases of approximately $369,000, primarily on our material handling product line, as there has been a reduced customer demand for our Quodeck product line during the second quarter of 2004. Operating income for the three months ended June 30, 2004 increased to $346,000 from $279,000 during the same period in 2003, an increase of $67,000 or 24.0%. The increase in operating income is primarily due to a favorable foreign currency translation of approximately $38,000 and an improvement in gross profit resulting from employee cost reductions initiated in the first quarter of 2004, partially offset by increased legal and professional fees.

     For the six months ended June 30, 2004, United Kingdom’s external sales of $6.7 million decreased by $774,000 or 10.3%, from $7.5 million during the same period in 2003. This decrease in external sales is attributable to a sales volume decrease of approximately $1.6 million, partially offset by a favorable foreign currency translation of approximately $785,000. The sales volume decrease is due to decreased demand for both our friction management products and services and material handling products. Material handling sales have been negatively impacted by a reduced customer demand for our Quodeck product line, while rail sales have been negatively impacted as a result of our largest customer, Network Rail, undergoing a significant reorganization. Operating income for the six months ended June 30, 2004 decreased to $165,000 from $642,000 during the same period in 2003, a decrease of $477,000 or 74.3%. This decrease is primarily due to decreased gross profit on lower sales volumes of our rail and Quodeck product lines.

Liquidity and Capital Resources

     Our cash flow from operations is the primary source of financing for internal growth, capital expenditures, repayments of long-term contractual obligations, dividends to our shareholders, and other commercial commitments. The most significant risk associated with our ability to generate sufficient cash flow from operations is the overall level of demand for our products. In addition, we have cash invested in short-term government money market funds of approximately $9.4 million at June 30, 2004 primarily as a result of our initial public offering and subsequent underwritten over-allotment exercise. We may use this cash for acquisitions, product line expansions, and other general corporate purposes. We believe we can manage our working capital and control costs to meet our cash flow needs for the next twelve months to meet our growth objectives. In addition to cash generated from operations, we have revolving and overdraft credit facilities in place to support the working capital needs of each of our business segments. We believe that cash flow from operations and the ability to borrow additional cash under our credit and overdraft facilities along with the proceeds from our initial public offering will be sufficient to meet our cash flow requirements over the next twelve months.

     Cash Flow Analysis. During the six months ended June 30, 2004, we generated $597,000 in cash flow from operations compared to $601,000 during the same 2003 period. Although the overall cash generated during these periods is comparable, timing differences resulted in fluctuations in accounts receivable balances, inventory levels and accounts payable balances. Accounts receivable balances increased due to higher sales volumes at RMP, SSD, Canada and the UK during the second quarter of 2004. For the six months ended June 30, 2003, inventory levels and accounts payable balances increased as the result of a labor stoppage at our primary steel supplier that significantly reduced our inventory levels at our Canadian operation in late 2002.

     Net cash used in investing activities was $296,000 for the six months ended June 30, 2004, compared to $389,000 during the same period in 2003. In July 2004, we exercised our purchase option on the lease for our spike product line manufacturing equipment at our Canadian operation in the amount of $500,000 Canadian dollar (approximately $373,000). We estimate 2004 total capital expenditures to approximate $750,000 to $1,000,000, which will be used to upgrade our machinery and equipment, support new strategic initiatives or develop new products. The majority of our capital spending is discretionary. We believe that the overall level of capital spending for our business segments is sufficient to remain competitive.

     Net cash provided by financing activities was $9.2 million for the six months ended June 30, 2004, compared to $323,000 of cash used in financing activities during the same period in 2003. The increase in cash provided by financing activities during 2004 is primarily due to the net proceeds received from our initial public offering of common stock in January 2004, and subsequent exercising of an over-allotment option by the underwriter, which provided approximately $18.0 million in net proceeds. These net proceeds were used to repay short and long-term debt obligations of approximately $7.3 million during January 2004. Also, cash dividends of $862,000 were paid during the first six months of 2004.

Financial Condition

     At June 30, 2004, total assets were $52.2 million, an increase of $11.8 million or 29.2%, from December 31, 2003. The increase at June 30, 2004 is primarily due to an increase of $9.5 million in cash, primarily due to the issuance of common stock as a result of our initial public offering. Additionally, an increase of $3.2 million in accounts receivable at June 30, 2004 is primarily due to an increase in sales volume at RMP, SSD, Canada and the UK for the three months ended June 30, 2004. At June 30, 2004, net working capital (defined as current assets minus current liabilities) was $25.4 million, an increase of $19.2 million or 310%, from $6.2 million at December 31, 2003. The increase in working capital at June 30, 2004 is primarily due to the cash proceeds from the initial public offering and the repayment of certain indebtedness during the first quarter of 2004, along with the increase in accounts receivable.

     The products we manufacture and sell, such as our joint bars, rail anchors and rail spikes, require steel as a major element in the production process. During the first half of 2004, worldwide steel scrap prices have increased resulting in surcharges being added to our overall raw material costs. As a result, these steel surcharges increased our raw material costs and we are continuing to work with our customers on the overall absorption of these higher raw material costs. We believe that the impact of the higher material costs have not had a material impact on our financial results for the first six months of 2004, as we have been successful in passing the steel surcharges on to most of our customers. However, if a prolonged increase in steel prices should continue, our future earnings may be negatively impacted.

     In addition, our largest rail customer in the United Kingdom, Network Rail, has undertaken a significant restructuring program. According to published reports, Network Rail plans to take direct control over all of its track maintenance work, which was previously handled by third party maintenance contractors. As a result of this restructuring program, we have experienced lower demand for our rail products during the end of 2003 and first quarter of 2004 at our United Kingdom operation. Demand for our rail products began to improve during the second quarter of 2004 and we believe that the demand for our products by Network Rail will continue to improve as their restructuring program nears completion; however, if demand for our products does not continue to improve, our future earnings could be negatively impacted.

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

     In addition, we are exposed to foreign currency translation fluctuations with our two international operations. We do not have any foreign exchange derivative contracts to hedge against foreign currency exposures. Therefore, we are exposed to the related effects when foreign currency exchange rates fluctuate. If the U.S. dollar strengthens against the Canadian dollar and/or the British pound sterling, the translation rate for these foreign currencies will decrease, which will have a negative impact on our operating income. For example, for the three and six months ended June 30, 2004, for every 1/100 change in the exchange rate of the Canadian dollar to the U.S. dollar, our Canadian operation’s operating income would have changed by approximately $10,700 and $16,300, respectively. Further, for every 1/100 change in the exchange rate of the British pound sterling to the U.S. dollar, the impact on operating income for our United Kingdom operation for the three and six months ended June 30, 2004 would have been approximately $1,900 and $900, respectively. Foreign currency translation fluctuations have no impact on cash flows as long as we continue to reinvest any profits back into the respective foreign operations.

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

     As of June 30, 2004, the net proceeds of the offering were used as follows: $7,313,000 was used to repay indebtedness; $1,220,000 was used for working capital; and $9,439,000 was used for temporary investments, consisting of short-term government money market funds. The repayment of debt included a payment of $73,000 to pay off our outstanding loan balance to Boone County Bank, Inc. Marshall T. Reynolds, our chairman of the board, may be deemed an associate of Boone County Bank, Inc.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of shareholders was held on May 26, 2004. Proxy material had been circulated on May 3, 2004, proposing the election of eleven (11) directors to the Board of Directors for a one year term and the ratification of the appointment of BKD, LLP as independent auditors for the Company for the year ending December 31, 2004. Of the 7,975,602 shares present by proxy, the following is the number of shares voted for, against or withheld and abstained.

1.	With respect to the election of eleven (11) directors whose terms expire in 2005:

	For	Withheld	Broker Non-Vote
Marshall T. Reynolds	7,954,596	21,006	4,300
John S. Cooper	7,952,996	22,606	4,300
Philip E. Cline	7,878,811	96,791	4,300
Daniel P. Harrington	7,881,011	94,591	4,300
Charles R. Hooten, Jr.(a)	7,950,596	25,006	4,300
A. Michael Perry	7,948,896	26,706	4,300
Douglas V. Reynolds	7,953,896	21,706	4,300
Neal W. Scaggs	7,952,996	22,606	4,300
Robert L. Shell, Jr.	7,878,011	97,591	4,300
Kirby J. Taylor	7,949,896	25,706	4,300
Thomas W. Wright	7,951,596	24,006	4,300

__________________

(a) Director Hooten passed away on June 24, 2004.

2.	With respect to the ratification of the appointment of BKD, LLP as the Company’s independent auditors for the year ending December 31, 2004:

	For	Against	Abstained	Broker Non-Vote
BKD, LLP	7,969,802	350	5,450	4,300

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits filed as part of this Form 10-Q:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	The following reports on Form 8-K were filed during the quarter for which this report is filed:

Form 8-K dated May 7, 2004, filed May 10, 2004 regarding Portec Rail Products, Inc.’s press release titled “Portec Rail Products, Inc. Reports 2004 First Quarter Operating Results (unaudited).”

Form 8-K dated May 27, 2004, filed May 28, 2004 regarding Portec Rail Products, Inc.’s press release titled “Portec Rail Products, Inc. Announces Second Quarter 2004 Dividend.”

Form 8-K dated June 24, 2004, filed June 28, 2004 regarding Portec Rail Products, Inc.’s press release titled “Portec Rail Products, Inc. Announces Director’s Death.”

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTEC RAIL PRODUCTS, INC.

Date: August 4, 2004	By:	/s/ John S. Cooper

John S. Cooper, Chief Executive Officer and President

Date: August 4, 2004	By:	/s/ Michael D. Bornak

Michael D. Bornak, Chief Financial Officer
and Chief Accounting Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002