Form 10-Q
period 2004-09-30
PORTEC RAIL PRODUCTS INC
filed 2004-11-15
CIK 1263074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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
YES [  ] NO [X]

     As of October 31, 2004, there were 9,551,336 shares of the registrant’s common stock outstanding.

PORTEC RAIL PRODUCTS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Portec Rail Products, Inc.

Condensed Consolidated Balance Sheets

	September 30	December 31
	2004	2003
	(Unaudited)
	(In Thousands)
Assets
Current assets
Cash and cash equivalents	$7,132	$418
Accounts receivable, net	12,299	8,099
Inventories, net	14,212	12,968
Prepaid expenses and other current assets	1,062	1,394
Deferred income taxes	402	401

Total current assets	35,107	23,280
Property, plant and equipment	20,740	19,717
Less accumulated depreciation	(8,837)	(7,876)

	11,903	11,841
Other assets	95	170
Intangible assets	13,376	—
Goodwill	5,124	5,096

Total assets	$65,605	$40,387

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$319	$8,555
Accounts payable	4,834	4,939
Accrued income taxes	925	1,049
Customer deposits	1,304	395
Accrued compensation	1,001	986
Other accrued liabilities	1,756	1,201
Purchase price payable	775	—

Total current liabilities	10,914	17,125
Long-term debt, less current maturities	1,623	716
Accrued pension costs	1,686	1,975
Deferred income taxes	1,327	1,172
Contingent consideration payable	3,404	—
Other long-term liabilities	314	266

Total liabilities	19,268	21,254

Commitments and Contingencies	—	—
Shareholders’ equity:
Common stock, $1 par value, 50,000,000 shares authorized, 9,551,336 and 6,523,002 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	9,551	6,523
Additional paid-in capital	24,887	2,756
Retained earnings	13,026	11,221
Accumulated other comprehensive loss	(1,127)	(1,367)

Total shareholders’ equity	46,337	19,133

Total liabilities and shareholders’ equity	$65,605	$40,387

See Notes to Condensed Consolidated Financial Statements

Portec Rail Products, Inc.

Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
	(Dollars in Thousands, Except Earnings Per Share Data)
Net sales	$17,023	$12,911	$50,729	$44,737
Cost of sales	12,535	9,057	36,940	31,753

Gross profit	4,488	3,854	13,789	12,984
Selling, general and administrative	2,967	2,662	9,082	8,065
Amortization expense	16	20	48	58

Operating income	1,505	1,172	4,659	4,861
Interest expense	20	77	91	278
Other (income) expense, net	(9)	(61)	(42)	48

Income before income taxes	1,494	1,156	4,610	4,535
Provision for income taxes	518	406	1,513	1,675

Net income	$976	$750	$3,097	$2,860

Earnings per share
Basic	$.11	$.11	$.36	$.44
Diluted	$.11	$.11	$.36	$.44
Weighted average shares outstanding
Basic	8,711,150	6,524,335	8,711,150	6,524,335
Diluted	8,711,150	6,524,335	8,711,150	6,524,335
Dividends per share	$.05	$.05	$.15	$.10

See Notes to Condensed Consolidated Financial Statements

Portec Rail Products, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30
	2004	2003
	(In Thousands)
Operating Activities
Net income	$3,097	$2,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,120	1,036
Provision for doubtful accounts	46	100
Deferred income taxes	—	15
(Gain) loss on sale of fixed assets	(11)	4
Changes in operating assets and liabilities:
Accounts receivable	(2,285)	(552)
Inventories	(373)	(2,083)
Prepaid expenses and other assets	249	(231)
Accounts payable	(212)	199
Income tax payable	(123)	234
Accrued expenses	178	(242)

Net cash provided by operating activities	1,686	1,340

Investing Activities
Business acquisition, net of cash acquired	(2,411)	—
Purchases of property, plant and equipment	(823)	(495)
Proceeds from sale of assets	14	9

Net cash used in investing activities	(3,220)	(486)

Financing Activities
Net (decrease) increase in revolving credit agreement	(6,301)	1,192
Principal payments on bank term loans	(2,082)	(1,869)
Borrowings from Boone County Bank, Inc. (related party)	—	100
Principal payments to Boone County Bank, Inc. (related party)	(74)	(193)
Principal payments on capital leases	(9)	(21)
Cash dividends paid to shareholders	(1,292)	(489)
Purchase of common stock	—	(14)
Issuance of common stock	17,972	—

Net cash provided by (used in) financing activities	8,214	(1,294)

Effect of exchange rate changes on cash and cash equivalents	34	180

Increase in cash and cash equivalents	6,714	(260)
Cash and cash equivalents at beginning of period	418	1,431

Cash and cash equivalents at end of period	$7,132	$1,171

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$89	$275

Income taxes	$1,730	$1,460

Capital lease obligation incurred for equipment	$16	$7

Non cash items for business acquisition:
Issuance of common stock	$7,187	$—

Notes payable	$1,120	$—

See Notes to Condensed Consolidated Financial Statements

Portec Rail Products, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1: Organization

Portec Rail Products, Inc. (sometimes herein referred to as “we,” “our,” “us,” the “Company,” or “Portec Rail Products”) was incorporated in West Virginia in 1997. We manufacture, supply and distribute a broad range of railroad products, including rail joints, rail anchors, rail spikes, railway friction management products and systems, railway wayside data collection and data management systems and freight car securement devices. We also manufacture material handling equipment through our United Kingdom operation. We serve both domestic and international markets. We and our predecessors have served the railroad industry since 1906. In 1997, a group of private investors including several senior executives of Portec, Inc., our predecessor company, purchased the rail-related assets and selected material handling assets of, and assumed certain liabilities of, Portec, Inc. We operate through four global business units consisting of Railway Maintenance Products Division (“RMP”), Shipping Systems Division (“SSD”), Portec, Rail Products Ltd. (“Canada”) and Portec Rail Products (UK) Ltd. (“United Kingdom”).

Note 2: Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Portec Rail Products, Inc., our wholly-owned Canadian subsidiary, Portec, Rail Products Ltd. (Canada) and our wholly-owned United Kingdom subsidiary, Portec Rail Products (UK) Ltd. (United Kingdom). All significant intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, we believe the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements contained in the 2003 Annual Report on Form 10-K. The balance sheet information as of December 31, 2003 was derived from our audited balance sheet included in our 2003 Annual Report on Form 10-K.

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on net earnings.

Note 3: Acquisition of Salient Systems, Inc.

On September 30, 2004, we completed the merger with Salient Systems, Inc. (Salient Systems) whereby we acquired 100% of the outstanding shares of Salient Systems for $12,791,000. The net cash purchase price of $2,411,000 includes the actual purchase price of $12,791,000, plus actual and estimated direct acquisition costs of $453,000, less the issuance of 933,334 shares of common stock with a market value at September 30, 2004 of $7,187,000, less the issuance of promissory notes in the amount of $1,120,000, less $2,526,000 of acquired cash. We feel that this acquisition will strengthen our global footprint in the growing market for Wayside Detection and Operating Asset Data Management systems as well as strengthen our friction management product line so that we can better serve our railway customers. The acquisition of Salient Systems is reflected in our September 30, 2004 condensed consolidated balance sheet. Salient systems is operated under the RMP business unit and all assets and liabilities are included in the RMP segment. Salient Systems’ operating results will begin to be reflected in our consolidated results in the fourth quarter of 2004 and will be included in the RMP segment.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, we accounted for the acquisition using the purchase method of accounting. Accordingly, the assets and liabilities from the acquisition of Salient Systems were adjusted to fair value at the date of the merger. In addition, all identified intangible assets were

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

recorded at fair value and included as part of the net assets acquired. The fair value of intangible assets were determined by an independent appraiser. As a result of the independent valuation, we recorded $13,376,000 of identified intangibles without determinable lives. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and identified intangibles without determinable lives will not be amortized, but will be evaluated for impairment annually. All intangible assets resulting from the acquisition are included in the RMP segment. The purchase price allocations are subject to adjustment and may be modified within one year from the acquisition. Subsequent changes are not expected to have a material effect on our consolidated financial position. The accrued purchase price payable represents the estimated working capital adjustment to be paid in cash and Portec Rail Products, Inc. common stock, in accordance with the terms of the merger agreement. It is anticipated that the working capital adjustment will be paid and additional common stock issued prior to November 30, 2004. The contingent consideration payable represents the excess fair value of net assets acquired over the purchase price. In accordance with the terms of the merger agreement, we may be required to pay additional consideration, in the form of Portec Rail Products, Inc. common stock, based upon the future profitability of Salient Systems. The contingent consideration payable is included in long term liabilities on the condensed consolidated balance sheet.

The following summarizes the estimated fair values at the merger date:

September 30
2004
(In Thousands)
Cash and cash equivalents	$2,526
Accounts receivable, net	1,862
Inventories, net	765
Prepaid expenses and other current assets	52
Property, plant and equipment, net	72
Intangible assets	13,376

Total assets acquired	18,653
Accounts payable	$46
Customer deposits	786
Accrued compensation	22
Other accrued liabilities	376
Purchase price payable	775
Contingent consideration payable	3,404

Total liabilities	5,409

Net assets acquired	$13,244

Pro forma financial information

The following table presents the unaudited pro forma financial information of the Company including Salient Systems for the three months and nine months ended September 30, 2004 and 2003, as if the merger had occurred on January 1, 2003, after giving effect to certain purchase accounting adjustments. The pro forma adjustments include the elimination of certain officers’ salaries, elimination of acquisition related expenses, the recording of a bonus and consulting agreement and related income tax effects. These results are presented for illustrative purposes only and are not necessarily indicative of the actual operating results or financial position that would have occurred if the transaction had been consummated on January 1, 2003.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
	(Dollars in Thousands, Except Earnings Per Share Data)
Pro forma net sales	$19,572	$14,380	$54,182	$47,450
Pro forma net income	1,966	1,173	4,037	3,318
Pro forma net income per basic and diluted share	$.21	$.16	$.42	$.44
Shares used for basic and diluted computation	9,540,780	7,457,669	9,540,780	7,457,669

Note 4: Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for all inventories. Inventory costs include material, labor and manufacturing overhead.

The major components of inventories are as follows:

	September 30	December 31
	2004	2003
	(In Thousands)
Raw materials	$6,169	$5,825
Work in process	638	363
Finished goods	7,727	7,056

	14,534	13,244
Less reserve for slow-moving and obsolete inventory	322	276

Net inventory	$14,212	$12,968

Note 5: Long-Term Debt

Long-term debt consists of the following:

	September 30	December 31
	2004	2003
	(In Thousands)
Senior Credit Facility:
Revolving credit facility	$—	$5,510
Term loan	—	1,225
2002 Term loan	—	625
Salient acquisition notes payable	1,120	—
Revolving credit facility (Canada)	—	811
Term loan (United Kingdom)	304	338
Property loan (United Kingdom)	148	199
Quodeck acquisition loan (United Kingdom)	347	474
Overdraft credit facility (United Kingdom)	—	—
Boone County Bank, Inc. (related party)	—	73
Capitalized lease obligations	23	16

	1,942	9,271
Less current maturities	319	8,555

	$1,623	$716

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Following our initial public offering, all outstanding loans under our Senior Credit Facility and Boone County Bank, Inc. (related party) were repaid in January 2004.

Under the Senior Credit Facility, we have a secured revolving credit facility with a bank for borrowings to a maximum of $6,250,000. Borrowings under the revolving credit facility can be in an amount up to 80% of the outstanding eligible accounts receivable plus 50% of the aggregate value of eligible inventory. Advances against eligible inventory are limited to $3,750,000. We are required to pay a 0.25% fee on the average daily unused portion of the revolving credit facility. Advances under the revolving credit facility accrue interest, at our option, at the Eurodollar rate plus 1.75% to 2.50% or the financial institution’s prime rate plus 0.00% to 0.50%. The Senior Credit Facility is collateralized by substantially all of our assets in the United States. The Senior Credit Facility contains certain covenants, which require us to maintain leverage ratios, current ratios, fixed charge coverage ratios and minimum amounts of tangible net worth. The Senior Credit Facility further limits capital expenditures, sales of assets, management bonuses, management fees and additional indebtedness. The Senior Credit Facility also restricts the sale of the capital stock of our wholly-owned subsidiaries. Borrowings on the revolving credit facility accrued interest at 4.00% at December 31, 2003. No borrowings were outstanding under the revolving credit facility at September 30, 2004. The revolving credit facility expires on December 31, 2006.

In connection with the acquisition of Salient Systems, Inc., we executed two promissory notes on September 30, 2004 (Salient acquisition notes payable). One promissory note was executed with Harold Harrison, the founder and former President and Chief Executive Officer of Salient Systems. This promissory note, in the aggregate principal amount of $1,064,000 is due to Mr. Harrison in four equal, annual installments of $266,000 beginning January 3, 2006 and ending January 3, 2009. A second promissory note was also executed with Falls River Group, LLC, who acted as a financial advisor to Salient Systems, Inc. This promissory note, in the aggregate principal amount of $56,000 is due to Falls River Group, LLC in four equal, annual installments of $14,000 beginning January 3, 2006 and ending January 3, 2009. The unpaid principal balance of the promissory notes accrue interest at the prime rate as published in the Wall Street Journal. All accrued and unpaid interest is payable annually beginning January 3, 2006. The outstanding balance on the promissory notes accrued interest at 4.75% at September 30, 2004.

Our Canadian subsidiary has a secured revolving demand credit facility with a bank for borrowings to a maximum of 3,750,000 Canadian dollars ($2,973,000). Borrowings under the revolving credit facility can be in an amount up to 80% of the outstanding eligible accounts receivable plus 50% of the aggregate value of eligible inventory. Advances against eligible inventory are limited to 1,875,000 Canadian dollars. The interest rate is the Canadian prime rate plus 1.00%. Borrowings on the revolving line of credit accrued interest at 4.50% at December 31, 2003. No borrowings were outstanding under the revolving line of credit at September 30, 2004. The credit facility is secured by specific pledges of land, building, equipment, accounts receivable and inventory.

Our United Kingdom subsidiary has a £400,000 ($725,000) overdraft facility on its primary bank account with a financial institution in the United Kingdom. The purpose of the overdraft facility is to provide for working capital requirements. The interest rate on the overdraft facility is the financial institution’s base rate plus 1.625%. For any borrowings in excess of £400,000 ($725,000) that the financial institution approves, the interest rate is the financial institution’s base rate plus 6.75%. The United Kingdom loans are collateralized by substantially all of the assets of our United Kingdom subsidiary and its wholly-owned subsidiaries. In addition, the loans contain certain covenants, which require our United Kingdom subsidiary to maintain a minimum tangible net worth, profitability, cash generation and limits additional borrowings. The covenants also restrict any payments of dividends and limit capital expenditures by our United Kingdom subsidiary. No borrowings were outstanding under the overdraft facility at September 30, 2004. The overdraft credit facility expires on March 19, 2005.

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

The components of net periodic pension (benefit) cost of our United States defined benefit pension plan are as follows for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
		(In Thousands)
Service cost	$—	$64	$—	$194
Interest cost	128	189	384	565
Expected return on plan assets	(178)	(292)	(534)	(767)
Amortization of transition and prior service cost	—	1	—	3
Effect of curtailment	—	47	—	47

Pension (benefit) cost	$(50)	$9	$(150)	$42

We previously disclosed in the financials statements for the year ended December 31, 2003, that the required minimum contribution for the United States defined benefit pension plan was approximately $147,000, which was funded in February 2004. We do not anticipate any additional contributions will be made to this pension plan for the remainder of 2004.

The components of net periodic pension cost (benefit) of our United Kingdom defined benefit pension plans are as follows for the three months ended September 30, 2004 and 2003:

	Portec Rail	Conveyors	Portec Rail	Conveyors
	Plan	Plan	Plan	Plan
	2004	2004	2003	2003
		(In Thousands)
Service cost	$—	$—	$103	$—
Less employee contributions	—	—	(29)	—
Interest cost	69	10	183	42
Expected return on plan assets	(69)	(17)	(202)	(54)
Amortization of transition amount	(14)	(2)	(49)	(9)
Amortization of unrecognized loss (gain)	19	(1)	28	(5)

Pension cost (benefit)	$5	$(10)	$34	$(26)

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The components of net periodic pension cost (benefit) of our United Kingdom defined benefit pension plans are as follows for the nine months ended September 30, 2004 and 2003:

	Portec Rail	Conveyors	Portec Rail	Conveyors
	Plan	Plan	Plan	Plan
	2004	2004	2003	2003
		(In Thousands)
Service cost	$28	$—	$103	$—
Less employee contributions	—	—	(29)	—
Interest cost	208	30	183	42
Expected return on plan assets	(215)	(51)	(202)	(54)
Amortization of transition amount	(41)	(8)	(49)	(9)
Amortization of unrecognized loss (gain)	57	(3)	28	(5)

Pension cost (benefit)	$37	$(32)	$34	$(26)

During the third quarter of 2003, the Company recorded the full year net periodic pension cost of approximately $34,000 for the Portec Rail plan and the full year net periodic pension benefit of approximately $26,000 for the Conveyors plan. The impact of this adjustment on the quarterly financial statements for the year ended December 31, 2003 was not material. Future pension plan funding for the United Kingdom defined benefit pension plans will be dependent upon the performance of plan assets. As of September 30, 2004, $29,000 in employer contributions have been made to the Portec Rail plan and no employer contributions were made to the Conveyors plan. For the remainder of 2004, we anticipate making additional contributions of approximately £3,000 ($5,000), plus the payment of certain plan administrative expenses, to the Portec Rail plan. We do not anticipate making any contributions to the Conveyors plan for the remainder of 2004.

Note 7: Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2004 and 2003 is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
		(In Thousands)
Net income	$976	$750	$3,097	$2,860
Minimum pension liability adjustment, net of tax	4	(584)	(20)	(596)
Foreign currency translation adjustments, net of tax	316	11	260	705

Comprehensive income	$1,296	$177	$3,337	$2,969

Note 8: Earnings Per Share

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

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 9: Commitments and Contingencies

Contractual Obligations

The following is a summary of our contractual obligations in the form of leases and debt as of September 30, 2004:

	Three
	Months
	Ending
Contractual Obligations	12/31/2004	2005	2006	2007	2008	Thereafter	Total
	(In thousands)
Long term debt	$77	$308	$513	$334	$334	$353	$1,919
Revolving credit facilities	—	—	—	—	—	—	—
Capital leases and equipment loans	3	9	7	3	1	—	23
Operating leases	218	645	615	479	297	873	3,127

Total contractual obligations	$298	$962	$1,135	$816	$632	$1,226	$5,069

Litigation

We are involved from time to time in lawsuits that arise in the normal course of business. We actively and vigorously defend all lawsuits. We are named with other defendants in an environmental lawsuit. The plaintiff seeks to recover costs, which it has incurred to investigate and remediate its own property as required by the New York State Department of Environmental Conservation (NYSDEC). We have not been named as a liable party by the NYSDEC and believe we have no liability to the plaintiff in the case. We filed a motion of summary judgment seeking a ruling to have us dismissed from the case. On November 6, 2003, a motion of summary judgment was granted and we were dismissed as a defendant from the case. On March 25, 2004, the plaintiff filed a notice of appeal. If the plaintiff prevails on appeal, we may be reinstated as a defendant and ongoing litigation may be protracted, and we will incur additional ongoing legal expenses, which are not estimable at this time.

Note 10: Segment Information

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

The acquisition of Salient Systems is reflected in our September 30, 2004 condensed consolidated balance sheet. Salient Systems is operated under the direction of the RMP business unit and all assets and liabilities are included in the RMP segment. Salient Systems’ operating results will begin to be reflected in our consolidated results in the fourth quarter of 2004 and will be included in the RMP segment.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
		(In Thousands)
External Sales
RMP	$8,177	$6,584	$24,497	$20,366
SSD	1,430	778	3,367	3,687
Canada	3,299	2,600	12,003	10,216
United Kingdom	4,117	2,949	10,862	10,468

Total	$17,023	$12,911	$50,729	$44,737

Intersegment Sales
RMP	$369	$337	$1,134	$1,298
SSD	—	—	—	—
Canada	722	613	1,618	1,507
United Kingdom	4	18	31	51

Total	$1,095	$968	$2,783	$2,856

Total Sales
RMP	$8,546	$6,921	$25,631	$21,664
SSD	1,430	778	3,367	3,687
Canada	4,021	3,213	13,621	11,723
United Kingdom	4,121	2,967	10,893	10,519

Total	$18,118	$13,879	$53,512	$47,593

Operating Income (Loss)
RMP	$1,017	$751	$3,354	$2,782
SSD	220	43	437	488
Canada	255	503	1,472	1,635
United Kingdom	343	194	508	836
Corporate	(330)	(319)	(1,112)	(880)

Total	1,505	1,172	4,659	4,861
Interest Expense	20	77	91	278
Other (Income) Expense, net	(9)	(61)	(42)	48

Income Before Income Taxes	$1,494	$1,156	$4,610	$4,535

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
		(In Thousands)
Depreciation and Amortization
RMP	$178	$153	$496	$462
SSD	3	3	9	9
Canada	88	78	249	227
United Kingdom	122	106	363	335
Corporate	1	1	3	3

Total	$392	$341	$1,120	$1,036

Capital Expenditures
RMP	$95	$91	$330	$342
SSD	23	—	25	28
Canada	380	2	414	64
United Kingdom	10	13	64	68
Corporate	6	—	6	—

Total	$514	$106	$839	$502

	September 30	December 31
	2004	2003
Total Assets
RMP	$37,129	$17,462
SSD	1,880	1,525
Canada	11,360	10,194
United Kingdom	10,110	9,577
Corporate	5,126	1,629

Total	$65,605	$40,387

Note 11: Subsequent Events

On October 4, 2004, we terminated our Senior Credit Facility and entered into a new Revolving Credit Facility with our United States bank for secured borrowings to a maximum of $8,500,000. We entered into this new Revolving Credit Facility to provide us with increased borrowing capacity to help fund future acquisition opportunities, working capital requirements and capital expenditures, as well as eliminate certain covenant requirements that were imposed on us under the pre-existing Senior Credit Facility. Borrowings under the Revolving Credit Facility can be in an amount up to 80% of the outstanding eligible accounts receivable plus 50% of the aggregate value of eligible inventory. Advances against eligible inventory are limited to $4,250,000. We are required to pay a 0.20% fee on the average daily unused portion of the Revolving Credit Facility. Advances under the Revolving Credit Facility accrue interest at the Eurodollar rate plus 1.50% to 1.75%. The Revolving Credit Facility is collateralized primarily by accounts receivable and inventory levels in the United States. The Revolving Credit Facility contains certain covenants, which require us to maintain leverage ratios. The Revolving Credit Facility expires on September 30, 2007.

On November 1, 2004, we entered into a definitive merger agreement with Kelsan Technologies Corp. (Kelsan) whereby we will purchase 100% of the outstanding shares of Kelsan. The all cash acquisition price is $20.0 million (Canadian currency) or approximately $16.4 million U.S. and is subject to a working capital adjustment at closing. It is anticipated that the entire acquisition price will be funded through a term loan with a Canadian financial institution. The merger agreement has been approved by the Board of Directors of both companies and is subject to approval by the Kelsan shareholders. It is anticipated that the transaction will close in late November or early December.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the condensed consolidated financial statements of Portec Rail Products, Inc. and the related notes beginning on page 3. Unless otherwise specified, any reference to the “three months ended” or “nine months ended” is to the three or nine months ended September 30. Additionally, when used in this Form 10-Q, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Portec Rail Products, Inc. and its business segments.

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

Overview

     In the United States, Canada and the United Kingdom, we are a manufacturer, supplier and distributor of a broad range of rail products, including rail joints, rail anchors, rail spikes, railway friction management systems and products, railway wayside data collection and data management systems and securement devices. End users of our rail products include Class I railroads, short-line and regional railroads and transit systems. Our three North American business segments along with the rail division of our United Kingdom business segment serve these end users. In addition, our United Kingdom business segment also manufactures and supplies material handling products primarily to end users within the United Kingdom. These products include overhead and floor conveyor systems, racking systems and mezzanine flooring systems. The end users of our material handling products are primarily in the manufacturing, distribution, garment and food industries.

Results of Operations

Three Months Ended September 30, 2004 compared to Three Months Ended September 30, 2003

     Net Sales. Net sales increased to $17.0 million for the three months ended September 30, 2004, an increase of $4.1 million or 31.8%, from $12.9 million for the comparable period in the prior year. The increase in net sales is attributable to increased sales of $1.6 million at RMP, $1.2 million at our United Kingdom operation, $699,000 at our Canadian operation and $652,000 at SSD. The increase in sales at RMP is primarily due to increases in sales of our rail joints and related products, as our larger customers continue to increase spending for these products. The increase in sales at our United Kingdom operation is attributable to sales volume increases of $743,000 due to increased customer demand for our material handling products, along with a favorable foreign currency translation of approximately $425,000. The increased sales at our Canadian operation are primarily due to sales volume increases of $551,000 resulting from increased customer demand for our rail anchors and spikes, along with a favorable foreign currency translation of approximately $148,000. The increase in sales at SSD is attributable to an increase in sales of strap securement systems resulting from increased customer demand for these products and an improved freight car market.

     Gross Profit. Gross profit increased to $4.5 million for the three months ended September 30, 2004, an increase of $634,000 or 16.5%, from $3.9 million for the comparable period in the prior year. The gross profit increase is due to increased gross profit of $338,000 at RMP, $233,000 at SSD and $149,000 at our United Kingdom operation due primarily to the increased sales volumes, along with favorable foreign currency translation of British pounds sterling and Canadian dollars into U.S. dollars of approximately $148,000. These increases in gross profit were partially offset by a decrease in gross profit of $234,000 at our Canadian operation, primarily due to higher raw material costs on our rail anchor and spike product lines as a result of steel surcharges. These steel surcharges are being passed through to our customers without adding margin to the sales price. Due to the timing of passing these increases onto our customers, our gross profit, primarily at our Canadian operation, has been negatively impacted during the third quarter of 2004.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2004 increased by $305,000 or 11.5% to $3.0 million from $2.7 million during the comparable period in the prior year. This increase is primarily attributable to increased expenses at RMP of $72,000 and SSD of $58,000, primarily resulting from employee additions and general salary and benefit increases. In addition, unfavorable foreign currency translation of British pounds sterling and Canadian dollars into U.S. dollars increased these expenses by approximately $100,000 during the third quarter of 2004.

     Interest Expense. Interest expense decreased to $20,000 for the three months ended September 30, 2004, a decrease of $57,000 or 74.0%, from $77,000 for the comparable period in the prior year, primarily due to reduced debt levels. Net proceeds from our initial public offering of common stock in January 2004 were used to repay outstanding domestic indebtedness of approximately $7.3 million in January 2004. Total long-term debt decreased to $1.9 million at September 30, 2004, from $8.8 million at September 30, 2003.

     Provision for Income Taxes. Provision for income taxes increased to $518,000 for the three months ended September 30, 2004, from $406,000 for the comparable period in the prior year. The effective tax rates on reported taxable income were 34.7% and 35.1% for the three months ended September 30, 2004 and 2003, respectively. Our consolidated tax rate for the three months ended September 30, 2004 was reduced due to research and development tax credits received by our Canadian operation.

     Net Income. Net income increased to $976,000 for the three months ended September 30, 2004, an increase of $226,000 or 30.1%, from $750,000 for the comparable period in the prior year for the reasons set forth above. Our basic and diluted net income per share remained unchanged at $.11 for the three months ended September 30, 2004 and 2003, on average basic and diluted shares of 8,711,150 and on average basic and diluted shares of 6,524,335, for the respective periods.

Nine Months Ended September 30, 2004 compared to Nine Months Ended September 30, 2003

     Net Sales. Net sales increased to $50.7 million for the nine months ended September 30, 2004, an increase of $6.0 million or 13.4%, from $44.7 million for the comparable period in the prior year. The increase in net sales is attributable to increased sales of $4.1 million at RMP, $1.8 million at our Canadian operation and $394,000 at our United Kingdom operation, partially offset by decreased sales of $320,000 at SSD. The increase in sales at RMP is primarily due to increases in sales of our rail joints and related products and our friction management products and services, as we have seen greater spending by our larger customers on both of these product lines. The increase in sales at our Canadian operation is attributable to sales volume increases of $1.0 million due to increased customer demand for rail anchors and spikes, along with a favorable foreign currency translation of Canadian dollars to U.S. dollars of approximately $760,000. The increase in sales at our United Kingdom operation is attributable to a favorable foreign currency translation of approximately $1.2 million, partially offset by a sales volume decrease of approximately $839,000. This sales volume decrease is primarily due to decreased demand for our friction management products and services, as a result of our largest customer, Network Rail, undergoing a significant reorganization, which negatively impacted rail sales. The decrease in sales at SSD is primarily due to lower customer demand for our heavy-duty load securement systems, partially offset by increased customer demand for our strap securement systems.

     Gross Profit. Gross profit increased to $13.8 million for the nine months ended September 30, 2004, an increase of $805,000 or 6.2%, from $13.0 million for the comparable period in the prior year. The increase in gross profit is primarily due to increased gross profit at RMP of $781,000, due primarily to increased sales volume of our rail joints and related products and our friction management products and services. In addition, a favorable foreign currency translation of British pounds sterling and Canadian dollars into U.S. dollars of approximately $352,000 and $167,000, respectively, has increased gross profit in the current period. These increases in gross profit were partially offset by a decrease in gross profit of $346,000 at our United Kingdom operation, due primarily to decreased sales volume of our friction management products and services, and a decrease in gross profit of $173,000 at our Canadian operation, due primarily to higher raw material costs on our rail anchor and spike product lines as a result of steel surcharges. These steel surcharges are being passed through to our customers without adding margin to the sales price. Due to the timing of passing these increases onto our customers, our gross profit, primarily at our Canadian operation, has been negatively impacted during the third quarter of 2004.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2004 increased by $1.0 million or 12.6% to $9.1 million from $8.1 million during the comparable period in the prior year. This increase is partially due to unfavorable foreign currency translation of British pounds sterling and Canadian dollars into U.S. dollars of approximately $364,000 in the current period. In addition, Corporate shared service expenses have increased $232,000 in the current period, primarily due to higher legal and professional fees and director and officer insurance costs as a result of becoming a public company. Also, increased expenses at RMP of $209,000, our Canadian operation of $82,000 and SSD of $77,000 are primarily attributable to increased salaries, fringe benefit costs and employee additions.

     Interest Expense. Interest expense decreased to $91,000 for the nine months ended September 30, 2004, a decrease of $187,000 or 67.3%, from $278,000 for the comparable period in the prior year, primarily due to reduced debt levels. Net proceeds from our initial public offering of common stock in January 2004 were used to repay outstanding domestic indebtedness of approximately $7.3 million in January 2004. Total long-term debt decreased to $1.9 million at September 30, 2004, from $8.8 million at September 30, 2003.

     Provision for Income Taxes. Provision for income taxes decreased to $1.5 million for the nine months ended September 30, 2004, from $1.7 million for the comparable period in the prior year. The effective tax rates on reported taxable income were 32.8% and 36.9% for the nine months ended September 30, 2004 and 2003, respectively. Our consolidated tax rate for the nine months ended September 30, 2004 was reduced due to research and development tax credits received by our Canadian operation and lower taxes on foreign source income.

     Net Income. Net income increased to $3.1 million for the nine months ended September 30, 2004, an increase of $237,000 or 8.3%, from $2.9 million for the comparable period in the prior year for the reasons set forth above. Our basic and diluted net income per share decreased to $.36 for the nine months ended September 30, 2004 on average basic and diluted shares of 8,711,150, from $.44 for the comparable period in the prior year on average basic and diluted shares of 6,524,335.

Business Segment Review

     Our operations are organized into four business segments consisting of the Railway Maintenance Products Division (“RMP”), the Shipping Systems Division (“SSD”), Portec, Rail Products Ltd. (“Canada”) and Portec Rail Products (UK) Ltd. (“United Kingdom”), along with a corporate functional shared service. The presentation of segment information reflects the manner in which we organize and manage segments by geographic areas for making operating decisions, assessing performance and allocating resources. Intersegment sales do not have an impact on our consolidated financial condition or results of operations. The acquisition of Salient Systems is reflected in our September 30, 2004 condensed consolidated balance sheet. Salient Systems is operated under the RMP business unit and all assets and liabilities are included in the RMP segment. Salient Systems’ operating results will begin to be reflected in our consolidated results in the fourth quarter of 2004 and will be included in the RMP segment.

     Railway Maintenance Products Division – “RMP”. RMP manufactures and assembles track components and related products, friction management products, wayside data collection and data management systems and provides services to railroads, transit systems and railroad contractors. We are also a distributor and reseller of purchased track components, lubricants and friction modifiers manufactured by third parties. Our manufactured and assembled track component and friction management products consist primarily of standard and insulated rail joints and friction management systems. Our purchased and distributed products consist primarily of various lubricants and friction modifiers.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
		(In thousands)
External sales	$8,177	$6,584	$24,497	$20,366
Intersegment sales	369	337	1,134	1,298
Operating income	1,017	751	3,354	2,782
Sales by product line(1)
Rail joints and related products	$4,889	$3,160	$13,902	$11,199
Friction management products and services	3,264	3,351	10,680	9,297
Other products and services	393	410	1,049	1,168

Total product and service sales	$8,546	$6,921	$25,631	$21,664

(1)	Includes intersegment sales.

     For the three months ended September 30, 2004, RMP’s external sales of $8.2 million increased by $1.6 million or 24.2%, from $6.6 million during the same period in 2003. The increase in external sales is primarily due to increased customer demand during the current period for our rail joints and related products, while sales of our higher margin friction management products and services experienced a slight decrease. Operating income for the three months ended September 30, 2004 increased to $1.0 million from $751,000 for the same period in 2003, an increase of $266,000 or 35.4%. This increase is primarily due to increased gross profit on the additional sales volume, partially offset by increased selling, general and administrative expenses resulting from employee additions and general salary and benefit increases.

     For the nine months ended September 30, 2004, RMP’s external sales of $24.5 million increased by $4.1 million or 20.3%, from $20.4 million during the same period in 2003. The increase in external sales is primarily due to increases in sales of our rail joints and related products and our friction management products and services, as we have seen greater spending by our larger customers on these product lines. Operating income for the nine months ended September 30, 2004 increased to $3.4 million from $2.8 million for the same period in 2003, an increase of $572,000 or 20.6%, primarily due to increased gross profit on the additional sales volume, partially offset by increased selling, general and administrative expenses resulting from employee additions and general salary and benefit increases.

     Shipping Systems Division – “SSD”. SSD engineers and sells load securement systems to the railroad freight car market. These systems are used to secure a wide variety of products and lading onto freight cars.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
		(In thousands)
External sales	$1,430	$778	$3,367	$3,687
Intersegment sales	—	—	—	—
Operating income	220	43	437	488
Sales by product line(1)
Heavy duty load securement systems	$322	$405	$1,086	$2,170
Strap securement systems	950	78	1,559	554
All other load securement systems	158	295	722	963

Total product and service sales	$1,430	$778	$3,367	$3,687

(1)	Includes intersegment sales.

     For the three months ended September 30, 2004, SSD’s external sales of $1.4 million increased by $652,000 or 83.8% from $778,000 during the same period in 2003. This increase in external sales is primarily due to an increase in sales of our strap securement systems resulting from increased customer demand for these products and an improved freight car market. Operating income for the three months ended September 30, 2004 increased to $220,000 from $43,000 during the same period in 2003, an increase of $177,000. The increase in operating income is due to an increase in gross profit, resulting primarily from increased sales volume, partially offset by increased selling, general and administrative expenses resulting from general increases in certain other selling and administrative expenses.

     For the nine months ended September 30, 2004, SSD’s external sales decreased by $320,000 or 8.7%, to $3.4 million from $3.7 million during the same period in 2003. This decrease is primarily due to lower customer demand for our heavy-duty load securement systems, partially offset by increased customer demand for our strap securement systems. Operating income for the nine months ended September 30, 2004 decreased by $51,000 or 10.5% to $437,000 from $488,000 during the same period in 2003. The decrease in operating income is primarily due to increased selling, general and administrative expenses resulting from general increases in certain other selling and administrative expenses, partially offset by an increase in gross profit resulting from increased sales volume of higher margin products.

     Portec, Rail Products Ltd. – “Canada”. At our Canadian operation, we manufacture rail anchors and rail spikes and assemble friction management products primarily for the two largest Canadian railroads. Rail anchors and spikes are devices to secure rails to the ties to restrain the movement of the rail tracks.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
		(In thousands)
External sales	$3,299	$2,600	$12,003	$10,216
Intersegment sales	722	613	1,618	1,507
Operating income	255	503	1,472	1,635
Average translation rate of Canadian dollar to United States dollar	0.7634	0.7292	0.7536	0.7059
Sales by product line(1)
Rail anchors and spikes	$3,012	$2,100	$10,241	$8,534
Friction management products and services	858	988	2,879	2,790
Other products and services	151	125	501	399

Total product and service sales	$4,021	$3,213	$13,621	$11,723

(1)	Includes intersegment sales.

     For the three months ended September 30, 2004, Canada’s external sales of $3.3 million increased by $699,000 or 26.9%, from $2.6 million during the same period in 2003. The increase in external sales is primarily attributable to sales volume increases of $551,000 resulting from increased customer demand for rail anchors and spikes, along with a favorable foreign currency translation of Canadian dollars to U.S. dollars of approximately $148,000. Operating income for the three months ended September 30, 2004 decreased by $248,000 or 49.3% to $255,000 from $503,000 during the same period in 2003. The decrease in operating income is primarily due to higher raw material costs on our rail anchor and spike product lines as a result of steel surcharges. These steel surcharges are being passed through to our customers without adding margin to the sales price. Due to the timing of passing these increases onto our customers, our gross profit has been negatively impacted primarily during the third quarter of 2004.

     For the nine months ended September 30, 2004, Canada’s external sales of $12.0 million increased by $1.8 million or 17.5%, from $10.2 million during the same period in 2003. The increase in external sales is attributable to sales volume increases of $1.0 million due to increased demand for rail anchors and spikes, along with a favorable foreign currency translation of Canadian dollars to U.S. dollars of approximately $760,000. Operating income for the nine months ended September 30, 2004 decreased by $163,000 or 10.0% to $1.5 million from $1.6 million during the same period in 2003. This decrease in operating income is primarily due to higher raw material costs on our rail anchor and spike product lines as a result of steel surcharges. These steel surcharges are being passed through to our customers without adding margin to the sales price. Due to the timing of passing these increases onto our customers, our gross profit has been negatively impacted primarily during the third quarter of 2004. In addition, increased selling, general and administrative expenses for certain other administrative costs have also negatively impacted operating income. These decreases in operating income are being partially offset by a favorable foreign currency translation of Canadian dollars to U.S. dollars of approximately $93,000.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
		(In thousands)
External sales	$4,117	$2,949	$10,862	$10,468
Intersegment sales	4	18	31	51
Operating income	343	194	508	836
Average translation rate of British pound sterling to United States dollar	1.8137	1.6265	1.8225	1.6157
Sales by product line(1)
Material handling products sales	$2,839	$1,672	$7,507	$6,501
Friction management products and services	1,282	1,295	3,386	4,018

Total product sales	$4,121	$2,967	$10,893	$10,519

(1)	Includes intersegment sales.

     For the three months ended September 30, 2004, United Kingdom’s external sales of $4.1 million increased by $1.2 million or 39.6%, from $2.9 million during the same period in 2003. The increase in external sales is attributable to sales volume increases of $743,000 due to increased customer demand for our material handling products, along with a favorable foreign currency translation of approximately $425,000. Operating income for the three months ended September 30, 2004 increased to $343,000 from $194,000 during the same period in 2003, an increase of $149,000 or 76.8%. The increase in operating income is primarily due to increased gross profit on higher sales volume of our material handling products.

     For the nine months ended September 30, 2004, United Kingdom’s external sales of $10.9 million increased by $394,000 or 3.8%, from $10.5 million during the same period in 2003. This increase in external sales is attributable to a favorable foreign currency translation of approximately $1.2 million, partially offset by a sales volume decrease of approximately $839,000. The sales volume decrease is primarily due to decreased demand for friction management products and services, as a result of our largest customer, Network Rail, undergoing a significant reorganization, which negatively impacted rail sales. Operating income for the nine months ended September 30, 2004 decreased by $328,000 or 39.2% to $508,000 from $836,000 during the same period in 2003. This decrease is primarily due to decreased gross profit on the lower sales volume of our friction management products and services.

Liquidity and Capital Resources

     Our cash flow from operations is the primary source of financing for internal growth, capital expenditures, repayments of long-term contractual obligations, dividends to our shareholders, and other commercial commitments. The most significant risk associated with our ability to generate sufficient cash flow from operations is the overall level of demand for our products. In addition, we have cash invested in short-term government money market funds of approximately $3.6 million at September 30, 2004, primarily as a result of our initial public offering and subsequent underwritten over-allotment exercise. Also, we have another $3.5 million of cash and cash equivalents, primarily due to $2.5 million of cash acquired in the Salient Systems acquisition on September 30, 2004 and operating cash at our foreign subsidiaries. We may use this cash for acquisitions, product line expansions, and other general corporate purposes. We believe we can manage our working capital and control costs to meet our cash flow needs for the next twelve months to meet our growth objectives. In addition to cash generated from operations, we have revolving and overdraft credit facilities in place to support the working capital needs of each of our business segments. Also, we have a commitment from a Canadian financial institution for the funding of the Kelsan Technologies Corp. acquisition. It is anticipated that this acquisition will be funded entirely by a 7 year term loan that will contain certain financial and negative covenants and will have a floating interest rate. The detailed terms of this facility have not been finalized. We believe that cash flow from operations and the ability to borrow additional cash under our credit and overdraft facilities along with the remaining proceeds from our initial public offering will be sufficient to meet our cash flow requirements over the next twelve months.

     Cash Flow Analysis. During the nine months ended September 30, 2004, we generated $1.7 million in cash flow from operations compared to $1.3 million during the same 2003 period. The primary reasons for this increase of $346,000 in cash generated from operations are related to timing differences in operating assets and liabilities, along with an increase in income. Accounts receivable balances increased $2.3 million due to higher sales volumes at RMP, SSD, Canada and the UK during the third quarter of 2004. For the nine months ended September 30, 2003, inventory levels increased as the result of a labor stoppage at our primary steel supplier that significantly reduced our inventory levels at our Canadian operation in late 2002. The inventory level was restored to normal levels throughout 2003.

     Net cash used in investing activities was $3.2 million for the nine months ended September 30, 2004, compared to $486,000 during the same period in 2003. On September 30, 2004 we completed our acquisition of Salient Systems, which resulted in net cash used of $2.4 million (see Note 3 in the notes to the condensed consolidated financial statements). In addition, in July 2004, we exercised our purchase option on the lease for our spike product line manufacturing equipment at our Canadian operation in the amount of $500,000 Canadian dollars (approximately $373,000). We estimate 2004 total capital expenditures to approximate $900,000 to $1,100,000, which will be used to upgrade our machinery and equipment, support new strategic initiatives or develop new products. The majority of our capital spending is discretionary. We believe that the overall level of capital spending for our business segments is sufficient to remain competitive.

     Net cash provided by financing activities was $8.2 million for the nine months ended September 30, 2004, compared to $1.3 million of cash used in financing activities during the same period in 2003. The increase in cash provided by financing activities during 2004 is primarily due to the net proceeds received from our initial public offering of common stock in January 2004, and subsequent exercising of an over-allotment option by the underwriter, which provided approximately $18.0 million in net proceeds. These net proceeds were used to repay short and long-term debt obligations of approximately $7.3 million during January 2004. Also, cash dividends of $1.3 million were paid during the nine months ended September 30, 2004.

Financial Condition

     At September 30, 2004, total assets were $65.6 million, an increase of $25.2 million or 62.4%, from December 31, 2003. The increase at September 30, 2004 is primarily due to $16.2 million of assets acquired, net of cash of $2.5 million, in the Salient Systems acquisition (see Note 3 in the notes to the condensed consolidated financial statements) and an increase of $6.7 million in cash, primarily due to the remaining proceeds from the initial public offering. Additionally, an increase of $2.3 million in accounts receivable at September 30, 2004 is primarily due to an increase in sales volume at RMP, Canada and the UK for the three months ended September 30, 2004. At September 30, 2004, net working capital (defined as current assets minus current liabilities) was $24.2 million, an increase of $18.0 million or 290%, from $6.2 million at December 31, 2003. The increase in working capital at September 30, 2004 is primarily due to the cash proceeds from the initial public offering and the repayment of certain indebtedness during the first quarter of 2004, along with an increase in working capital resulting from the Salient Systems acquisition and an overall increase in accounts receivable levels due to higher sales volumes.

     The products we manufacture and sell, such as our joint bars, rail anchors and rail spikes, require steel as a major element in the production process. During first nine months of 2004, worldwide steel scrap prices have increased resulting in surcharges being added to our overall raw material costs. As a result, these steel surcharges increased our raw material costs. We are continuing to work with our customers on the overall absorption of these higher raw material costs. While these higher material costs have had some negative impact on our financial results during the three and nine months ended September 30, 2004, we believe the impact of the higher material costs have not had a material impact on our overall financial results for the nine months ended September 30, 2004, as we have been successful in passing through the steel surcharges on to most of our customers. However, if a prolonged increase in steel prices should continue and we are not able to pass these increases on to our customers, our future earnings may continue to be negatively impacted.

     In addition, our largest rail customer in the United Kingdom, Network Rail, has undertaken a significant restructuring program. According to published reports, Network Rail plans to take direct control over all of its track maintenance work, which was previously handled by third party maintenance contractors. As a result of this restructuring program, we have experienced lower demand for our rail products during the end of 2003 and first quarter of 2004 at our United Kingdom operation. Demand for our rail products began to improve during the second quarter of 2004 and continued at this pace throughout the third quarter of 2004. We believe that the demand for our products by Network Rail will remain at this level or improve as their restructuring program nears its completion; however, if demand for our products does not remain at this level or improve, our future earnings could be negatively impacted.

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

     In addition, we are exposed to foreign currency translation fluctuations with our two international operations. We do not have any foreign exchange derivative contracts to hedge against foreign currency exposures. Therefore, we are exposed to the related effects when foreign currency exchange rates fluctuate. If the U.S. dollar strengthens against the Canadian dollar and/or the British pound sterling, the translation rate for these foreign currencies will decrease, which will have a negative impact on our operating income. For example, for the three and nine months ended September 30, 2004, for every 1/100 change in the exchange rate of the Canadian dollar to the U.S. dollar, our Canadian operation’s operating income would have changed by approximately $3,300 and $19,500, respectively. Further, for every 1/100 change in the exchange rate of the British pound sterling to the U.S. dollar, the impact on operating income for our United Kingdom operation for the three and nine months ended September 30, 2004 would have been approximately $1,900 and $2,800, respectively. Foreign currency translation fluctuations have no impact on cash flows as long as we continue to reinvest any profits back into the respective foreign operations.

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

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

     As of September 30, 2004, the net proceeds of the offering were used as follows: $7,313,000 was used to repay indebtedness; $4,484,000 was used for the acquisition of Salient Systems; $1,855,000 was used for working capital; and $4,320,000 was used for temporary investments, consisting of short-term government money market funds and cash. The repayment of debt included a payment of $73,000 to pay off our outstanding loan balance to Boone County Bank, Inc. Marshall T. Reynolds, our chairman of the board, may be deemed an associate of Boone County Bank, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTEC RAIL PRODUCTS, INC.

Date: November 15, 2004	By:	/s/ John S. Cooper

John S. Cooper, Chief Executive
Officer and President

Date: November 15, 2004	By:	/s/ Michael D. Bornak

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