Form 10-K
period 2004-12-31
PORTEC RAIL PRODUCTS INC
filed 2005-03-29
CIK 1263074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

Common Stock, par value $1.00 per share

(Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑  NO ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☐  NO ☑

     As of June 30, 2004, the aggregate market value of the registrant’s common stock held by non-affiliates based upon the closing price of $7.94 was $33.2 million.

     As of March 15, 2005, there were 9,601,779 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Parts III and IV.

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

PART I

ITEM 1.     BUSINESS

Overview

     Portec Rail Products, Inc. (sometimes herein referred to as “we,” the “Company,” or “Portec Rail Products”) was incorporated in West Virginia in 1997. We manufacture, supply and distribute a broad range of railroad products, including rail joints, rail anchors, rail spikes, railway friction management products, railway wayside data collection and data management systems and freight car securement devices. We also manufacture material handling equipment through our United Kingdom operation. We serve both the domestic and international markets. We and our predecessors have served the railroad industry since 1906. In 1997, a group of private investors including several senior executives of Portec, Inc., our predecessor company, purchased the rail-related assets and selected material handling assets of, and assumed certain liabilities of, Portec, Inc.

We operate through four global business segments consisting of Railway Maintenance Products Division (“RMP”), Shipping Systems Division (“SSD”), 3094497 Nova Scotia Company (“Canada”) and Portec Rail Products (UK) Ltd. (“United Kingdom”). The presentation of segment information reflects the manner in which we organize and manage our segments by geographic areas for making operating decisions, assessing performance and allocating resources. Sales and operating income by segment are presented in Management’s Discussion and Analysis set forth in Item 7 in this annual report on Form 10-K and Note 14 “Segments, Geographic and Major Customer Financial Information” of our consolidated financial statements set forth in Item 8 in this annual report on Form 10-K.

Our corporate headquarters is located at 900 Old Freeport Road, Pittsburgh, Pennsylvania. Our telephone number is (412) 782-6000.

Railway Maintenance Products Division – “RMP”

     In our RMP business segment, our largest overall business segment, we provide track components and friction management products and services to railroads, transit systems, and railroad contractors from our manufacturing and assembly plant located in Huntington, West Virginia. In addition, RMP’s newly acquired wholly-owned subsidiary, Salient Systems, Inc (Salient Systems), also provides our railroad customers with railway wayside detection and operating asset data management systems from its engineering and assembly operation in Dublin, Ohio. We will continue to operate and sell this product line under the Salient Systems name. Approximately 90% to 95% of our sales from this entire business segment are to our United States and Canadian customers while 5% to 10% of our sales from this segment are to other customers. RMP’s administrative functions such as customer service, engineering, purchasing and accounting are conducted in Pittsburgh, Pennsylvania in the same office location as the corporate headquarters.

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

     Friction Management Products and Services. As the North American market leader, our friction management products and services improve train-operating efficiency and reduce track stresses and related maintenance costs for our customers. Friction management or rail lubrication involves placing a film of grease or other lubricant between the flanges of locomotive or railcar wheels and the inside of the rail head (the gauge face). Our friction modifiers are applied to the top-of-rail (the running surface) between the rail head and the tread of the wheel. A friction modifier is designed to reduce friction, but not below the level needed for braking and traction. These products can be applied by a fixed station at the side of the track (wayside application), by a specifically equipped truck as it moves along the rails (hi-rail application), or by units mounted on a locomotive or transit system car (on-board application). The dominant technology is a wayside tank and pump with special distribution bars fastened to the rail. As railroads increase axle loads and utilization of main lines, friction management becomes increasingly important. If done effectively, friction management reduces noise, and may provide large savings to the customer through reduced rail wear, wheel wear, road bed maintenance and reduced fuel consumption. We design, manufacture and sell the equipment for the application of our friction modifiers and various other purchased lubricants.

     Our most advanced electronic wayside friction management system is the Protector® IV which we began producing and selling in August 2000. The Protector® IV is a transit system and freight railroad solution that reduces rail wear, lateral forces and noise, and is now in service in the United States, Canada, Europe and Japan. The Protector® IV is our first wayside system developed to function in the wide array of operating conditions found in all of these diverse markets.

     On November 30, 2004, we purchased Kelsan Technologies Corp. (Kelsan) located in Vancouver, British Columbia, Canada that now provides us the capability to manufacture and sell the friction modifiers that are pumped through both our wayside and top of rail equipment. See “Recent Acquisitions”.

     We believe we now offer our customers the widest choice of railway friction management products and services for most applications and have a significant share of the United States market for railway friction management products.

     Railway Wayside Detection and Operating Asset Data Management Systems. On September 30, 2004, we acquired Salient Systems, Inc., which has been in the railway wayside and operating data management business since 1984. We believe that the acquisition will strengthen our global footprint in the growing market for wayside detection and operating asset data management systems, as well as strengthen our friction management product lines. We believe that the Salient Systems technology will enhance the capabilities of our friction management equipment so that we can continue to provide our customers with improved and cutting edge technology to achieve even greater railroad operating efficiencies.

     Salient Systems designs, manufactures and provides wayside measurement and detection products, services and support for both the domestic and the international railway transportation industry. Salient Systems’ equipment and software are engineered to enhance our rail customers equipment utilization by improving reliability and reducing maintenance expense . We will continue to sell this product line to our customers under the Salient Systems name.

     Salient Systems’ three major product lines fall under its comprehensive set of software and hardware solutions for the global railroad market as its IntelliTrack® technologies.

  Wayside Data Collection Systems. The wayside data collection systems focus on the health of rolling stock:

•	Wheel Impact Load Detector — Continually monitors locomotive and rail car wheel health by measuring and reporting the impact loads from moving trains allowing for the targeted removal of defective wheels from service.

•	Hunting Truck Detector — Provides alarms for excessive lateral forces caused by hunting trucks before they significantly contribute to the rapid wear of rail and rail cars.

•	Truck Performance Detector — Provides alarms for rail cars whose suspension systems are not tracking properly along curved track due to worn or defective undercarriages.

•	Automatic Vehicle Overload & Imbalance Detector — Provides alarms for overloaded or imbalanced rail cars at track speeds with an additional high speed weigh-in-motion capability.

•	Low Hose Detector — Provides alarms for low or dragging coupling hoses on rail cars by means of an optical sensing approach to minimize false alarms common to mechanically-based systems.

•	StressNet® — A strategic network of proprietary Rail Stress Monitors installed along the rail that routinely measure and record a region’s longitudinal stress and temperature history. The data can then be uploaded for analysis and reporting by the StressNet® Data Management System.

  Database Management Systems. Salient Systems also markets two database management systems that provide extensive trend analysis to proactively identify potential safety problems and optimize maintenance planning:

•	Wheel Data Management System — Presents fleet performance and actionable maintenance information in a customer readable form.

•	StressNet® Data Management System — Provides long-term trend analysis of shifts in neutral rail temperature to reveal track regions increasingly at risk of rail buckling or pull-aparts.

  Rail Friction Management Systems. The rail industry recognizes the benefits of proper system-wide lubrication and the effects of poor or improper lubrication on fuel consumption, rail wear and noise. Salient Systems’ product line includes two tribometer products to assist in rail friction management that we will now utilize as part of our approach of providing a total solution to a customer’s friction management problem:

•	High Speed TriboRailer® — A lightweight, automated high speed tribometer that provides complete system-wide lubrication analysis of both rails simultaneously with minimal service disruption.

•	Portable Tribometer — An effective, user-friendly method to spot-check the coefficient of friction of rail/wheel interfaces and validate the quality of rail lubrication methods.

Shipping Systems Division – “SSD”

     In our SSD segment, we engineer and sell load securement systems to the railroad industry. These systems secure a wide variety of products and lading onto freight cars. Although SSD has some assembly work performed at our RMP division’s Huntington, West Virginia plant, most manufacturing is subcontracted to independent third parties. SSD is headquartered near Chicago, in Oak Brook, Illinois.

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

     During 2004, SSD commercialized the Cushioned Banding Anchor (CBA) for load securement systems used in transporting large diameter gas-line pipe. The CBA was developed in response to the railroads’ need to transport pipe more effectively and safely over long distances. We feel that the product was a success as our customers purchased over 63,000 units, which generated net sales of approximately $1.8 million in 2004.

     SSD continues to work closely with TTX Company and a major rail car builder, Trinity Rail, to promote its patented WinChockTM Securement System for transporting heavy-duty highway truck tractors, fire trucks, school buses, and farm tractors as well as other similar vehicles in fully enclosed railcars.

3094497 Nova Scotia Company, our wholly-owned Canadian subsidiary – “Canada”

     In conjunction with the Kelsan acquisition, we established a new Canadian subsidiary, 3094497 Nova Scotia Company (Nova Scotia) and transferred ownership of Portec, Rail Products Ltd to Nova Scotia. Portec, Rail Products Ltd. is now a wholly-owned indirect Canadian subsidiary and Nova Scotia is our wholly-owned Canadian subsidiary. Nova Scotia was established to provide a legal structure for our Canadian subsidiaries that would provide the most advantageous tax benefits under both Canadian and United States income tax laws.

     From an operations standpoint, in Canada, we produce rail anchors and spikes primarily for the Canadian railroads with some products exported to the United States and other international customers at our manufacturing plant in St. Jean located about 30 miles southeast of Montreal. Rail anchors and rail spikes are devices used to secure rails to ties to restrain the movement of the rail tracks. In addition, our Canadian operation manufactures and sells friction management products out of its headquarter facilities located in Lachine, Quebec, a suburb of Montreal.

     We believe our Montreal operation has been successful over the years in maintaining a dominant market share with the Canadian railroads for our friction management, rail anchor and rail spike product lines. There are two major Canadian transcontinental railroads that we serve, the Canadian Pacific Railway and the Canadian National Railway, and a number of regional railroads.

     In November 2004, we acquired Kelsan Technologies Corp. (Kelsan), a manufacturer of proprietary friction control solutions for the railway industry. The Kelsan acquisition will provide us with the ability to broaden the scope of our railway friction management services and products. Kelsan has two primary product lines, a stick friction modifier and related application system which is utilized for gauge face lubrication and a top of rail liquid friction modifier, Keltrack®. Kelsan’s unique solutions control friction at the wheel/rail interface in order to reduce a railroad’s operating costs while improving performance by extending rail and wheel life, improving fuel efficiency and also reducing noise and lateral forces. Kelsan has a commercially driven research and development team that has generated an ongoing stream of intellectual property while trying to generate a patent wall around its technology. Kelsan also has an established network of agents and distributors throughout the world, in particular Europe and Asia, to supplement its sales team. This network will also be used as a platform to more aggressively promote our friction management equipment product lines into these two key markets, while realizing continuing ongoing sales of the friction modifier solutions being pumped onto the rails through our equipment. See “Recent Acquisitions”.

Portec Rail Products (UK) Ltd., our wholly-owned United Kingdom subsidiary – “United Kingdom”

     In the United Kingdom, we operate and serve customers in two markets. In the rail market, we produce railway lubrication products at our Wrexham, Wales location. Over the past several years, there has been heightened interest at Network Rail, the United Kingdom national railway infrastructure system, in the rail/wheel interface due to several accidents involving broken rail. Proper rail grinding to profile the rail and friction management are seen as preventative measures and this has stimulated additional business for us. We have also recently introduced our Protector® IV system to the United Kingdom operation from North America. We believe that our United Kingdom operation possesses a significant share of the wayside lubrication market in the United Kingdom.

     In the material handling market, we operate and serve our customers primarily from a dedicated material handling operation in Leicester, England although some functions are also performed in Wrexham. At our Leicester operation, we design, manufacture and sell various material handling products, such as overhead and floor conveyors, racking systems and mezzanine flooring systems. Our material handling systems are designed to provide our customers with a total solution to moving their products throughout their factory, offloading their products from trucks and moving their goods in other types of applications.

     In December 2002, we acquired the Quodeck product line from Quodeck Ltd. Quodeck is a line of conveyors, racking systems, mezzanine floor systems and turnkey equipment mainly used in the garment distribution industry. The Quodeck acquisition helped to expand our client base and provided us with new opportunities to serve the warehouse and distribution markets in the United Kingdom.

Alliances

     In recent years, we have created alliances with independent strategic partners within our industry to broaden the scope of our existing friction management products and services we provide our customers. In 2000, we formed an informal alliance of technology companies to enhance friction management solutions for the wheel/rail interface. There are no written agreements among all the members of the alliance, although we have entered into sales representation or distribution agreements with three individual alliance members. Under the Friction Forcesm service marked brand of products and services, the alliance strengthens our market position in lubrication and friction management and enables us to deliver improved solutions with enhanced value to our customers, especially in the area of providing our customers with different types of lubricants. We are the exclusive North American distributor for the SoyTrak™ Rail Curve Lubricant, a biodegradable, environmentally-friendly soy-based lubricant developed and manufactured by Environmental Lubricants Manufacturing, Inc.

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

     United States freight railroads fall into several classifications. “Class I” railroads are defined as those with operating revenue of at least $273 million in 2003. “Regional” railroads are defined as line-haul railroads that operate at least 350 miles of road and/or earned revenue between $40 million and the Class I threshold. Lastly, “Local” railroads include freight railroads, which are not Class I or regional. Local railroads operate less than 350 miles of road and earn less than $40 million annually. Since 1979, consolidation in the railroad industry has resulted in 36 Class I railroads being reduced to seven. In addition, two Canadian railroads and two Mexican railroads have enough revenue that they would be Class I railroads if they were U.S. companies. In particular, several mergers of large U.S. railroads have occurred in the last 15 years. We believe that the improved efficiency and service capabilities of the new larger railroads ultimately tend to boost rail traffic, which is the underlying source of demand for our products.

     The railway industry in North America and worldwide is a capital intensive industry, and our sales activity depends in significant part upon the industry’s capital expenditures for railroad maintenance and for programs designed to increase the efficiency and productivity of rail operations.

Public Offering

     On January 28, 2004, we sold 2,000,000 shares of our common stock at a price of $10 per share in an underwritten initial public offering. Net proceeds were approximately $17.1 million. A portion of the proceeds from this offering was used to repay approximately $7.3 million of outstanding indebtedness. In addition, on February 26, 2004, upon exercise by the underwriter of its option to purchase additional shares to cover over-allotments in the initial public offering, we completed the sale of an additional 95,000 shares of our common stock at a price of $10 per share. Net proceeds from the sale of additional shares were approximately $867,000.

Recent Acquisitions

     On July 20, 2004, we entered into an agreement to acquire 100% of the outstanding common shares of Salient Systems, Inc., a global leader in railway electronic wayside data collection and data management systems, located in Dublin, Ohio. This acquisition was completed on September 30, 2004. Including a working capital adjustment of $758,000 paid in November 2004, Salient Systems was acquired for $13.5 million in a combination of cash and common stock plus direct acquisition costs of $504,000. Goodwill and other intangible assets of approximately $15.1 million were created as part of the acquisition purchase price allocation. Salient Systems currently operates as part of our RMP business segment.

     On November 1, 2004, we entered into an agreement to acquire Kelsan Technologies Corp., a manufacturer of rail lubrication and friction management products, located in Vancouver, Canada. This acquisition was completed on November 30, 2004. Kelsan was acquired for approximately $14.9 million in cash, not including acquisition costs, and was financed entirely by bank financing. Direct acquisition costs amounted to approximately $496,000. Goodwill and other intangible assets of approximately $15.0 million were created as part of the acquisition purchase price allocation. Kelsan is a subsidiary of Portec, Rail Products Ltd. and operates as part of our Canadian business segment.

Business Strategy

     Our business strategy is to (i) increase the market share of our track component products that serve as the foundation for our railway business, (ii) advance the technology and expand the friction management products and services along with our wayside detection and data operating management systems that we offer to railroads and transit system companies in North America while expanding our geographic footprint globally, with a primary focus on Europe and Asia, (iii) increase our offering of products and services to assist businesses in loading, securing and transporting materials on railcars, and (iv) increase sales and profitability of our material handling products.

     We intend to continue to evaluate acquisition opportunities as they arise. To this end, we completed the Salient Systems and Kelsan acquisitions in 2004. These transactions resulted in the acquisition of companies with complementary product lines or that can provide technological enhancements to our current products and which can benefit from utilizing our existing distribution and manufacturing platforms.

Sales and Marketing

     Each of our business units initiate their individual sales programs, which vary due to the different product lines and geographic locations. Our marketing efforts include promoting our business through trade show presentations, through trade magazine advertising and through our website. In addition, our managers and engineers participate in various industry conferences and industry professional organizations to interface with customer engineers and end users of our products. The business units also use an inside sales department to sell small orders and replacement parts and a combination of employee sales managers, third party sales representatives and distributors to call on customer purchasing managers, engineers and operations managers. Internationally, we also utilize a network of agents across Europe and Asia as well as our own in-house sales people to reach our current customers as well as cultivating potential new customers in these areas.

Sources and Availability of Raw Materials and Supplies

     The products we manufacture and sell require a supply of raw materials, including steel and steel fabrications and numerous specialty components, such as pumps, distribution bars and electronic controls. There are at least two suppliers for most components. Inventory levels are continually monitored to ensure adequate supplies are available to meet our production requirements. Periodically, advance purchases are made to avoid possible shortages of material due to capacity limitations of component suppliers and possible price increases. We rely on established relationships with major suppliers to ensure the availability of raw materials and specialty items rather than long term supply contracts.

     Although there are a large number of domestic and foreign suppliers of steel and steel fabricators, our RMP division for many years has relied upon a supply relationship with Steel of West Virginia, Inc. for a substantial amount of its joint bar steel. Joint bar steel is rolled to various profiles and sizes requiring proprietary steel mill rolls that are not easily transferable from mill to mill. Steel of West Virginia, Inc. maintains the rolls for us after we purchase them. Similarly, for the most part, our Montreal operation obtains the bulk of its steel supply for rail spikes and rail anchors from Norambar Inc., but also has a second source for steel from another Canadian supplier. Raw materials for Salient Systems, SSD, Kelsan and United Kingdom are readily available from various suppliers.

     In recent years, substantially all of our domestic requirements for steel were purchased from Steel of West Virginia, Inc. and our Canadian requirements were purchased from Norambar Inc. In 2005, we have arranged to import a small quantity of steel from China. This will provide an additional steel source as we continue to monitor the prices and availability from our domestic steel suppliers. Our goal is to maintain good relationships with our suppliers and we have not experienced any significant interruptions in recent years in the supply of raw materials or specialty components.

Principal Customers

     Our business depends largely upon sales to United States and Canadian railroads and transit systems. For the year ended December 31, 2004, sales to our two largest customers, Canadian Pacific Railway and Canadian National Railway, accounted for approximately 13% and 8% of our total sales, respectively. For the year ended December 31, 2003, sales to Canadian Pacific Railway and Norfolk Southern Railway accounted for approximately 15% and 9% of our total sales, respectively. For additional information on our principal customers, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Business Segment Review.”

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

     The following table sets forth the dollar amount of backlog for each of our business segments at the dates indicated.

	At December 31,
	2004(1) (2)		2003(1) (2)	2002(1)
			(In thousands)
RMP	$6,037	(3)	$3,745	$2,776
SSD	782		415	648
Canada	2,599	(4)	1,546	1,162
United Kingdom	2,037		1,594	1,854

Total backlog	$11,455		$7,300	$6,440

(1)	Includes intra-company backlog amounts.

(2)	During September 2003, we began tracking intra-company backlog separately. At December 31, 2004 and 2003, the total backlog includes approximately $401,000 and $474,000 of intra-company backlog, respectively.

(3)	Includes December 31, 2004 backlog of Salient Systems in the amount of $1,530,000.

(4)	Includes December 31, 2004 backlog of Kelsan in the amount of $75,000.

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

Patents and Trademarks

     We own a number of United States and Canadian patents and trademarks including those acquired with the purchase of Salient Systems and Kelsan in 2004. We have several patents on our friction management products, such as the Protector® IV application system, along with a significant number of patents related to our newly acquired friction modifier product lines at Kelsan, which we believe are of material importance to the business as a whole. We believe that, in the aggregate, our patents and trademarks give us a competitive advantage. We also rely on a combination of trade secrets and other intellectual property laws, non-disclosure agreements and other protective measures to establish and protect our proprietary rights in intellectual property.

Research and Development

     Our research and development programs focus on improving the effectiveness of our existing products and innovating new products and technologies for our customers. During the years ended December 31, 2004, 2003 and 2002, we estimate we spent approximately $1.0 million, $579,000 and $584,000, respectively on these research and development programs.

     The largest portion of our research and development efforts have been devoted to developing friction management products, particularly the Protector® IV electronic lubricator, as well as the associated distribution bars for both gauge face lubrication and top-of-rail friction modifiers. In addition to the wayside Protector® IV system, we have devoted resources to the high-rail spray system for applying friction management products and to a lesser extent investigations into the on-board locomotive mounted spray system. We also have research and development programs for our securement systems products, particularly the WinChock™ securement system. With the acquisition of Salient Systems in 2004, we intend to continue to dedicate resources to bring the Railstress Monitor product line to commercialization during 2005. In addition, we will continue to fund the necessary improvements and technological advancements of Kelsan’s stick lubrication and liquid friction modifier product lines.

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

     We believe we have a dominant share of the wayside rail lubrication market in North America because of our technically advanced lubrication products. At present, we are aware of two companies, Lincoln Industrial Corporation and Queyhead Industries Limited (Queyhead), that are trying to penetrate this market. In addition, we believe that Queyhead is our only competitor for wayside lubrication products in the United Kingdom; however, we believe this competitor has a significantly smaller market share than our United Kingdom business segment.

     We feel that we also possess a dominant share of the rail anchor market in Canada. We believe that Unit Rail Anchor Company, Inc., owned by Amsted Industries Incorporated, is our only major competitor for rail anchors in North America and the dominant supplier of rail anchors in the United States. Because of its high volume and low cost structure, Unit Rail Anchor remains a competitive threat as the North American market leader.

     Through our acquisition of Salient Systems, we also believe that we possess a dominant market share of the Wheel Impact Load Detector and associated wayside detection and operating asset data management systems in North America. Competitive products have been developed in certain markets, notably Australia and South Africa, but, to date, these systems have not yet been effectively marketed outside of their home countries.

     Through our acquisition of Kelsan, we also believe that we possess a dominant market share of the top of rail friction management systems in North America. Kelsan also markets a solid stick lubrication system for gauge face lubrication. Competitive stick lubrication products have been developed in certain market segments, but, to date, these systems have not yet been effectively marketed outside of their home market segments and have not been a competitive threat to Kelsan’s existing business.

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

     We maintain quality assurance programs at all of our locations. The RMP business segment follows the standards of the National Association of Purchasing Managers and the AAR’s M1003 Quality Assurance requirements. Our plant in St. Jean, Quebec, Canada has attained ISO 9001:2000 certification; our plant in Vancouver, British Columbia, Canada has attained ISO 9001:2000 certification; and our United Kingdom locations are certified under ISO 9001:2000.

Employees

     We employed 279 people at December 31, 2004, of which 118 were located in the United States, 97 were located in Canada, 63 were located in the United Kingdom and one person was located in Australia. The acquisition of Salient Systems and Kelsan added 19 and 45 new employees to our company in 2004, respectively. We consider our relationship with our employees to be good. Our employees in the United States, the United Kingdom and our Canadian employees in Vancouver, British Columbia (Kelsan) are not subject to any collective bargaining agreement. Approximately 12% of our employees, all of whom are employed at our Canadian operation near Montreal, are subject to a collective bargaining agreement. This agreement is effective through August 31, 2006.

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

     Web Site Access. Our internet Web site address is www.portecrail.com. We make available, free of charge at this Web site, access to annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8 – K , and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the 1934 Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. Access to reports of beneficial ownership filed pursuant to Section 16(a) of the 1934 Act are also available on our Web site.

ITEM 2.     PROPERTIES

     We conduct our business through our corporate office, which is also one of our business unit offices, five other offices and through our manufacturing facilities. Our offices and manufacturing facilities are suitable and adequate to meet our current and future production requirements. The following table sets forth information about our offices and manufacturing facilities as of December 31, 2004.

Owned or Leased
Corporate Office
900 Old Freeport Road	Leased
Box 38250
Pittsburgh, Pennsylvania 15238-3987

Business Unit Offices
Railway Maintenance Products Division	Leased
900 Old Freeport Road
Box 38250
Pittsburgh, Pennsylvania 15238-3987

Salient Systems, Inc.	Leased
4330 Tuller Road
Dublin, OH 43017-5008 (4)

Shipping Systems Division	Leased
122 West 22nd Street
Oak Brook, Illinois 60523

Portec, Rail Products Ltd.	Leased
2044 32nd Avenue
Lachine, Quebec H8T 3H7 Canada

Kelsan Technologies (Europe) Limited	Leased
Unit 14-G Whitebridge Estate
Stone, Staffordshire, ST15 8LQ
United Kingdom

Manufacturing Facilities
Portec Rail Products, Inc.	Leased
900 Ninth Avenue West
Huntington, West Virginia 25701

Portec, Rail Products Ltd.	Owned
350 Industrial Boulevard
St. Jean, Quebec, J3B 4S6 Canada(1)

Kelsan Technologies Corp.	Leased
1140 West 15th Street
Vancouver, B.C. V7P 1M9 Canada (2)

Portec Rail Products (UK) Ltd.	Owned
Vauxhall Industrial Estate
Ruabon, Wrexham, LL146UY, Wales
United Kingdom(1)(2)

Portec Rail Products (UK) Ltd.	Leased
43 Wenlock Way
Troon Industrial Area
Leicester LE4 9HU
United Kingdom(2)

Additional property
Portec Rail Products, Inc.	Owned
799 Burden Avenue
Troy, New York 12181(3)

(1)	This property is subject to several encumbrances under our credit facilities.

(2)	Serves as a business unit office, in addition to a manufacturing facility.

(3)	Includes a 4.9 acre parcel which includes a dam and reservoir.

(4)	Serves as an assembly facility, in addition to a business unit office.

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

     In September 1999, we filed our answer to Niagara Mohawk’s action, denying responsibility for Niagara Mohawk’s allegations. In November 2001, we filed a motion for summary judgment, seeking to have Portec, Inc. removed as a defendant or, in the alternative, to have the court limit the claims that may be asserted against Portec, Inc. On November 6, 2003, the United States District Court, Northern District of New York granted the summary judgment motion filed on behalf of Portec, Inc., and dismissed all claims and cross-claims against Portec, Inc. Although a number of other defendants were also dismissed on summary judgment, a few were not, and therefore the action is continuing. The summary judgment decision was entered as an amended judgment on March 11, 2004. On March 25, 2004, Niagara Mohawk filed a notice of appeal to the United States Court of Appeals for the Second Circuit. All briefs on appeal were filed in late 2004, but the Second Circuit has not yet scheduled oral argument.

     We believe that Niagara Mohawk’s case against Portec, Inc. is without merit and, therefore, if Niagara Mohawk prevails on appeal we intend to vigorously defend against Niagara Mohawk’s claims. Because Niagara Mohawk is seeking unspecified monetary contribution from the defendants, we are unable to determine, if Niagara Mohawk were to prevail on appeal, the extent to which we would have to make contribution, or whether such contribution would have a material adverse effect on our financial condition or results of operations. However, total clean up costs at the Troy Water Street site are expected to be substantial and may approach $50 million. If liability for a portion of these costs is attributed to us, such liability could be material. Furthermore, if Niagara Mohawk wins on appeal, ongoing litigation may be protracted, and legal expenses may be material to our results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the year ended December 31, 2004 to a vote of security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Portec Rail Products, Inc. common stock is currently listed on the Nasdaq National Market under the symbol “PRPX.” Trading in the Company’s common stock on the Nasdaq National Market commenced on January 23, 2004.

     As of March 15, 2005, there were 9,601,779 shares of Portec Rail Products, Inc. common stock issued and outstanding, and approximately 350 shareholders of record.

     Set forth below is information regarding the payment of dividends and our high and low bid and asked price for each quarter since our initial public offering was completed.

Quarter Ended- 2004	High	Low	Dividends
March 31	$10.70	$8.20	$.05
June 30	9.30	6.80	.05
September 30	7.99	7.15	.05
December 31	11.20	7.28	.05

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

     As of December 31, 2004, there were no compensation plans under which equity securities of the Company were authorized for issuance.

     No securities were repurchased by the Company during the year ended December 31, 2004.

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

     As of February 28, 2005, the net proceeds of the offering were used as follows: $7,313,000 was used to repay indebtedness; $5,291,000 was used for the acquisition of Salient Systems; $496,000 was used for the acquisition of Kelsan; $1,855,000 was used for working capital; and $3,017,000 was used for temporary investments, consisting of short-term government money market funds and cash. The repayment of debt included a payment of $73,000 to pay off our outstanding loan balance to Boone County Bank, Inc. Marshall T. Reynolds, our chairman of the board, may be deemed an associate of Boone County Bank, Inc.

ITEM 6. SELECTED FINANCIAL DATA

     The following tables set forth selected consolidated historical financial data of Portec Rail Products for the periods and at the dates indicated. The information is derived in part from, and should be read together with, the audited consolidated financial statements and notes thereto of Portec Rail Products.

	For the Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except share and per share data)
Income Statement Data:
Net sales	$69,437	$57,564	$50,081	$43,839	$47,150
Cost of sales	49,720	40,986	36,357	31,798	34,603

Gross profit	19,717	16,578	13,724	12,041	12,547
Selling, general and administrative	13,347	10,880	9,345	9,008	9,204
Amortization expense	116	78	229	340	342

Operating income	6,254	5,620	4,150	2,693	3,001
Interest expense	203	353	530	1,007	1,465
Other (income)/expense, net	(25)	85	122	51	(120)

Income before income taxes	6,076	5,182	3,498	1,635	1,656
Provision for income tax	2,003	1,784	1,312	782	993

Net income	$4,073	$3,398	$2,186	$853	$663

Earnings per share(1):
Basic	$0.46	$0.52	$0.35	$0.14	$0.10
Diluted	$0.46	$0.52	$0.34	$0.13	$0.10
Cash Dividends paid per Share	$0.20	$0.15	$—	$—	$—
Weighted average shares outstanding(1):
Basic	8,929,599	6,524,002	6,309,160	6,293,924	6,410,667
Diluted	8,929,599	6,524,002	6,484,760	6,502,403	6,625,948

	At December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Balance Sheet Data:
Working capital(2)	$25,261	$6,155	$8,937	$9,650	$11,489
Total assets	88,625	40,387	34,854	35,297	40,059
Short-term debt (3)	3,611	8,555	2,193	2,239	2,413
Long-term debt and capital lease obligations, net of current portion (3)	14,108	716	7,338	10,998	14,661
Total shareholders’ equity	47,044	19,133	15,943	14,533	14,241

(1)	Adjusted for a 4-for-1 stock split effective June 29, 1999 and a 2-for-1 stock split, in the form of a 100% stock dividend, effective July 1, 2003.

(2)	Working capital represents total current assets less total current liabilities.

(3)	Following the completion of our initial public offering in January 2004, we repaid certain long-term indebtedness including certain revolving credit facilities; therefore, at December 31, 2003, outstanding balances of $5.9 million under these facilities were classified as short-term debt. In addition, we borrowed $14.9 million to fund the acquisition of Kelsan in November 2004.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion should be read in conjunction with the consolidated financial statements of Portec Rail Products, Inc. and the related notes beginning on page 29. Unless otherwise specified, any reference to a “year” is to a year ended December 31. Additionally, when used in this Form 10-K, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Portec Rail Products, Inc. and its business segments.

Overview

     In the United States, Canada and the United Kingdom, we are a manufacturer, supplier and distributor of a broad range of rail products, including rail joints, rail anchors, rail spikes, railway friction management systems and related products such as friction modifiers, railway wayside data collection and data management systems and securement devices. End users of our rail products include Class I railroads, short-line and regional railroads and transit systems. Our three North American business segments along with the rail division of our United Kingdom business segment serve these end users.

     In addition, our United Kingdom business segment also manufactures and supplies material handling products primarily to end users within the United Kingdom. These products include overhead and floor conveyor systems, racking systems and mezzanine flooring systems. The end users of our material handling products are primarily in the manufacturing, distribution, garment and food industries.

Results of Operations

Year Ended December 31, 2004 compared to the Year Ended December 31, 2003

     Net Sales. Net sales increased to $69.4 million for the year ended December 31, 2004, an increase of $11.8 million or 20.5%, from $57.6 million for the comparable period in the prior year. The increase in net sales is attributable to increased sales of $6.8 million at our RMP business segment, $3.3 million within our Canadian operations, $1.5 million at our United Kingdom operation and $352,000 at SSD. The increase in net sales at RMP is primarily due to increases in sales of our rail joints and related track component products along with our friction management products and services, as our larger customers continue to increase spending for these products reflecting their increased rail traffic. In addition, net sales at RMP also reflected the recent acquisition of Salient Systems that added $1.6 million during the fourth quarter of 2004. The increased sales at our Canadian operations are primarily due to sales volume increases of $1.6 million resulting from increased customer demand for our rail anchors and spikes, along with a favorable foreign currency translation of approximately $1.0 million. In addition, net sales at our Canadian business segment were positively impacted by the recent acquisition of Kelsan, that added $662,000 in sales during December 2004. The increase in sales at our United Kingdom operation is primarily attributable to a favorable foreign currency translation of approximately $1.6 million. The increase in sales at SSD is primarily due to increased customer demand for our strap securement systems, partially offset by decreased customer demand for our heavy-duty load securement systems.

     Gross Profit. Gross profit increased to $19.7 million for the year ended December 31, 2004, an increase of $3.1 million or 18.7%, from $16.6 million for the comparable period in the prior year. The increase in gross profit is due to increased gross profit at our RMP business segment of $1.0 million, due primarily to the increased sales volume from our rail joints and related track component products along with our higher margin friction management products and services. Also, gross profit at RMP reflected the recent acquisition of Salient Systems, which added $1.1 million of gross profit during the fourth quarter of 2004. In addition, a favorable foreign currency translation of British pounds sterling and Canadian dollars into U.S. dollars of approximately $438,000 and $218,000, respectively, has also increased gross profit during the current period. Furthermore, the recent Kelsan acquisition increased gross profit by $440,000 within our Canadian business segment while SSD’s gross profit increased by $278,000 due to the increased sales volume of our strap securement systems. These increases in gross profit were partially offset by a decrease in gross profit at our United Kingdom operation, due to a lower sales volume of our higher margin friction management products and services. In addition our gross profit was negatively impacted at our Montreal operation due primarily to raw material increases on our rail anchor and rail spike product lines.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the twelve months ended December 31, 2004 increased by $2.4 million or 22.0% to $13.3 million from $10.9 million during the comparable period in the prior year. This increase is partially due to an increase in Corporate shared service expenses of $502,000, resulting primarily from higher legal and professional fees, employee additions, and director and officer insurance costs as a result of becoming a public company. In addition, increased expenses at RMP’s Pittsburgh location of $501,000, our Montreal operation of $173,000 and SSD of $118,000, are primarily attributable to increased salaries, fringe benefit costs and employee additions, along with increased sales commissions at RMP. In addition, the acquisitions of Salient Systems and Kelsan have increased selling and administrative expenses by $458,000 and $388,000, respectively, within their business segments. Also, unfavorable currency translation of British pounds sterling and Canadian dollars into U.S. dollars have increased expenses by approximately $469,000 in 2004. These increases in selling, general and administrative expenses were partially offset by decreases in these same expenses at our United Kingdom operation of $142,000, due primarily to decreased salary and fringe benefit costs as a result of our workforce reduction that occurred during the first quarter of 2004.

     Interest Expense. Interest expense decreased to $203,000 for the twelve months ended December 31, 2004, a decrease of $150,000 or 42.5%, from $353,000 for the comparable period in the prior year, primarily due to reduced debt levels during the first three quarters of 2004. Net proceeds from our initial public offering of common stock in January 2004 were used to repay outstanding domestic indebtedness of approximately $7.3 million in January 2004. Debt levels increased at the end of the fourth quarter of 2004 due to additional borrowings incurred for the financing of the Kelsan acquisition.

     Provision for Income Taxes. Provision for income taxes increased to $2.0 million for the twelve months ended December 31, 2004, from $1.8 million for the comparable period in the prior year. The effective tax rates on reported taxable income were 33.0% and 34.4% for the twelve months ended December 31, 2004 and 2003, respectively. Our consolidated tax rate for the twelve months ended December 31, 2004 was reduced due to lower taxes on foreign source income.

     Net Income. Net income increased to $4.1 million for the twelve months ended December 31, 2004, an increase of $675,000 or 19.9%, from $3.4 million for the comparable period in the prior year for the reasons set forth above. Our basic and diluted net income per share decreased to $.46 for the twelve months ended December 31, 2004 on average basic and diluted shares of 8,929,599, from $.52 for the comparable period in the prior year on average basic and diluted shares of 6,524,002.

Year Ended December 31, 2003 compared to the Year Ended December 31, 2002

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $10.9 million for the year ended December 31, 2003, an increase of $1.6 million or 17.2%, from $9.3 million in

2002. The increase in selling, general, and administrative expenses during 2003 is attributable to the addition of four key management positions along with certain other integration costs related to the Quodeck acquisition that resulted in $419,000 of additional expense over 2002. Also, we incurred $410,000 of additional expense at our North American business segments and our corporate office due to other general salary and benefit increases, employee additions and increases in accrued incentive compensation. Exchange rate translations contributed approximately $407,000 to the overall increase in selling, general, and administrative costs. Lastly, a preferential treatment claim at our RMP Division related to a former customer’s bankruptcy filing in 2001 resulted in additional accrued expenses of approximately $153,000 in 2003.

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

Business Segment Review

     Our operations are organized into four business segments consisting of the Railway Maintenance Products Division (“RMP”), the Shipping Systems Division (“SSD”), 3094497 Nova Scotia Company (“Canada”) and Portec Rail Products (UK) Ltd. (“United Kingdom”), along with a corporate functional shared service. The presentation of segment information reflects the manner in which we organize and manage segments by geographic areas for making operating decisions, assessing performance and allocating resources. Intersegment sales do not have an impact on our consolidated financial condition or results of operations. Salient Systems is operated under the RMP segment and all its assets and liabilities are included in the RMP segment. Salient Systems’ results of operations have been included in the RMP segment and the consolidated financial statements since the date of the acquisition. In conjunction with the Kelsan acquisition, we established a new Canadian subsidiary, 3094497 Nova Scotia Company (Nova Scotia) and transferred ownership of Portec, Rail Products Ltd to Nova Scotia. Portec, Rail Products Ltd. is now a wholly-owned indirect Canadian subsidiary and Nova Scotia is our wholly-owned Canadian subsidiary. Nova Scotia was established to provide a legal structure for our Canadian subsidiaries that would provide the most advantageous tax benefits under both Canadian and United States income tax laws. Kelsan is operated under the Canadian business segment and all its assets and liabilities are included in the Canadian business segment. Kelsan’s results of operations for December 2004 have been included in the Canada segment and the consolidated financial statements since the date of acquisition.

     Railway Maintenance Products Division – “RMP”. Within our RMP business segment, we manufacture and assemble track components and related products, friction management products, wayside data collection and data management systems and also provide services to railroads, transit systems and railroad contractors. We are also a distributor and reseller of purchased track components and lubricants manufactured by third parties. Our manufactured and assembled track component and friction management products consist primarily of standard and insulated rail joints, friction management systems and wayside data collection and data management systems. Our purchased and distributed products consist primarily of various lubricants. RMP’s largest customers are Class I railroads in North America. For the years ended December 31, 2004, 2003 and 2002, RMP’s consolidated total external sales to its two largest customers represented 29%, 33% and 30%, respectively. Salient Systems’ fourth quarter 2004 operating results and related assets and liabilities are included in this business segment.

	Year Ended December 31,
	2004		2003	2002
	(In thousands)
External sales	$34,593	(2)	$27,825	$24,645
Intersegment sales	1,404		1,473	1,586
Operating income (3)	4,871	(2)	3,776	3,365

Sales by product line (1)
Rail joints and related products	$18,442		$14,045	$15,257
Friction management products and services	14,664		13,422	9,469
Wayside data collection and data management systems (3)	1,574	(2)	—	—
Other products and services	1,317		1,831	1,505

Total product and service sales	$35,997		$29,298	$26,231

(1)	Includes intersegment sales.

(2)	Includes Salient Systems sales of $1.6 million and operating income of $632,000 for the fourth quarter of 2004.

(3)	On an unaudited basis and before pro forma adjustments, Salient Systems net sales and operating profit for the nine month period ending September 30, 2004 was $3.5 million and $1.0 million, respectively. For the year ended December 31, 2003, Salient Systems audited net sales were $4.6 million and operating income was $1.7 million. For the year ended December 31, 2002, Salient Systems unaudited net sales were $2.9 million and operating income was $322,000. The amounts listed under this footnote are not included in the above RMP table.

     For the year ended December 31, 2004, RMP’s consolidated external sales of $34.6 million increased by $6.8 million or 24.5%, from $27.8 million during the same period in 2003. The increase in external sales is primarily due to increases in sales of our rail joints and related track component products and our friction management products and services, as our larger customers continue to increase spending for these products. In addition, the acquisition of Salient Systems added approximately $1.6 million of sales during the fourth quarter of 2004. Operating income for year ended December 31, 2004 increased to $4.9 million from $3.8 million for the same period in 2003, an increase of $1.1 million or 28.9%, primarily due to increased gross profit on the additional sales volume. In addition, operating income was positively impacted by the acquisition of Salient Systems, which added $632,000 of operating income during the last quarter of 2004. These increases were partially offset by increased selling, general and administrative expenses of $501,000 at RMP’s Pittsburgh operation, which were primarily attributable to increased salaries, fringe benefit costs, employee additions and sales commissions.

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

     Shipping Systems Division – “SSD”. SSD engineers and sells load securement systems to the railroad freight car market. These systems are used to secure a wide variety of products and lading onto freight cars. Independent subcontractors had previously produced all of our manufactured products. However, beginning in 2002, RMP began to perform some of the assembly work for SSD at its Huntington, West Virginia plant. For the years ended December 31, 2004, 2003 and 2002, SSD’s two largest customers represented 78%, 74% and 61% of total external sales, respectively.

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
External sales	$4,675	$4,323	$3,441
Intersegment sales	—	7	—
Operating income	674	514	144

Sales by product line (1)
Heavy duty load securement systems	$1,440	$2,412	$1,645
Strap securement systems	2,326	742	652
All other load securement systems	909	1,176	1,144

Total product and service sales	$4,675	$4,330	$3,441

(1)	Includes intersegment sales.

     For the year ended December 31, 2004, SSD’s external sales increased by $352,000 or 8.1%, to $4.7 million from $4.3 million during the same period in 2003. This increase is primarily due to increased customer demand for our strap securement systems, in particular, our new Cushioned Banding Anchor product line. However, this increase was somewhat offset by decreased customer demand for our heavy-duty load securement systems. Operating income for the year ended December 31, 2004 increased by $160,000 or 31.1% to $674,000 from $514,000 during the same period in 2003. The increase in operating income is primarily due to an increase in gross profit resulting from increased sales volume of our higher margin strap securement systems, partially offset by increased salaries, fringe benefit costs, and employee additions.

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

     3094497 Nova Scotia Company – “Canada”. At our Canadian operation, near Montreal, we manufacture rail anchors and rail spikes and assemble friction management products primarily for the two largest Canadian railroads. Rail anchors and spikes are devices to secure rails to the ties to restrain the movement of the rail tracks. On November 30, 2004, we acquired Kelsan. Kelsan operates a technology and manufacturing facility in Vancouver, British Columbia. Kelsan’s two primary product lines are stick lubrication and application systems and a liquid friction modifier, Keltrack®. Kelsan manufactures its stick and applicator systems in Vancouver and subcontracts its manufacturing of the Keltrack® product line. For the years ended December 31, 2004, 2003 and 2002, Canada’s total consolidated external sales to its two largest customers represented 65%, 66% and 56%, respectively. Kelsan’s one month operating results and related assets and liabilities are included in this business segment.

	Year Ended December 31,
	2004		2003	2002
	(In thousands)
External sales	$15,363	(2)	$12,135	$10,596
Intersegment sales	2,085		2,011	1,345
Operating income (3)	1,650	(2)	1,767	1,204
Average translation rate of Canadian dollar to United States dollar	0.7734		0.7212	0.6377

Sales by product line (1)
Rail anchors and spikes	$12,499		$10,270	$8,622
Friction management products and services (3)	4,291	(2)	3,338	2,854
Other products and services	658		538	465

Total product and service sales	$17,448		$14,146	$11,941

(1)	Includes intersegment sales.

(2)	Includes Kelsan sales of $662,000 and operating income of $47,000 for December 2004. In addition, includes Nova Scotia operating expense of $47,000 resulting from the amortization of intangible assets related to the Kelsan acquisition.

(3)	Prior to the acquisition, Kelsan’s fiscal year end was September 30th. On an unaudited basis and before pro forma adjustments, Kelsan net sales and operating profit for the nine month period ended September 30, 2004 was $5.9 million and $569,000, respectively. For the year ended September 30, 2003, Kelsan audited net sales were $4.5 million and operating income was $61,000. For the year ended September 30, 2002, Kelsan audited net sales were $3.2 million and operating loss was $337,000. The amounts listed under this footnote are not included in the above Canada table.

     For the year ended December 31, 2004, Canada’s consolidated external sales of $15.4 million increased by $3.3 million or 27.3%, from $12.1 million during the same period in 2003. The increase in external sales is primarily due to sales volume increases of $1.6 million resulting from increased customer demand for our rail anchors and spikes, along with a favorable foreign currency translation of approximately $1.0 million. In addition, net sales at our Canadian business segment were positively impacted by the recent acquisition of Kelsan, which added $662,000 of sales in December of 2004. Operating income for the year ended December 31, 2004 decreased by $117,000 or 6.6% to $1.7 million from $1.8 million during the same period in 2003. This decrease in operating income is primarily due to higher raw material costs on our rail anchor and rail spike product lines as a result of steel surcharges, partially offset by increased operating income due to the higher sales volume. Raw material and steel surcharges negatively impacted our gross profit margins on our rail anchors and rail spikes by approximately 1.6% for the year ended December 31, 2004, compared to the prior year. Although we have been successful at passing most of the steel surcharges on to our customers, we have been able to do so at no added gross margin. In addition, increased overall selling, general and administrative expenses at our Montreal operation have also negatively impacted operating income. These decreases in operating income are being partially offset by a favorable foreign currency translation of Canadian dollars to U.S. dollars of approximately $119,000.

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

     Portec Rail Products (UK) Ltd.- “United Kingdom”. In the United Kingdom, we operate and serve our customers in two markets. The United Kingdom’s rail business, which comprised approximately 40% of total sales for the years ended 2004, 2003 and 2002, is primarily driven by sales of friction management products and services to the United Kingdom passenger rail network. For the years ended December 31, 2004, 2003 and 2002, this segment’s two largest rail customers represented 19%, 11% and 20% of total external sales, respectively.

     Over the same time period described above, our material handling business represented approximately 60% of the total sales generated by the United Kingdom segment. Our major product lines in this market include overhead and floor conveyor systems, racking systems and mezzanine flooring systems. The end users of our products are primarily United Kingdom based companies in the manufacturing, distribution, garment and food industries. As our material handling products are primarily dependent upon the capital spending plans of manufacturers, our largest customers vary each year depending upon the contracts that are secured. For the years ended December 31, 2004, 2003 and 2002, our two largest material handling customers represented 30%, 11% and 18% of total external sales, respectively. In December 2002, we acquired the Quodeck product line from Quodeck Ltd. in order to broaden our material handling product offerings. The primary customers utilizing this product line are in the garment industry.

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
External sales	$14,806	$13,281	$11,399
Intersegment sales	31	60	27
Operating income	740	742	618
Average translation rate of British pound sterling to United States dollar	1.8392	1.6446	1.5106

Sales by product line (1)
Material handling products sales	$10,185	$8,418	$6,490
Friction management products and services	4,652	4,923	4,936

Total product sales	$14,837	$13,341	$11,426

(1)	Includes intersegment sales.

     For the year ended December 31, 2004, United Kingdom’s external sales of $14.8 million increased by $1.5 million or 11.3%, from $13.3 million during the same period in 2003. This increase in external sales is attributable to a favorable foreign currency translation of approximately $1.6 million, partially offset by a slight sales volume decrease. This sales volume decrease is primarily due to decreased demand for our friction management products and services, as a result of our largest customer, Network Rail, undergoing a significant reorganization that began during the latter part of 2003 and has carried into 2004. The decrease in sales of our friction management products and services was almost entirely offset by an increase in sales of our material handling products resulting from increased customer demand of our overhead and floor conveyor systems. Operating income of $740,000 for the year ended December 31, 2004 was consistent with the same period in 2003 as the increased sales volume of our material handling product line has somewhat offset the decrease in our higher margin rail sales.

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

Liquidity and Capital Resources

     Our cash flow from operations is the primary source of financing for internal growth, capital expenditures, and repayments of long-term contractual obligations, dividends to our shareholders, and other commercial commitments. The most significant risk associated with our ability to generate sufficient cash flow from operations is the overall level of demand for our products. In addition, we have cash invested in short-term government money market funds of $4.4 million, and cash invested in U.S. Treasury Bills of $1.5 million at December 31, 2004 primarily as a result of our initial public offering and subsequent underwritten over-allotment exercise. We believe we can manage our working capital and control costs to meet our cash flow needs for the next twelve months to meet our growth objectives. In addition to cash generated from operations, we have four primary revolving and overdraft credit facilities in place to support the working capital needs of each of our business segments. We believe that cash flow from operations and the availability under our credit lines and proceeds from the initial public offering will be sufficient to meet our cash flow requirements over the next twelve months.

     Cash Flow Analysis. For the year ended December 31, 2004, cash flow provided by operations was $2.9 million, an increase of $2.2 million, compared to $734,000 during the same 2003 period. The primary reasons for this increase is related to timing differences in operating assets and liabilities, along with an increase in net income of approximately $675,000. In addition, cash provided by operations in 2004 also includes decreases in prepaid expenses and other assets, which were primarily related to legal and accounting costs incurred for the initial public offering of our common stock in January 2004, which resulted in an increase of $1.7 million in cash provided by operations during 2004, compared to 2003.

     For the year ended December 31, 2003, cash flow provided by operations was $734,000 compared to $5.6 million in cash flow provided by operations in 2002. The primary reasons for this decrease in 2003 are due to increases in inventory levels, accounts receivable balances and prepaid expenses related to our pending initial public offering. Inventory levels at our Canadian operation near Montreal increased by $2.5 million during 2003, as inventory levels were artificially low due to a work stoppage at our primary steel supplier at the end of 2002. Also, inventory levels at RMP increased by $589,000 during 2003 to meet customer demands during the fourth quarter of 2003. Accounts receivable increased by $862,000 during 2003 due primarily to the increased sales volume at RMP. Also, increased prepaid expenses and other assets of $1.1 million negatively impacted cash provided from operations as these costs were primarily related to costs incurred for our pending initial public offering.

     Net cash used in investing activities was $19.1 million in 2004, compared to $663,000 of cash used in investing activities during 2003. We used approximately $18.1 million for business acquisitions in 2004. In addition, our capital expenditures for 2004, 2003 and 2002 approximated $1.0 million, $678,000 and $762,000, respectively, and were primarily to support new strategic initiatives, develop new products, and upgrade machinery and equipment, almost all of which was discretionary. We believe the overall level of capital spending for our business segments is sufficient to remain competitive.

     Net cash provided by financing activities was $23.4 million in 2004, compared to cash used in financing activities of $1.3 million in 2003. During 2004, cash provided by financing activities was primarily related to the net proceeds from the issuance of common stock of approximately $18.0 million and net proceeds from bank term debt of $14.9 million for the purchase of 100% of the outstanding common and preferred stock of Kelsan. These sources of cash were partially offset by net repayments on revolving and overdraft credit facilities of $5.2 million, repayments of long-term debt and capital lease obligations in the amount of $2.3 million and cash dividends paid of $1.8 million.

     Net cash used in financing activities was $1.3 million for 2003 compared to $3.7 million in 2002. Cash used in financing activities during 2003 is related to the net repayments and borrowings of long-term obligations in the amount of $2.6 million and cash dividends paid of $815,000. These uses of cash were offset by increased borrowings of $2.1 million on our revolving credit facilities, which were used to support working capital needs due to the increased demand for our products, as well as costs incurred in conjunction with our pending initial public offering of common stock.

     Credit Facilities.

     Our term loan, working capital revolving credit and overdraft facilities are summarized as follows:

     In the United States and Canada, we have a $25.0 million term loan and revolving credit facility with National City Bank and its Canadian affiliate that provides for acquisition financing along with supporting the working capital requirements of our United States business units and our Canadian operation near Montreal. Under this agreement, there are three separate borrowing components, a $7.0 million United States revolving credit facility, a $3.1 million ($3.75 million CDN) revolving credit facility for our Canadian operation located near Montreal, and an outstanding term loan of $14.9 million. As of December 31, 2004, we had the ability to borrow an additional $9.3 million under this facility, as the combined borrowings under the total facility cannot exceed $25.0 million. This agreement contains certain financial covenants that require us to maintain cash flow coverage and leverage ratios as well as maintaining minimum amounts of tangible net worth. This credit facility further limits capital expenditures, sales of assets, and additional indebtedness. We were in compliance with all of these financial covenants as of December 31, 2004. For additional details, see Note 8 of the consolidated financial statements included under Item 8 of this Form 10-K.

     As of February 28, 2005, the balance outstanding on the Canadian revolving credit facility was $2.2 million ($2.7 million CDN $). There were no outstanding borrowings on the U.S. revolving credit facility at February 28, 2005. The balance outstanding on the Kelsan acquisition loan was $14.0 million ($17.2 million CDN $) at February 28, 2005.

     In the United Kingdom, we have a £400,000 (approximately $767,000 U.S.) overdraft facility with a local financial institution to support the working capital needs of our United Kingdom operation. As of December 31, 2004, there were no outstanding borrowings under this facility and we had the ability to borrow up to the maximum value of the facility. The overdraft facility is reviewed on an annual basis and had an original maturity date of March 19, 2005. In March 2005, this facility was increased to £750,000 (approximately $1.4 million U.S.) and the maturity date was extended to March 19, 2006.

     At our Vancouver location (Kelsan), we have a $750,000 Canadian dollar ($625,000 U.S.) overdraft facility with a local financial institution to support the working capital requirements of this operation. This facility is secured by a general security agreement granting a first security interest in all the assets of Kelsan. As of December 31, 2004, outstanding borrowings were $325,000 ($390,000 Canadian dollars) and we had the ability to borrow up to the maximum value of the facility. The overdraft facility is reviewed on an annual basis and has a current maturity date of December 31, 2005. As of February 28, 2005 there were $558,335 in borrowings on this facility.

     In addition to these credit facilities, we have a $1.6 million line of credit with a United States financial institution to fund capital expenditures for our United States business segments. See “Item 13. Certain Relationships and Related Transactions” herein. Any advances on this line are made in term notes and the line availability is reduced by that amount. As of December 31, 2004, we had no outstanding borrowings under this facility. This facility has a current maturity date of June 30, 2005. As a result of our initial public offering, this facility was paid in full during January 2004. We also maintain various local financing arrangements in Canada and the United Kingdom.

Summary of Contractual Obligations

     The following is a summary of our contractual obligations as of December 31, 2004:

	Payments due by period
		Less			More
		than 1	1 – 3	3 – 5	than 5
Contractual Obligations	Total	year	years	years	years
	(In thousands)
Long term debt	$16,498	$2,427	$5,067	$4,801	$4,203
Future interest payments for long-term debt obligations (1)	3,947	1,012	1,655	965	315
Revolving and overdraft credit facilities	1,159	1,159	—	—	—
Capital leases	62	25	36	1	—
Operating leases	4,003	979	1,757	528	739

Total contractual obligations	$25,669	$5,602	$8,515	$6,295	$5,257

(1)	Assumes that the interest rates on our long-term debt agreements at December 31, 2004 (See Note 8 of the consolidated financial statements included under Item 8 of this Form 10-K) will continue for the life of the agreements.

Financial Condition

     At December 31, 2004, total assets were $88.6 million, an increase of $48.2 million or 119.3% from December 31, 2003. This increase in total assets at December 31, 2004 is primarily due to the tangible and intangible assets, including goodwill, of approximately $30.1 million added as a result of the Salient Systems and Kelsan acquisitions during 2004. At December 31, 2004, net working capital (defined as current assets minus current liabilities) was $25.3 million, an increase of $19.1 million or 308%, from $6.2 million at December 31, 2003. Cash and cash equivalents have increased approximately $7.3 million at December 31, 2004 from December 31, 2003, primarily as a result of our initial public offering of common stock in January 2004. Inventory levels have increased $5.8 million at December 31, 2004 from December 31, 2003, primarily to meet customer demand. In addition, at December 31, 2004, inventory levels at Salient Systems and Kelsan were $527,000 and $1.2 million, respectively. Accounts receivable balances have increased by approximately $4.4 million from December 31, 2003, primarily resulting from the acquisitions of Salient Systems and Kelsan during 2004, as well as increased sales volumes at our other operating business units during the fourth quarter.

     Total outstanding debt obligations at December 31, 2004 increased by approximately $8.4 million or 90.3%, to $17.7 million as of December 31, 2004, from $9.3 million at December 31, 2003. The primary reasons for the increase in debt obligations at December 31, 2004 are due to the Kelsan and Salient Systems acquisitions during 2004. Outstanding borrowings related to the financing of these acquisitions amounted to $15.8 million as of December 31, 2004. Offsetting this increase in debt obligations were net term loan, revolving credit and overdraft credit facility repayments totaling approximately $7.4 million during 2004, most of which was repaid with proceeds from our initial public stock offering in January 2004.

     As discussed in “Item 3. Legal Proceedings”, Portec, Inc., our predecessor, was named with other defendants in an environmental lawsuit. Niagara Mohawk, as plaintiff, seeks to recover costs that it has incurred to investigate and remediate its own property as required by the New York State Department of Environmental Conservation (NYSDEC). We have not been named as a liable party by the NYSDEC and believe we have no liability to the plaintiff in the case.

     We believe that Niagara Mohawk’s case against Portec, Inc. is without merit and, therefore, if Niagara Mohawk prevails on appeal we intend to vigorously defend against Niagara Mohawk’s claims. Because Niagara Mohawk is seeking unspecified monetary contribution from the defendants, we are unable to determine, if Niagara Mohawk were to prevail on appeal, the extent to which we would have to make contribution, or whether such contribution would have a material adverse effect on our financial condition or results of operations. However, total clean up costs at the Troy Water Street site are expected to be substantial and may approach $50 million. If liability for a portion of these costs is attributed to us, such liability could be material. Furthermore, if Niagara Mohawk wins on appeal, ongoing litigation may be protracted, and legal expenses may be material to our results of operations.

     We maintain a noncontributory defined benefit pension plan that covers substantially all United States employees and our retirees. Benefits under the plan were based on years of service for hourly employees. For salaried employees, benefits under the plan were based on years of service and the employee’s average compensation during defined periods of service. In August 2003, we amended our United States defined benefit plan by freezing the benefits accrued for all participants effective December 31, 2003 and preventing new enrollments after December 31, 2003. Our future net periodic pension cost and plan funding will be dependent upon the performance of plan assets.

     In addition, we also maintain a contributory defined benefit plan in the United Kingdom. The plan covers some of our active employees, former employees and our retirees and has been frozen to new entrants since April 1, 1997. Benefits under the plan were based on years of service and eligible compensation during defined periods of service. The estimated cash flow funding for the next five years is expected to range from $20,000 to $50,000 per year. In accordance with United Kingdom pension regulations, employee cash contributions to the plan were terminated on December 31, 2003.

     The products we manufacture and sell, such as our joint bars, rail anchors and rail spikes, require steel as a major element in the production process. Throughout 2004, worldwide steel prices have spiked upwards resulting in surcharges being added to our overall raw material costs. As a result, these steel surcharges increased our raw material costs. While these higher material costs have had some negative impact on our financial results over the last half of 2004 and during the first two months of 2005, particularly on our rail anchor and rail spike product lines and our track component product lines, we believe the impact of the higher material costs have not had a material impact on our overall financial results. Although we have been successful in passing through most of the steel surcharges on to our customers, we have been able to do so at no added gross margin. If a prolonged increase in steel prices should continue and we are unable to pass on these added costs to our customers, our future earnings could be negatively impacted.

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

     Revenue from installation of material handling equipment, and railway wayside data collection and data management systems is generally recognized by applying percentages of completion for each contract to the total estimated profits for the respective contracts. The length of each contract varies, but is typically about two to five months. The percentages of completion are determined by relating the actual costs of work performed to date, to the current estimated total costs of the respective contracts. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, repairs and depreciation costs.

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

     Goodwill and Other Intangible Assets. We assess the impairment of goodwill at least annually and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the goodwill of each of our reporting units for impairment as required under SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to identify a potential impairment and the second step measures the amount of an impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. The fair values of our reporting units are determined using a combination of a discounted cash flow analysis and market multiples based upon historical and projected financial information. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require our judgment. Factors that could change the result of our goodwill impairment test include, but are not limited to, different assumptions used to forecast future revenue, expenses, capital expenditures and working capital requirements used in our cash flow models. In addition, selection of a risk adjusted discount rate on the estimated undiscounted cash flow is susceptible to future changes in market conditions and when unfavorable, can adversely affect our original estimates of fair values. Since adoption of SFAS 142, we have not recognized any impairment of goodwill.

     As part of the acquisitions of Salient Systems and Kelsan, we recorded the fair value of the tangible and intangible assets of the companies in accordance with SFAS No. 142. As part of our procedures to assign fair values to all acquired assets, we hired an independent appraiser to evaluate the technology and intellectual property along with any other intangible assets that we could assign a fair value to under both of these acquisitions. We supplied the independent appraiser with the historical and estimated cash flows of the companies along with an estimate of future costs to maintain these technologies. The independent appraiser used these estimates and other assumptions to determine the present value of the discounted cash flows of these various technologies. In addition, we evaluated the future lives of the identified intangible assets to determine if they have definite or indefinite lives.

     As a result of the Salient Systems acquisition, we assigned a fair value to their Wheel Impact Load Detector and Rail Stress Monitor in the amounts of $9.8 million and $3.6 million, respectively. We also determined that there was $1.7 million of goodwill to be recorded as part of this transaction. In addition, we determined that the intangible assets under the Salient Systems acquisition had indefinite lives due to our plans to make continual enhancements to the technology and related products, such that some generation of this technology could be in use for as long as railroads operate. In the future, we will monitor these intangible assets to determine if certain events occur that would cause the lives to become definite and thereby assign a future estimated life based on the years that we feel that the product would have value in the marketplace and then record an impairment charge in the proper accounting period.

     As a result of the Kelsan acquisition, we assigned a fair value to their Stick friction modifier product line and the Keltrack® liquid friction modifier product line in the amounts of $5.5 million and $5.2 million, respectively. We also determined that there was $4.1 million of goodwill to be recorded as part of this transaction. In addition, we have estimated that the Stick friction modifier product technology and Keltrack® liquid friction modifier product technology have definite lives of 15 years and 28 years due to our estimates that the projected economic earnings associated with these technology based product lines will begin to lapse after these time frames. In the future, we will monitor these assets to determine if certain events occur that would cause the lives assigned to these intangible assets to become shorter than originally assigned, and thereby, we would assign a shorter future estimated life based on the years that we feel that the product would have value in the marketplace and record an impairment charge in the proper accounting period.

     Defined Benefit Pension Plans. We sponsor defined benefit pension plans for certain of our employees and retirees. We account for these plans as required under SFAS No. 87, “Employers’ Accounting for Pensions.” The liabilities and expenses for pensions require significant judgments and estimates. These amounts are determined using actuarial methodologies and incorporate significant assumptions, including the rate used to discount the future estimated liability, inflation, the long-term rate of return on plan assets and mortality tables. Management has mitigated the future liability for active employees by freezing all defined benefit pension plans effective December 31, 2003. The rate used to discount future estimated liabilities is determined considering the rates available at year-end on AA rated corporate long term bonds that could be used to settle obligations of the plan. Our inflation assumption is based on an evaluation of external market indicators. The long-term rate of return is estimated by considering historical returns and expected returns on current and projected asset allocations. The effects of actual results that differ from these assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligations in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our obligations and future expense.

     As interest rates decline, the actuarially calculated pension plan liability increases. Conversely, as interest rates increase, the actuarially calculated pension liability decreases. Past declines in interest rates and equity markets have had a negative impact on the pension plan liability and fair value of our plan assets. As a result, the accumulated benefit obligation exceeded the fair value of plan assets at December 31, 2004, 2003 and 2002, which resulted in a $882,000, $577,000 and $1.4 million, net of tax, respectively, charge to other comprehensive loss.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to interest rate risk on our contractual long-term debt obligations and our working capital facilities are under floating interest rate arrangements. However, we have determined that these risks are not significant enough to warrant hedging programs. If interest rates increase, we will be exposed to higher interest rates and we will be required to use more cash to settle our long-term debt obligations. As interest rates increase on our variable long-term debt, it will have a negative impact on future earnings because the increased rates will increase our interest expense. Conversely, if interest rates decrease on our variable long-term debt, it will have a positive impact on future earnings because the lower rates will decrease our interest expense. Based upon the long-term debt amount as of December 31, 2004, for every 1% increase or decrease in the interest rate on our long-term debt, our annual interest expense will fluctuate by approximately $177,000.

     In addition, we are exposed to foreign currency translation fluctuations with our two international operations. We do not have any foreign exchange derivative contracts to hedge against foreign currency exposures. Therefore, we are exposed to the related effects when the foreign currency exchange rates fluctuate. If the U.S. dollar strengthens against the Canadian dollar and/or the British pound sterling, the translation rate for these foreign currencies will decrease, which will have a negative impact on our operating income. For example, for year ended December 31, 2004, for every 1/100 change in the exchange rate of the Canadian dollar to the U.S. dollar, our Canadian operation’s operating income would have changed by approximately $21,300. Further, for every 1/100 change in the exchange rate of the British pound sterling to the U.S. dollar, the impact on operating income for our United Kingdom operations for the year ended December 31, 2004 would have been approximately $4,000. Foreign currency translation fluctuations have no impact on cash flows as long as we continue to reinvest any profits back into the respective foreign operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are included in this item:

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The supplementary data required by this Item (selected quarterly financial data) is provided in Note 15 of the Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

	December 31
	2004	2003
	(In Thousands)
Assets
Current assets
Cash and cash equivalents	$7,749	$418
Accounts receivable, net	12,452	8,099
Inventories, net	18,814	12,968
Prepaid expenses and other current assets	895	1,394
Deferred income taxes	762	401

Total current assets	40,672	23,280

Property, plant and equipment, net	12,660	11,841
Other assets	151	170
Intangible assets, net	24,185	—
Goodwill	10,957	5,096

Total assets	$88,625	$40,387

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$3,611	$8,555
Accounts payable	6,417	4,939
Accrued income taxes	503	1,049
Customer deposits	1,572	395
Accrued compensation	1,484	986
Other accrued liabilities	1,824	1,201

Total current liabilities	15,411	17,125

Long-term debt, less current maturities	14,108	716
Accrued pension costs	2,829	1,975
Deferred income taxes	8,889	1,172
Other long-term liabilities	344	266

Total liabilities	41,581	21,254

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $1 par value, 50,000,000 shares authorized, 9,601,779 and 6,523,002 shares issued and outstanding at December 31, 2004 and 2003, respectively	9,602	6,523
Additional paid-in capital	25,290	2,756
Retained earnings	13,521	11,221
Accumulated other comprehensive loss	(1,369)	(1,367)

Total shareholders’ equity	47,044	19,133

Total liabilities and shareholders’ equity	$88,625	$40,387

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

	Years Ended December 31
	2004	2003	2002
	(Dollars in Thousands, Except Per Share Data)
Net sales	$69,437	$57,564	$50,081
Cost of sales	49,720	40,986	36,357

Gross profit	19,717	16,578	13,724

Selling, general and administrative	13,347	10,880	9,345
Amortization expense	116	78	229

Operating income	6,254	5,620	4,150

Interest expense	203	353	530
Other (income) expense, net	(25)	85	122

Income before income taxes	6,076	5,182	3,498
Provision for income taxes	2,003	1,784	1,312

Net income	$4,073	$3,398	$2,186

Earnings per share
Basic	$.46	$.52	$.35
Diluted	$.46	$.52	$.34

Dividends per share	$.20	$.15	$—

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity

					Accumulated
					Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(Dollars in Thousands)
Balance at January 1, 2002	6,298,698	$6,299	$2,808	$6,452	$(1,026)	$14,533
Purchase of common stock	(52,216)	(52)	(128)	—	—	(180)
Issuance of common stock	7,400	7	18	—	—	25
Options exercised	273,120	273	68	—	—	341
Comprehensive income:
Net income	—	—	—	2,186	—	2,186
Minimum pension liability adjustment, net of tax benefit of $801	—	—	—	—	(1,356)	(1,356)
Foreign currency translation adjustment, net of tax of $224	—	—	—	—	394	394

Total comprehensive income						1,224

Balance at December 31, 2002	6,527,002	6,527	2,766	8,638	(1,988)	15,943
Purchase of common stock	(4,000)	(4)	(10)	—	—	(14)
Cash dividends on common stock paid to shareholders	—	—	—	(815)	—	(815)
Comprehensive income:
Net income	—	—	—	3,398	—	3,398
Minimum pension liability adjustment, net of tax benefit of $239	—	—	—	—	(577)	(577)
Foreign currency translation adjustment, net of tax of $750	—	—	—	—	1,198	1,198

Total comprehensive income						4,019

Balance at December 31, 2003	6,523,002	6,523	2,756	11,221	(1,367)	19,133
Issuance of common stock	2,095,000	2,095	15,877	—	—	17,972
Acquisition of Salient Systems, Inc.	983,777	984	6,657	—	—	7,641
Cash dividends on common stock paid to shareholders	—	—	—	(1,773)	—	(1,773)
Comprehensive income:
Net income	—	—	—	4,073	—	4,073
Minimum pension liability adjustment, net of tax benefit of $421	—	—	—	—	(882)	(882)
Foreign currency translation adjustment, net of tax of $540	—	—	—	—	880	880

Total comprehensive income						4,071

Balance at December 31, 2004	9,601,779	$9,602	$25,290	$13,521	$(1,369)	$47,044

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

	Years Ended December 31
	2004	2003	2002
	(In Thousands)
Operating Activities
Net income	$4,073	$3,398	$2,186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,604	1,399	1,567
Provision for doubtful accounts	97	42	18
Deferred income taxes	418	6	(101)
(Gain) loss on sale of fixed assets	(11)	12	—
Changes in operating assets and liabilities:
Accounts receivable	(1,290)	(862)	(1,338)
Inventories	(3,275)	(3,048)	2,307
Prepaid expenses and other assets	608	(1,090)	(20)
Accounts payable	678	748	30
Income tax payable	(669)	117	537
Accrued expenses	622	12	429

Net cash provided by operating activities	2,855	734	5,615

Investing Activities
Purchases of property, plant and equipment	(1,040)	(678)	(762)
Proceeds from sale of assets	17	15	46
Business acquisitions, net of cash acquired	(18,102)	—	—

Net cash used in investing activities	(19,125)	(663)	(716)

Financing Activities
Net (decrease) increase in revolving credit agreement	(5,221)	2,083	(2,845)
Proceeds from bank term loans	14,877	—	1,721
Principal payments on bank term loans	(2,255)	(2,401)	(2,479)
Borrowings from Boone County Bank, Inc. (related party)	—	100	—
Principal payments to Boone County Bank, Inc. (related party)	(73)	(231)	(222)
Principal payments on capital leases	(13)	(23)	(45)
Cash dividends paid to shareholders	(1,773)	(815)	—
Exercise of stock options	—	—	341
Fees paid to obtain new financing	(82)	—	—
Purchase of common stock	—	(14)	(180)
Issuance of common stock	17,972	—	25

Net cash provided by (used in) financing activities	23,432	(1,301)	(3,684)

Effect of exchange rate changes on cash and cash equivalents	169	217	(23)

Increase (decrease) in cash and cash equivalents	7,331	(1,013)	1,192
Cash and cash equivalents at beginning of period	418	1,431	239

Cash and cash equivalents at end of period	$7,749	$418	$1,431

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$110	$353	$532

Income taxes	$2,394	$1,768	$938

Capital lease obligation incurred for equipment	$16	$7	$0

Non cash items for business acquisition:
Issuance of common stock	$7,641	$0	$0

Notes payable	$1,120	$0	$0

See Notes to Consolidated Financial Statements

Note 1: Nature of Operations and Significant Accounting Policies

Nature of Operations

We are a manufacturer, supplier and distributor of a broad range of rail products, including rail joints, rail anchors, rail spikes, railway friction management systems and related products, railway wayside data collection and data management systems and freight car securement devices. We also manufacture material handling equipment through our United Kingdom operation. We serve both the domestic and international markets. We have five manufacturing facilities located in Huntington, West Virginia; St. Jean, Quebec, Canada; Vancouver, British Columbia, Canada; Wrexham, Wales, United Kingdom; and Leicester, England, United Kingdom, and an engineering and assembly facility in Dublin, Ohio. We also have offices near Chicago, Illinois; Montreal, Quebec, Canada; Birmingham, England, United Kingdom and our corporate office is near Pittsburgh, Pennsylvania.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Portec Rail Products, Inc., our wholly-owned United States subsidiary, Salient Systems, Inc. (Salient Systems), our wholly-owned Canadian subsidiary, 3094497 Nova Scotia Company (Canada) and our wholly-owned United Kingdom subsidiary, Portec Rail Products (UK) Ltd. (United Kingdom). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Goodwill and Identifiable Intangible Assets

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

We adopted SFAS No. 142 effective January 1, 2002. We are required to test our goodwill for impairment using a two-step process described in SFAS No. 142 on an annual basis or whenever events or circumstances indicate that the fair value of our reporting units may have been affected. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We completed the transitional goodwill impairment test effective January 1, 2002 and determined no transition adjustment was required. We have established October 1st as our annual measurement date for impairment of goodwill. We completed the annual impairment test for 2004 and 2003, and determined no impairment adjustment was required.

We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires that we make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.

Patents

Patents consist of legal and filing costs incurred in obtaining patent protection for product technology. Patent costs are amortized on a straight-line basis over a period of two to five years.

Deferred Financing Costs

Deferred financing costs relating to obtaining term debt are capitalized and amortized over the term of the loan using the level-yield method. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

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

Revenue from installation of material handling equipment and railway wayside data collection and data management systems is generally recognized by applying percentages of completion for each contract to the total estimated profits for the respective contracts. The length of each contract varies, but is typically about two to five months. The percentages of completion are determined by relating the actual costs of work performed to date to the current estimated total costs of the respective contracts. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, repairs and depreciation.

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

Warranty Obligations

We record a liability for product warranty obligations based upon historical warranty claims experience. Product warranty accruals as of December 31, 2004 and 2003 were not significant.

Income Taxes

Deferred income taxes are provided for the tax consequences of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

Research and development tax credits are accounted for under the flow-through method as a reduction of income tax expense in the year the credits are earned.

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

Recent Accounting Pronouncements

In January of 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. In December 2003, the FASB revised FIN 46 by issuing FIN 46R. In addition to conforming to previously issued Staff Positions, FIN 46R deferred the implementation date for certain variable interest entities. For all variable interest entities other than special purpose entities, the revised Interpretation is effective for periods ending after March 15, 2004. For variable interest entities meeting the definition of special purpose entities under earlier accounting rules, the Interpretation remains effective for periods ending after December 31, 2003. The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling interest through ownership of a majority voting interest in the entity. We have determined that we have no such instruments.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures in its balance sheet certain financial instruments with characteristics of both liabilities and equity. The objective of this Statement is to require issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a nonpublic company. For these instruments, this Statement is effective for existing or new contracts for fiscal periods beginning after December 15, 2003. We adopted SFAS No. 150 effective January 1, 2004 as required. The Adoption of this Standard had no effect on the financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs – An amendment of ARB No. 43, Chapter 4. SFAS No. 151 requires that abnormal amounts of idle facility expense, freight and/or handling, and wasted materials (spoilage) be recognized as current-period charges. It also requires that allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Adoption of this Standard is not expected to have a material effect on us.

In December 2004, the FASB issued an amendment to SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123R) which eliminates the ability to account for share-based compensation transactions using the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair value-based method. SFAS 123R will be effective for the Company beginning in July 2005. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date as well as for the unvested portion of awards existing as of the effective date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. As of the required effective date, the Company will apply SFAS 123R. Adoption of this Standard is not expected to have a material effect on us.

Stock Options

Until 2002, we had a stock-based employee compensation plan, which is described more fully in Note 11. We accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date.

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

	Years Ended December 31
	2004	2003	2002
	(Dollars in Thousands, Except Share and Per Share Data)
Net income available to common shareholders	$4,073	$3,398	$2,186
Basic common shares:
Weighted average shares outstanding	8,929,599	6,524,002	6,309,160
Diluted potential common shares:
Stock option equivalents	—	—	175,600
Diluted average shares outstanding	8,929,599	6,524,002	6,484,760
Basic earnings per share	$.46	$.52	$.35
Diluted earnings per share	$.46	$.52	$.34

Reclassifications

Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 financial statement presentation. These reclassifications had no effect on net earnings.

Note 2: Acquisition of Salient Systems, Inc.

On September 30, 2004, we completed the acquisition of Salient Systems, Inc. (Salient Systems) whereby we acquired 100% of the outstanding shares of Salient Systems for a total purchase price of $14,052,000, including the initial purchase price at September 30, 2004 of $12,790,000, a subsequent working capital adjustment of $758,000, paid in November 2004, and direct cash acquisition costs of approximately $504,000. The initial purchase price at September 30, 2004 of $12,790,000 consisted of $1,958,000 in cash, net of cash received of $2,526,000, the issuance of 933,274 shares of common stock valued at $7,186,000 and the issuance of promissory notes in the amounts of $1,120,000. The value of the 933,274 shares of common stock was determined based on our closing stock value on September 30, 2004 of $7.70 per share. Based on the merger agreement, in November 2004 we paid a working capital adjustment to the former Salient Systems’ shareholders in the amount of $758,000 which consisted of $303,000 in cash and the issuance of 50,503 shares of our common stock valued at $455,000. The value of the 50,503 shares of common stock was determined based on $9.00 per share, in accordance with the merger agreement. We feel that this acquisition will strengthen our global footprint in the growing market for Wayside Detection and Operating Asset Data Management systems as well as strengthen our friction management product line so that we can better serve our railway customers. Salient Systems is operated under the RMP segment and all its assets and liabilities are included in the RMP segment. The results of operations for Salient Systems have been included in the RMP segment and the consolidated financial statements since the date of acquisition.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, we accounted for the acquisition using the purchase method of accounting. Accordingly, the assets and liabilities from the acquisition of Salient Systems were adjusted to fair value at the date of the acquisition. In addition, all identified intangible assets were recorded at fair value and included as part of the net assets acquired. The fair values of intangible assets relating to the acquired technology were determined by an independent appraiser. The assets acquired included $13,376,000 of intangible assets other than goodwill. Of the $13,376,000 of acquired intangible assets, a value of $9,797,000 was assigned to their Wheel Impact Load Detector product technology and a value of $3,579,000 was assigned to their Railstress Monitor product technology. Due to the expectation that these acquired product technologies will continue to be enhanced, such that it is expected that some generation of this technology could be in use for as long as railroads operate, both of these identified intangible assets were recorded without determinable lives. Until some unidentified and unpredicted factor arises, the life of these intangible assets will continue to be indeterminable. As part of the transaction, we recorded

$1,692,000 of goodwill, which represents the excess purchase price over the fair value of net assets acquired. We will not be able to deduct any costs associated with the total identifiable intangible assets and goodwill for tax purposes. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and identified intangible assets without determinable lives will not be amortized, but will be evaluated for impairment annually. All intangible assets resulting from the acquisition are included in the RMP segment. The purchase price allocations are subject to adjustment and may be modified within one year from the acquisition. Subsequent changes are not expected to have a material effect on our consolidated financial position. In accordance with the terms of the merger agreement, we may be required to pay additional consideration, in the form of Portec Rail Products, Inc. common stock, based upon the future profitability of Salient Systems for Lthe years ended December 31, 2004, 2005 and 2006. Based on Salient Systems’ net income being below the threshold for an earn-out payment as defined in the merger agreement, no additional payments are due to former Salient Systems shareholders for 2004. In accordance with SFAS No. 141, Business Combinations, the Company does not accrue contingent consideration obligations prior to the attainment of the business objectives being achieved as set forth in the business combination. At December 31, 2004, the maximum potential future consideration, to be resolved over the following two years, is not determinable. Any such payments, if they are realized, would result in increases in goodwill.

The following summarizes the estimated fair values at the acquisition date:

September 30
2004
(In Thousands)
Cash and cash equivalents	$2,526
Accounts receivable, net	1,862
Inventories, net	765
Prepaid expenses and other current assets	44
Property, plant and equipment, net	72
Intangible assets	13,376
Goodwill	1,692

Total assets acquired	20,337

Accounts payable	$46
Accrued income taxes	32
Customer deposits	786
Accrued compensation	22
Other accrued liabilities	188
Deferred income taxes (current and long-term)	5,211

Total liabilities	6,285

Net assets acquired	$14,052

Pro Forma Financial Information – Salient Systems Acquisition

The following table presents the unaudited pro forma financial information of the Company including Salient Systems for the years ended December 31, 2004 and 2003, as if the acquisition had occurred on the first day of each period presented, after giving effect to certain purchase accounting adjustments. The pro forma adjustments include the elimination of certain officers’ salaries, elimination of acquisition related expenses, the recording of a bonus and consulting agreement and related income tax effects. The pro forma information is presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

	Years ended December 31
	2004	2003
	(Dollars in Thousands, Except Share
	and Per Share Data)
Pro forma net sales	$72,890	$62,168
Pro forma net income	5,012	4,575
Pro forma net income per basic and diluted share	$.52	$.61
Shares used for basic and diluted computation	9,585,445	7,457,336

Note 3: Acquisition of Kelsan Technologies Corp.

On November 30, 2004, we completed the acquisition of Kelsan Technologies Corp. (Kelsan) whereby we acquired 100% of the outstanding common and preferred shares of Kelsan for a total purchase price of $15,373,000, including estimated direct acquisition costs of $496,000. The aggregate cash purchase price was $15,373,000, of which $14,877,000 was financed with a seven-year term loan with a Canadian financial institution through a newly established wholly-owned subsidiary, 3094497 Nova Scotia Company (“Nova Scotia”). Although Nova Scotia is the actual borrower of the funds, Portec Rail Products, Inc. is the sole guarantor of the term loan with substantially all of its United States assets pledged as collateral, as well as approximately $1.5 million of cash pledged as collateral in the form of a United States Treasury Bill that matures in May 2005. We feel that this acquisition significantly strengthens and expands our total friction management product offerings by providing essential products and services to the railway industry. Kelsan is operated under our Canada segment and all assets and liabilities are included in the Canada segment. The results of operations for Kelsan have been included in the Canada segment and the consolidated financial statements since the date of acquisition.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, we accounted for the acquisition using the purchase method of accounting. Accordingly, the assets and liabilities from the acquisition of Kelsan were adjusted to fair value at the date of the acquisition. In addition, all identified intangible assets were recorded at fair value and included as part of the net assets acquired. The fair value of intangible assets related to the acquired technologies was determined by an independent appraiser. The assets acquired included $10,895,000 of intangible assets, other than goodwill. Of the $10,895,000 of acquired intangible assets, a value of $5,505,000 was assigned to their Stick friction modifier product technology which will be amortized on a straight-line basis over an estimated useful life 15 years; a value of $5,178,000 was assigned to their Keltrack ® liquid friction modifier product technology, which will be amortized on a straight-line basis over an estimated useful life of 28 years; and $212,000 was assigned to patent costs and will be amortized on a straight-line basis over an estimated useful life of 2 to 5 years. As part of the transaction, we recorded $4,100,000 of goodwill, which represents the excess purchase price over the fair value of net assets acquired. Of the total identifiable intangible assets and goodwill, $212,000 is expected to be deductible for tax purposes. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and identified intangibles without determinable lives will not be amortized, but will be evaluated for impairment annually. All intangible assets resulting from the acquisition are included in the Canada segment. The purchase price allocations are subject to adjustment and may be modified within one year from the acquisition. Subsequent changes are not expected to have a material effect on our consolidated financial position.

     The following summarizes the estimated fair values at the acquisition date:

November 30
2004
(In Thousands)
Cash and cash equivalents	$36
Accounts receivable, net	1,111
Inventories, net	1,269
Prepaid expenses and other current assets	325
Property, plant and equipment, net	444
Deferred income taxes (current and long-term)	2,125
Intangible assets	10,895
Goodwill	4,100

Total assets acquired	20,305

Current maturities of long-term debt	15
Accounts payable	593
Accrued income taxes	66
Customer deposits	7
Accrued compensation	118
Other accrued liabilities	366
Long-term debt, less current maturities	28
Deferred income taxes (current and long-term)	3,739

Total liabilities	4,932

Net assets acquired	$15,373

Pro Forma Financial Information – Kelsan Acquisition

The following table presents the unaudited pro forma financial information of the Company including Kelsan for the years ended December 31, 2004 and 2003, as if the acquisition had occurred on the first day of each period presented, after giving effect to certain purchase accounting adjustments. The pro forma adjustments include the elimination of certain administrative and officer salaries, the elimination of certain warehouse facility expense and certain operational employees, the elimination of certain duplicate administration costs, the elimination of acquisition related expenses, the elimination of inter-company transactions, the elimination of interest expense for certain long-term debt and preferred shares, the recording of a consulting agreement, the recording of interest expense for the debt incurred to finance the acquisition, the recording of amortization expense for deferred financing fees, the recording of amortization expense for acquired intangible assets, the recording of the related income tax effects for the above adjustments, the recording of a reduction in research and development tax credits, and the recording of income taxes. The pro forma information is presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

	Years ended December 31
	2004	2003
	(Dollars in Thousands, Except Share and Per
	Share Data)
Pro forma net sales	$75,611	$61,546
Pro forma net income	4,073	2,874

Pro forma net income per basic and diluted share	$.46	$.44

Shares used for basic and diluted computation	8,929,599	6,524,002

Note 4: Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. We generally do not require collateral for our trade accounts receivable. We continually evaluate our accounts receivable and adjust our allowance for doubtful accounts for changes in potential credit risk.

Accounts receivable consists of the following:

	December 31
	2004	2003
	(In Thousands)
Accounts receivable	$12,602	$8,144
Less allowance for doubtful accounts	150	45

Net accounts receivable	$12,452	$8,099

Note 5: Inventories

The major components of inventories are as follows:

	December 31
	2004	2003
	(In Thousands)
Raw materials	$8,972	$5,825
Work in process	357	363
Finished goods	9,822	7,056

	19,151	13,244
Less reserve for slow-moving and obsolete inventory	337	276

Net inventory	$18,814	$12,968

Note 6: Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31
	2004	2003
	(In Thousands)
Land	$1,054	$1,035
Buildings and improvements	8,327	7,712
Machinery and equipment	9,532	8,387
Office furniture and equipment	3,094	2,583

	22,007	19,717
Less accumulated depreciation	9,347	7,876

Net property and equipment	$12,660	$11,841

Total depreciation expense was approximately $1,488,000, $1,321,000 and $1,338,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 7: Goodwill and Intangible Assets

On September 30, 2004, we completed the acquisition of Salient Systems whereby we acquired 100% of their outstanding common shares (see Note 2). The assets acquired included $13,376,000 of intangible assets, other than goodwill. Of the $13,376,000 of acquired intangible assets, a value of $9,797,000 was assigned to their Wheel Impact Load Detector product technology and a value of $3,579,000 was assigned to their Railstress Monitor product technology. Both of these identified intangibles were recorded with indefinite lives. As part of the transaction, we recorded $1,692,000 of goodwill, which represents the excess purchase price over the fair value of net assets acquired.

On November 30, 2004, we completed the acquisition of Kelsan whereby we acquired 100% of their outstanding common and preferred shares (see Note 3). The assets acquired included $10,895,000 of intangible assets, other than goodwill. Of the $10,895,000 of acquired intangible assets, a value of $5,505,000 was assigned to their Stick friction modifier product technology which will be amortized on a straight-line basis over an estimated useful life of 15 years, a value of $5,178,000 was assigned to the Keltrack ® liquid friction modifier product technology which will be amortized on a straight-line basis over an estimated useful life of 28 years and $212,000 was assigned to patent costs which will be amortized on a straight-line basis over an estimated useful life of 2 to 5 years. The $4,100,000 of acquired goodwill represents the excess purchase price over the fair value of net assets acquired.

The changes in the carrying amounts of goodwill attributable to each segment at December 31, 2004 and 2003 are as follows:

	December 31,	Acquired	Foreign	December 31,
	2003	Goodwill	Exchange	2004
	(In Thousands)
RMP	$2,964	$1,692	$—	$4,656
SSD	265	—	—	265
Canada	440	4,100	(46)	4,494
United Kingdom	1,427	—	115	1,542

Total	$5,096	$5,792	$69	$10,957

	December 31,	Acquired	Foreign	December 31,
	2002	Goodwill	Exchange	2003
	(In Thousands)
RMP	$2,964	$—	$—	$2,964
SSD	265	—	—	265
Canada	440	—	—	440
United Kingdom	1,289	—	138	1,427

Total	$4,958	$0	$138	$5,096

The carrying basis and accumulated amortization of recognized intangible assets at December 31, 2004 are as follows:

	Amortization	Gross
	Period	Carrying	Accumulated	Net Carrying
	(in years)	Value	Amortization	Amount
	(In Thousands)
Amortizable intangible assets (Kelsan Acquisition):
Stick friction modifier product technology	15	$5,442	$(30)	$5,412
Keltrack® liquid friction modifier product technology	28	5,120	(15)	5,105
Patents	2 to 5	218	(5)	213
Deferred financing costs	5	80	(1)	79

Total	20.8	$10,860	$(51)	$10,809

Unamortizable intangible assets (Salient Systems Acquisition):

Wheel Impact Load Detector technology		$9,797	—	$9,797
Railstress Monitor technology		3,579	—	3,579

Total		$13,376	$0	$13,376

No significant residual value is estimated for these intangible assets. The carrying amounts and accumulated amortization were impacted by foreign currency translation adjustments. Aggregated amortization expense for the year ended December 31, 2004 totaled $52,000. This represents one-month of expense in 2004 related to the Kelsan acquisition.

The following table represents the total estimated amortization of intangible assets for the five succeeding years:

Estimated Amortization
For the Year Ended December 31,	Expense
(In Thousands)
2005	$620
2006	621
2007	612
2008	594
2009	574

Note 8: Long-Term Debt

Long-term debt consists of the following:

	December 31
	2004	2003
	(In Thousands)
National City Bank Credit Facility: (a)
Term loan facility	$14,710	$—
Revolving credit facility – United States	—	—
Revolving credit facility – Canada	834	811

Senior Credit Facility (former credit facility): (b)
Revolving credit facility	—	5,510
Term loan	—	1,225
2002 Term loan	—	625

United Kingdom loans: (c)
Term loan	211	338
Property loan	137	199
Quodeck acquisition loan	320	474
Overdraft credit facility	—	—

Overdraft credit facility (Kelsan) (d)	325	—
Salient Systems acquisition notes payable (e)	1,120	—
Equipment loans – Boone County Bank, Inc. (related party) (f)	—	73
Capitalized lease obligations	62	16

	17,719	9,271
Less current maturities	3,611	8,555

	$14,108	$716

(a) National City Bank Credit Facility

On November 30, 2004, we entered into a $25.0 million term loan and revolving credit facility with National City Bank and its Canadian affiliate that provides for acquisition financing along with supporting the working capital requirements of our United States business units and our Canadian operation near Montreal. Under this agreement, there are three separate borrowing components, a $7.0 million United States revolving credit facility, a $3.1 million ($3.75 million CDN) revolving credit facility for our Canadian operation located near Montreal, and an outstanding term loan of $14.9 million term under the $25.0 million total facility. As of December 31, 2004, we had the ability to borrow an additional $9.3 million under this facility, as the combined borrowings under the total facility cannot exceed $25.0 million. This agreement contains certain financial covenants that require us to maintain cash flow coverage and leverage ratios as well as maintaining minimum amounts of tangible net worth. This credit facility further limits capital expenditures, sales of assets, and additional indebtedness. We were in compliance with all of these financial covenants as of December 31, 2004.

National City Bank (Canada) Term Loan Facility:

To finance the acquisition of Kelsan Technologies Corp., on November 30, 2004 we borrowed $17.6 million Canadian dollars ($14.9 million U.S.) under the term loan facility through 3094497 Nova Scotia Company (“Nova Scotia”), a newly established wholly-owned subsidiary of Portec Rail Products, Inc. Although Nova Scotia is the actual borrower of the funds for tax purposes, Portec Rail Products, Inc. is the sole guarantor of the term loan with substantially all of our United States assets, including a $1.5 million United States Treasury Bill that matures in May 2005, pledged as collateral. Under this seven-year term loan, our monthly principal payments are $210,050 Canadian (approximately $175,000 U.S.). In addition, we have the option to direct outstanding borrowings under a Canadian prime lending rate option, a Canadian Banker’s Acceptance Equivalent Note (BA Note) option, or utilize a combination of both of these interest rate options at our discretion. Our interest rates under these options are the prevailing Canadian prime rate and BA Note interest rates plus an applicable margin of 1.25% to 1.75% under the prime rate option or 2.25% to 2.75% under the BA Note option. As of December 31, 2004, we had outstanding borrowings of $14.7 million that were entirely under the prime rate option, which accrued interest at the rate of 6.0%. This term loan matures on November 30, 2011.

National City Bank – United States Revolving Credit Facility:

Under the U.S. revolving credit facility, we can borrow up to $7.0 million to support the working capital requirements of our United States operations. Borrowings under this revolving credit facility can be in an amount up to 80% of the outstanding eligible accounts receivable, plus 50% of the aggregate value of eligible inventory, plus 50% of the value of the our outstanding net book value of property, plant and equipment, plus the $1.5 million United States Treasury Bill held as collateral. As of December 31, 2004 there were no outstanding borrowings under this facility. The Agreement also provides for standby and commercial letters of credit not to exceed $1.0 million. As of December 31, 2004, no standby or commercial letters of credit have been issued. This portion of the credit facility expires on September 30, 2007.

National City Bank (Canada) – Canadian Revolving Credit Facility:

On November 30, 2004, we renewed our Canadian revolving credit facility that was first established in March 2001, to support the working capital requirements of our Canadian subsidiary near Montreal. Maximum borrowings under this facility are $3.75 million Canadian dollars (approximately $3.1 million U.S.). Borrowings under the revolving credit facility can be in an amount up to 80% of the outstanding eligible accounts receivable plus 50% of the aggregate value of eligible inventory. Advances against eligible inventory are limited to $1.875 million Canadian dollars (approximately $1.6 million U.S.). The interest rate is the Canadian prime rate plus 1.0%. Borrowings on the revolving line of credit accrued interest at 5.25% and 5.50% at December 31, 2004 and 2003, respectively. The credit facility is secured by specific pledges of land, building, equipment, accounts receivable and inventory of our Canadian operation near Montreal. This portion of the credit facility is due upon demand and expires on November 30, 2005. Borrowings under this facility are included in current maturities of long-term debt.

(b) Senior Credit Facility (former credit facility)

On December 31, 1997, we entered into a $20.5 million loan and security agreement with National City Bank that was comprised of a $9.5 million revolving credit facility that was amended several times from its inception through 2004, a $9.0 million term loan and a $2.0 million mortgage loan. This Senior Credit Facility was replaced by the new $25.0 million credit facility with National City Bank in November 2004 as described above. Borrowings under this former credit facility accrued interest at 4.0% at December 31, 2003.

Effective March 1, 2002, the Senior Credit Facility debt agreement was amended whereby we executed a $1.25 million term loan (2002 Term Loan). This new 2002 Term Loan effectively reduced our former revolving credit facility from $7.5 million to $6.25 million. The 2002 Term Loan was repayable in 35 equal monthly principal installments of $25,000 beginning March 31, 2003 and maturing on February 28, 2006 with final payment due at that time. Borrowings on the 2002 Term Loan accrued interest at 4.0% at December 31, 2003.

As a result of our initial public offering, all outstanding loans under the Senior Credit Facility were repaid in January 2004. Therefore, at December 31, 2003, we have classified all of the outstanding balances related to this former facility as a current liability.

(c) United Kingdom Loans

Term Loan:

In connection with a plant expansion, our United Kingdom subsidiary entered into a £300,000 ($466,000 U.S.) term loan with a financial institution in the United Kingdom. The term loan is repayable in equal monthly installments and has a maturity date of July 31, 2010. The interest rate is the financial institution’s base rate plus 2.25%. Borrowings on the term loan accrued interest at 7.0% and 5.75% at December 2004 and 2003, respectively.

Property Loan:

In connection with the acquisition of Conveyors International Ltd., Torvale Fisher Limited, a wholly-owned subsidiary of Portec Rail Products (UK) Ltd., entered into a property loan and an acquisition loan with a financial institution in the United Kingdom. The £400,000 ($664,000 U.S.) property loan is repayable in equal monthly installments and has a maturity date of March 31, 2009. The interest rate is the financial institution’s base rate plus 2.25%. Borrowings on the property loan accrued interest at 7.0% and 5.75% at December 31, 2004 and 2003, respectively. The £1.3 million (approximately $2.2 million U.S.) Conveyors acquisition loan was repayable in equal monthly installments and had a maturity date of March 31 2004. The interest rate was the financial institution’s base rate plus 2.25%. The acquisition loan was paid in full during July 2003.

Quodeck Acquisition Loan:

In connection with the acquisition of the assets of Quodeck Ltd., our United Kingdom subsidiary entered into a £300,000 ($471,000 U.S.) term loan with a financial institution in the United Kingdom. The Quodeck acquisition loan is repayable in equal monthly installments beginning in September 2003 and has a maturity date of September 10, 2006. The interest rate is the financial institution’s base rate plus 1.75%. Borrowings on the Quodeck acquisition loan accrued interest at 6.5% and 5.25% at December 31, 2004 and 2003, respectively.

Overdraft Credit Facility:

Our United Kingdom subsidiary also has a £400,000 (approximately $767,000 U.S.) overdraft facility on its primary bank account with a financial institution in the United Kingdom. The purpose of the overdraft facility is to provide for working capital requirements. The interest rate on the overdraft facility is the financial institution’s base rate plus 1.625%. For any borrowings in excess of £400,000 that the financial institution approves, the interest rate is the financial institution’s base rate plus 6.75%. This credit facility is due upon demand, and borrowings under this facility are included in current maturities of long-term debt. The overdraft credit facility expires on March 19, 2005. There were no borrowings outstanding under this facility at December 31, 2004 or 2003.

The United Kingdom loans are collateralized by substantially all of the assets of Portec Rail Products (UK) Ltd. and its wholly-owned subsidiaries. In addition, the loans contain certain covenants, which require our United Kingdom subsidiaries to maintain a minimum tangible net worth, cash flow coverage, and also limit additional borrowings. The covenants also prohibit payments of dividends to the United States parent company and further limits capital expenditures by our United Kingdom subsidiaries.

(d) Kelsan Working Capital Overdraft Credit Facility

In connection with the acquisition of Kelsan Technologies Corp. on November 30, 2004, we assumed a $750,000 Canadian dollar (approximately $625,000 U.S.) overdraft credit facility with a local financial institution to support the working capital requirements of our new Vancouver operation. This credit facility is secured by a general security agreement granting a first security interest in all the assets of Kelsan. As of December 31, 2004, outstanding borrowings were $390,000 Canadian dollar (approximately $325,000 U.S.) and we had the ability to borrow up to the maximum value of the facility. The interest rate is the Canadian prime rate plus 1.25%. The outstanding borrowings on this facility accrued interest at 5.5% as of December 31, 2004. This credit facility is due upon demand, and borrowings under this facility are included in current maturities of long-term debt. This credit facility is reviewed on an annual basis and has a current maturity date of December 31, 2005.

(e) Salient Systems Acquisition Notes Payable

In connection with the acquisition of Salient Systems on September 30, 2004, we executed two promissory notes (Salient Systems acquisition notes payable). One promissory note was executed with Harold Harrison, the founder and former President and Chief Executive Officer of Salient Systems. This promissory note, in the aggregate principal amount of $1,064,000 is due to Mr. Harrison in four equal, annual installments of $266,000 beginning January 3, 2006 and ending January 3, 2009. A second promissory note was executed with Falls River Group, LLC, which acted as a financial advisor to Salient Systems. This promissory note, in the aggregate principal amount of $56,000 is due to Falls River Group, LLC in four equal, annual installments of $14,000 beginning January 3, 2006 and ending January 3, 2009. The unpaid principal balance of the promissory notes accrues interest at the prime rate as published in the Wall Street Journal. All accrued and unpaid interest is payable annually beginning January 3, 2006. The outstanding balance on the promissory notes accrued interest at 5.0% as of December 31, 2004. At December 31, 2004, we had accrued interest of $14,000 related to these promissory notes.

(f) Equipment Loans — Boone County Bank, Inc. (Related Party)

As a result of our initial public offering, all outstanding notes payable balances to Boone County Bank, Inc. were repaid in January 2004. Therefore, at December 31, 2003, we classified outstanding notes payable balances related to Boone as a current liability.

Future Maturities of Long-Term Debt

Future maturities of long-term debt are as follows:

(In Thousands)
2005	$3,611
2006	2,652
2007	2,451
2008	2,421
2009	2,381
Thereafter	4,203

Total	$17,719

Note 9: Retirement Plans

Defined Contribution Plans

We maintain a qualified defined contribution 401(k) plan covering substantially all United States employees. Under the terms of the plan, prior to January 1, 2004 we could contribute up to 30% of the first 6% of each employee’s contributed compensation. In August 2003, in conjunction with freezing our defined benefit plan, we amended the defined contribution plan for all United States employees by providing a non-elective Company contribution for all eligible employees and increasing our matching contribution that is tied to pre-tax profits of our United States divisions. Under the terms of the amendment, we may contribute 3% of each employee’s compensation as a non-elective contribution and may also contribute up to 50% of the first 6% of each employee’s compensation contributed to the plan as an annual profit sharing match. The effective date of the amendment was January 1, 2004. Total expense that we recorded for non-elective and matching contributions was approximately $239,000 for the year ended December 31, 2004. Total expense that we recorded for matching contributions was approximately $39,000 and $34,000 for the years ended December 31, 2003 and 2002, respectively.

At our Canadian operation near Montreal, we also maintain a defined contribution plan covering all non-union employees. Under the terms of the Canadian plan, we may contribute 4% of each employee’s compensation as a non-elective contribution and may also contribute 30% of the first 6% of each employee’s compensation contributed to the plan. Total expense that we recorded for non-elective and matching contributions for the Canadian defined contribution plan was approximately $53,000, $45,000 and $32,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

We also maintain a defined contribution pension plan covering all United Kingdom employees not participating in one of the United Kingdom defined benefit plans. These benefits are provided under no formal written agreement. Under the terms of the defined contribution plan, we may make non-elective contributions of between 3% and 7.5% of each employee’s compensation. There are no Company matching contributions. Total expense that we recorded for the United Kingdom defined contribution pension plan contributions was approximately $89,000, $60,000 and $42,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

United States Defined Benefit Plan:

We maintain a noncontributory defined benefit plan that covers substantially all of our United States employees, former employees and retirees. Benefits under the plan were based on years of service for hourly employees. For salaried employees, benefits under the plan were based on years of service and the employee’s average compensation during defined periods of service. In August 2003, we amended our United States defined benefit plan by freezing the benefits accrued for all participants effective December 31, 2003, and preventing new enrollments after December 31, 2003. Our future net periodic pension cost and plan funding will be dependent upon the performance of plan assets. The loss on curtailment recognized during the period ended December 31, 2003, was approximately $47,000. Our funding policy is to make minimum annual contributions as required by applicable regulations. In February 2004, we made our first required minimum contribution to this plan in the amount of approximately $147,000. No other minimum contribution was required by the plan for 2004 and we do not anticipate any contributions will be made to the plan during 2005.

United Kingdom Defined Benefit Plans:

In September 2003, we amended the Portec Rail and Conveyors plans by freezing the benefits accrued for all participants effective December 31, 2003. Our future net periodic pension cost and plan funding will be dependent upon the performance of plan assets. Effective with this amendment, we will now be solely responsible for meeting the minimum funding requirements to maintain these plans. The unrecognized transition gain for the Portec Rail plan of $580,000 and for the Conveyors plan of $108,000 will continue to be amortized over the average remaining service period of employees in the plan.

Portec Rail Products (UK) Limited Pension Plan (Portec Rail Plan):

We maintain a contributory defined benefit plan in the United Kingdom, the Portec Rail Products (UK) Limited Pension Plan (Portec Rail plan). The Portec Rail plan covers some of our active employees, our former employees and retirees and has been frozen to new entrants since April 1, 1997. Benefits under the Portec Rail plan were based on years of service and eligible compensation during defined periods of service. Prior to 2004, our funding policy for the Portec Rail plan was to contribute approximately 10% of each active employee’s eligible compensation to the plan along with each active employee also contributing to the plan at 3% of eligible compensation. Beginning in 2004, our funding policy for the Portec Rail plan is to contribute the greater of, either £12,000 ($23,000) per year or the minimum annual contribution required by applicable regulations. Our total contribution into the Portec Rail plan amounted to approximately $41,000, $90,000 and $91,000 for the years ended December 31, 2004, 2003 and 2002, respectively. We expect to contribute £12,000 ($23,000) to the Porte Rail plan during 2005.

Conveyors International Limited Pension Plan (Conveyors Plan):

We also maintain another contributory defined benefit plan in the United Kingdom, the Conveyors International Limited Pension Plan (Conveyors plan). After January of 2002, the Conveyors plan covers only former employees. Benefits under the Conveyors plan were based on years of service and eligible compensation during defined periods of service. Our funding policy for the Conveyors plan is to make minimum annual contributions required by applicable regulations. No contributions were made to the Conveyors plan for the years ended December 31, 2004 and 2003, and $5,000 was contributed to this plan in 2002. Our future net periodic pension cost and plan funding will be dependent upon the performance of plan assets. We do not expect to make any contributions to the Conveyor’s plan during 2005.

United States Defined Benefit Plan

We use a December 31 measurement date for the United States defined benefit pension plan. The funded status of our United States defined benefit pension plan is as follows for the periods ended:

	December 31
	2004	2003
	(In Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$8,574	$8,610
Service cost	—	194
Interest cost	512	565
Plan amendment (curtailment)	—	(891)
Actuarial loss	222	589
Benefits paid	(477)	(493)

Benefit obligation at end of year	8,831	8,574

Change in plan assets:
Fair value of plan assets at beginning of year	7,508	6,730
Actual return on plan assets	562	1,271
Employer contributions	147	—
Benefits paid	(477)	(493)

Fair value of plan assets at end of year	7,740	7,508

Funded status of the plan	(1,091)	(1,066)
Unrecognized net actuarial loss	2,218	1,846

Prepaid benefit cost	$1,127	$780

Accumulated Benefit Obligation	$8,831	$8,574

Amounts recognized in the balance sheets:
Accrued benefit liability	$(1,091)	$(1,066)
Accumulated other comprehensive loss	2,218	1,846

Net amount recognized at December 31	$1,127	$780

The weighted average assumptions used to determine the benefit obligation are as follows for the periods ended:

	December 31
	2004	2003

Discount rate	5.90%	6.25%
Rate of compensation increase	N/A	N/A

The weighted-average assumptions used for determining net periodic pension cost are as follows for the periods ended:

	December 31
	2004	2003	2002

Discount rate	5.90%	6.25%	6.75%
Expected return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increase	N/A	N/A	4.00%

The components of net periodic pension (benefit) cost are as follows for the years ended December 31, 2004, 2003 and 2002:

	December 31
	2004	2003	2002
	(In Thousands)
Service cost	$—	$194	$159
Interest cost	512	565	546
Expected return on plan assets	(712)	(767)	(708)
Amortization of transition and prior service cost	—	3	3
Effect of curtailment	—	47	—

Pension (benefit) cost	$(200)	$42	$0

We have estimated the long-term rate of return on plan assets based primarily on historical returns on plan assets, adjusted for changes in target portfolio allocations and recent changes in long-term interest rates based on publicly available information.

Plan assets are held by a trust company as trustee, which invests the plan assets in accordance with the provisions of the trust agreement and investment objective guidelines. These plan documents permit investment in cash/money market funds, U.S. fixed income securities and equity securities; based on certain target allocation percentages.

Asset allocation is primarily based on a strategy to provide stable earnings while still permitting the plan to recognize potentially higher returns through investment in equity securities within the prescribed guidelines. The target asset allocation percentages for 2004 and 2003 are as follows:

Pension Benefits
Cash/money market funds	0 – 10%

U.S. fixed income securities	20 – 40%

Equity securities	60 – 80%

Plan assets are re-balanced at least quarterly. At December 31, 2004 and 2003, plan assets by category are as follows:

	Pension Benefits
	2004	2003

Cash/money market funds	3%	1%
U.S. fixed income securities	27	28
Equity securities	70	71

	100%	100%

The following estimated future benefit payments are expected to be paid, under the United States defined benefit pension plan:

Pension Benefits
(In Thousands)
2005	$508
2006	518
2007	536
2008	570
2009	583
2010 - 2014	2,902

United Kingdom Defined Benefit Plans

We use an October 31 measurement date for the United Kingdom defined benefit pension plans. The funded status of our United Kingdom defined benefit pension plans is as follows for the years ended December 31:

	Portec Rail	Conveyors	Portec Rail	Conveyors
	Plan	Plan	Plan	Plan
	2004	2004	2003	2003
	(In Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$4,492	$659	$2,893	$682
Service cost	28	—	103	—
Interest cost	273	40	183	42
Plan amendment (curtailment)	—	—	(126)	(17)
Actuarial loss (gain)	805	51	1,115	(112)
Benefits paid	(117)	—	(76)	—
Foreign currency translation adjustments	397	56	400	64

Benefit obligation at end of year	5,878	806	4,492	659

Change in plan assets:
Fair value of plan assets at beginning of year	3,422	821	2,559	682
Actual return on plan assets	292	57	507	62
Employer contributions	41	—	90	—
Employee contributions	—	—	29	—
Benefits paid	(117)	—	(76)	—
Foreign currency translation adjustments	279	67	313	77

Fair value of plan assets at end of year	3,917	945	3,422	821

Funded status of the plan	(1,961)	139	(1,070)	162
Unrecognized net actuarial loss	2,998	190	2,078	107
Unrecognized transition gain	(568)	(106)	(580)	(108)

Prepaid benefit cost	$469	$223	$428	$161

Accumulated Benefit Obligation	$5,878	$806	$4,492	$659

Amounts recognized in the balance sheets:
Prepaid benefit cost	$—	$223	$—	$161
Accrued benefit liability	(1,961)	—	(1,070)	—
Accumulated other comprehensive loss	2,430	—	1,498	—

Net amount recognized at December 31	$469	$223	$428	$161

The weighted-average assumptions used to determine the benefit obligation are as follows for the periods ended:

	December 31
	2004	2003

Discount rate	5.65%	5.75%
Rate of compensation increase	N/A	N/A

The weighted-average assumptions used for determining net periodic pension cost are as follows for the years ended December 31:

	December 31
	2004	2003	2002

Discount rate	5.65%	5.75%	6.00%
Expected return on plan assets	8.00%	8.00%	7.70%
Rate of compensation increase	N/A	N/A	3.00%

The components of net periodic pension cost (benefit) are as follows for the years ended December 31:

	Portec Rail	Conveyors	Portec Rail	Conveyors	Portec Rail	Conveyors
	Plan	Plan	Plan	Plan	Plan	Plan
	2004	2004	2003	2003	2002	2002
	(In Thousands)
Service cost	$28	$—	$103	$—	$85	$18
Less employee contributions	—	—	(29)	—	(27)	(1)
Interest cost	273	40	183	42	175	32
Expected return on plan assets	(288)	(68)	(202)	(54)	(212)	(54)
Amortization of transition amount	(55)	(10)	(49)	(9)	(45)	(8)
Amortization of unrecognized loss (gain)	76	(10)	28	(5)	25	(4)

Pension cost (benefit)	$34	$(48)	$34	$(26)	$1	$(17)

We have estimated the long-term rate of return on plan assets based primarily on historical returns on plan assets, adjusted for changes in target portfolio allocations and recent changes in long-term interest rates based on publicly available information.

Plan assets invested by the Trustees in accordance with a written Statement of Investment Principles. This statement permits investment in equities, corporate bonds, U.K. Government securities, commercial property and cash, based on certain target allocation percentages.

Asset allocation is primarily based on a strategy to provide steady growth without undue fluctuations. The target asset allocation percentages for 2004 and 2003 are as follows:

	Portec Rail	Conveyors
	Plan	Plan

Equity securities	Up to 100%	Up to 100%
Commercial property	Not to exceed 50%	Not to exceed 50%
U.K. Government securities	Not to exceed 50%	Not to exceed 50%
Cash	Up to 100%	Up to 100%

The plan assets by category for the years ended December 31, 2004 and 2003 are as follows:

	Portec Rail	Conveyors	Portec Rail	Conveyors
	Plan	Plan	Plan	Plan
	2004	2004	2003	2003
Equity securities	66%	20%	66%	48%
Corporate Bonds	11	35	10	36
Commercial property	10	42	9	10
U.K. Government securities	13	—	13	—
Cash	—	3	2	6

	100%	100%	100%	100%

The following estimated future benefit payments are expected to be paid, under the United Kingdom defined benefit plans:

	Portec Rail	Conveyors
	Plan	Plan
	(In Thousands)	(In Thousands)
2005	$98	$—
2006	127	—
2007	142	10
2008	152	10
2009	175	12
2010 – 2014	1,305	58

Note 10: Accumulated Other Comprehensive Loss

			Accumulated
	Currency	Minimum	Other
	Translation	Pension	Comprehensive
	Adjustment	Liability	Income (Loss)
	(In Thousands)
Balance at January 1, 2002	$(766)	$(260)	$(1,026)
Net change	394	(1,356)	(962)

Balance at December 31, 2002	(372)	(1,616)	(1,988)
Net change	1,198	(577)	621

Balance at December 31, 2003	826	(2,193)	(1,367)
Net change	880	(882)	(2)

Balance at December 31, 2004	$1,706	$(3,075)	$(1,369)

The income tax benefit (expense) associated with the currency translation adjustment included in accumulated other comprehensive income for other non-U.S. subsidiaries was approximately $(1,046,000), $(506,000) and $244,000 at December 31, 2004, 2003 and 2002, respectively. The income tax benefit associated with the minimum pension liability included in accumulated other comprehensive income was approximately $1,572,000, $1,151,000 and $912,000 at December 31, 2004, 2003 and 2002, respectively.

Note 11: Stock Option Plan

On January 12, 1998, we granted 360,000 stock options to management employees. The options were required to be exercised over a five-year period from the date of grant at an exercise price of $1.25 per share. During 2002, there were 309,600 stock options available to be exercised and 273,120 options were exercised. All unexercised options expired on December 10, 2002.

We have elected to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for our stock options to management. Under APB Opinion No. 25, because the exercise price of our stock options was greater than the market price of the underlying common stock on the date of grant and the number of shares was fixed and known, no compensation expense was recognized. Since all the options vested in 1998, there is no pro forma effect on net income for the year ending December 31, 2002.

Note 12: Income Taxes

Income tax expense consists of the following:

	Years Ended December 31
	2004	2003	2002
	(In Thousands)
Income taxes:
Current:
Federal	$737	$825	$666
State	158	154	86
Foreign	690	799	661

	1,585	1,778	1,413

Deferred:
Federal	356	31	(13)
State	63	5	(2)
Foreign	(1)	(30)	(86)

	418	6	(101)

	$2,003	$1,784	$1,312

A reconciliation of U.S. income tax computed at the statutory rate and actual expense is as follows:

	Years Ended December 31
	2004	2003	2002
	(In Thousands)
Amount computed at statutory rate	$2,066	$1,762	$1,189
State and local taxes less applicable federal income tax	146	107	55
Incremental tax on foreign operations	(109)	(72)	(51)
Effect of foreign tax credit expirations	84	—	—
Decrease in valuation reserve	(84)	—	—
Other	(100)	(13)	119

	$2,003	$1,784	$1,312

The components of the net deferred tax assets and liabilities are as follows:

	December 31
	2004	2003
	(In Thousands)
Deferred tax liabilities:
Property and equipment	$1,097	$1,345
Goodwill and intangible assets	9,457	597
Long-term contracts	287	—
Foreign currency translation	1,046	506
Other	119	—

Total deferred tax liabilities	12,006	2,448

Deferred tax assets:
Minimum pension liability	1,572	1,151
Inventory reserves	86	85
Accrued expenses	86	111
Accounts receivable	52	7
Uniform capitalization	202	188
Foreign tax credit carryforward	201	285
Foreign operating losses and research expenditures	1,737	—
Other	54	45

Total deferred tax assets	3,990	1,872
Valuation allowance	(111)	(195)

Net deferred tax assets	3,879	1,677

Net deferred tax liabilities	$8,127	$771

The above net deferred tax liability is presented on the balance sheet as follows:

	December 31
	2004	2003
	(In Thousands)
Deferred tax asset – current	$762	$401
Deferred tax liability – long-term	8,889	1,172

Net deferred tax liability	$8,127	$771

Our foreign tax credit carry forwards expire from 2004 to 2006.

At December 31, 2004 and 2003, we had approximately ($1,049,000) and $279,000, respectively, of net deferred tax assets (liabilities) located outside of the United States.

As result of the November 30, 2004 Kelsan acquisition, at December 31, 2004, we have approximately $3,845,000 of non-capital losses for income tax purposes, which are only available to offset the taxable income of Kelsan in future years. These losses expire as follows:

(In Thousands)
2005	$406
2006	1,045
2007	538
2014	1,856

Total	$3,845

In addition, as a result of the November 30, 2004 Kelsan acquisition, we have approximately $991,000 of scientific research and development expenditures available for unlimited carry forward and approximately $198,000 of net operating losses for U.S. income tax purposes, which begin to expire in 2012. Both of these carry forwards are only available to offset the taxable income of Kelsan in future years.

Note 13: Commitments and Contingencies

Lease Commitments

We lease certain facilities, automobiles and office equipment. These leases are subject to renewal options for varying periods. Future minimum payments under noncancelable operating leases with initial or remaining terms of one year or more consist of the following:

(In Thousands)
2005	$979
2006	964
2007	793
2008	312
2009	216
Thereafter	739

Total minimum lease payments	$4,003

Operating lease expense under such arrangements was approximately $860,000, $785,000 and $734,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Litigation

We are involved from time to time in lawsuits that arise in the normal course of business. We actively and vigorously defend all lawsuits. We are named with other defendants in an environmental lawsuit. The plaintiff seeks to recover costs, which it has incurred to investigate and remediate its own property as required by the New York State Department of Environmental Conservation (NYSDEC). We have not been named as a liable party by the NYSDEC and believe we have no liability to the plaintiff in the case. We filed a motion of summary judgment seeking a ruling to have us dismissed from the case. On November 6, 2003, a motion of summary judgment was granted and we were dismissed as a defendant from the case. On March 25, 2004, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit. All briefs on appeal were filed in late 2004, but the Second Circuit has not yet scheduled oral argument. If the plaintiff prevails on appeal, we may be reinstated as a defendant and ongoing litigation may be protracted, and we will incur additional ongoing legal expenses, which are not estimable at this time.

Note 14: Segments, Geographic and Major Customer Financial Information

Segments

We operate four business segments consisting of Railway Maintenance Products Division (RMP), Shipping Systems Division (SSD), 3094497 Nova Scotia Company (Canada) and Portec Rail Products (UK) Ltd. (United Kingdom), along with a corporate functional shared service. The presentation of segment information reflects the manner in which we organize and manage our segments by geographic areas for making operating decisions, assessing performance and allocating resources. Intersegment sales are accounted for at arm’s-length prices, reflecting prevailing market conditions within the United States, Canada and the United Kingdom. Such sales and associated costs are eliminated in the consolidated financial statements. With the acquisition of Salient Systems on September 30, 2004 this business unit is operated under the RMP segment and all assets and liabilities of Salient Systems are included in the RMP segment. The results of operations for Salient Systems have been included in the RMP segment and the consolidated financial statements since the September 30, 2004 acquisition date. In conjunction with the Kelsan acquisition, we established a new Canadian subsidiary, 3094497 Nova Scotia Company (Nova Scotia) and transferred ownership of Portec, Rail Products Ltd. to Nova Scotia. Portec, Rail Products Ltd. is now a wholly-owned indirect Canadian subsidiary and Nova Scotia is our wholly-owned Canadian subsidiary. Nova Scotia was established to provide a legal structure for our Canadian subsidiaries that would provide the most advantageous tax benefits under both Canadian and United States income tax laws. With the acquisition of Kelsan on November 30, 2004, this business unit is operated under our Canadian segment and all assets and liabilities of Kelsan are included in the Canada segment. The results of operations for Kelsan have been included in the Canada segment and the consolidated financial statements since the November 30, 2004 acquisition date.

Railway Maintenance Products Division (RMP) The RMP segment manufactures and assembles track components and related products, friction management products, railway wayside data collection and data management systems and provides services to railroads, transit systems and railroad contractors. RMP is also a distributor and reseller of purchased track components and lubricants manufactured by third parties. The manufactured and assembled track component and friction management products consist primarily of standard and insulated rail joints, friction management systems, and wayside data collection and data management systems. The purchased and distributed products consist primarily of various lubricants. The friction management products are aimed at rail customers to help them achieve cost savings primarily through reduced rail wear, wheel wear and fuel usage in order to be more competitive. The manufactured and assembled track components, such as rail joints, are used for rail replacement or repair.

Shipping Systems Division (SSD) The SSD segment engineers and sells securement systems primarily to the railroad freight car market. These systems are used to secure a wide variety of products and lading onto freight cars. Independent subcontractors produce most of our manufactured products; however, beginning in 2002, RMP began to perform some of the assembly functions related to this product line.

3094497 Nova Scotia Company (Canada) Our Montreal operation manufactures rail anchors and rail spikes and assembles friction management products, primarily for the two largest Canadian railroads. Rail anchors and rail spikes are devices to secure rails to the ties to restrain the movement of the rail. In addition, the Canada segment includes Kelsan, located in Vancouver, British Columbia.. Through its technology and manufacturing facility in Vancouver, Kelsan engineers and manufactures stick friction modifiers and related application systems. Kelsan’s liquid friction modifier, Keltrack®, is subcontracted to an independent contractor. Friction modifiers are water-based liquids that contain a suspension of active friction modifier materials that help reduce friction and noise while being applied on top of the rail without impacting a train’s braking or traction capabilities. The friction management products are aimed at our rail customers to help them achieve cost savings primarily through reduced rail wear, wheel wear and fuel usage in order to be more competitive.

Portec Rail Products (UK) Ltd. (United Kingdom) The United Kingdom segment operates and serves customers in two markets. In the rail market, the major product line is friction management products and services that primarily serve the United Kingdom passenger rail network. In the material handling market, the major product lines are overhead and floor conveyor systems and racking and mezzanine flooring systems. The end users of the material handling products are primarily United Kingdom-based customers in the manufacturing, distribution, garment and food industries.

	Years Ended December 31
	2004	2003	2002
	(In Thousands)
External Sales
RMP	$34,593	$27,825	$24,645
SSD	4,675	4,323	3,441
Canada	15,363	12,135	10,596
United Kingdom	14,806	13,281	11,399

Total	$69,437	$57,564	$50,081

Intersegment Sales
RMP	$1,404	$1,473	$1,586
SSD	—	7	—
Canada	2,085	2,011	1,345
United Kingdom	31	60	27

Total	$3,520	$3,551	$2,958

Total Sales
RMP	$35,997	$29,298	$26,231
SSD	4,675	4,330	3,441
Canada	17,448	14,146	11,941
United Kingdom	14,837	13,341	11,426

Total	$72,957	$61,115	$53,039

Operating Income (Loss)
RMP	$4,871	$3,776	$3,365
SSD	674	514	144
Canada	1,650	1,767	1,204
United Kingdom	740	742	618
Corporate	(1,681)	(1,179)	(1,181)

Total	6,254	5,620	4,150

Interest Expense	203	353	530
Other (Income) Expense, net	(25)	85	122

Income Before Income Taxes	$6,076	$5,182	$3,498

	Years Ended December 31
	2004	2003	2002
	(In Thousands)
Depreciation and Amortization
RMP	$682	$618	$721
SSD	11	12	15
Canada	416	310	392
United Kingdom	489	455	373
Corporate	6	4	66

Total	$1,604	$1,399	$1,567

Total Assets
RMP	$40,060	$17,462
SSD	1,699	1,525
Canada	32,504	10,194
United Kingdom	10,532	9,577
Corporate	3,830	1,629

Total	$88,625	$40,387

Capital Expenditures
RMP	$470	$508	$276
SSD	25	28	3
Canada	483	76	122
United Kingdom	64	73	356
Corporate	14	—	5

Total	$1,056	$685	$762

Geographic information for sales, based on country of destination, and assets, based on country of location, is as follows:

	Years Ended December 31
	2004	2003	2002
	(In Thousands)
External Sales
United States	$35,499	$28,381	$25,920
Canada	16,273	14,881	12,375
United Kingdom	12,204	10,981	9,999
Other	5,461	3,321	1,787

Total	$69,437	$57,564	$50,081

Total Assets
United States	$45,589	$20,616	$18,448
Canada	32,504	10,194	6,843
United Kingdom	10,532	9,577	9,563

Total	$88,625	$40,387	$34,854

Major Customers

Our largest customers are North American Class I railroads. Our products are also sold to a variety of regional and short-line railroads, rail transit systems, and original equipment manufacturers for the material handling market in the United Kingdom. Our two largest customers represented approximately 21%, 24% and 23% of our sales for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003, our two largest customers represented approximately 10% and 30%, respectively, of our total accounts receivable.

Note 15: Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in Thousands, Except Per Share Data)
2004
Revenue	$15,193	$18,513	$17,023	$18,708
Gross Profit	3,871	5,430	4,488	5,928
Net Income	657	1,464	976	976
Earnings per Share:
Basic	$.08	$.17	$.11	$.10
Diluted	.08	.17	.11	.10

2003
Revenue	$14,130	$17,696	$12,911	$12,827
Gross Profit	4,159	4,971	3,854	3,594
Net Income	818	1,292	750	538
Earnings per Share:
Basic	$.13	$.20	$.11	$.08
Diluted	.13	.20	.11	.08

2002
Revenue	$12,755	$14,433	$12,598	$10,295
Gross Profit	3,351	3,924	3,399	3,050
Net Income	521	786	559	320
Earnings per Share:
Basic	$.08	$.12	$.09	$.05
Diluted	.08	.12	.09	.05

The sums of the quarterly earnings per share do not equal annual amounts due to differences in the weighted-average number of shares outstanding during the respective periods.

Note 16: Financial Instruments

We are exposed to market risk due to changes in currency exchange rates and interest rates. We currently do not utilize hedging or derivatives to offset these risks.

Currency Exchange Risk

Occasionally, we are exposed to currency exchange risk from transactions we enter into with customers whereby we settle in a currency other than our primary currency. Our primary foreign currency exposures in relation to the U.S. dollar are the British pound sterling and the Canadian dollar.

The amount of transactions and the currency exchange differences that we recorded for reported years and periods were not significant.

Interest Rate Risk

We have approximately $17,719,000 of debt. Substantially all of this debt is variable rate and adjusts based upon an underlying index such as LIBOR or Bankers Acceptance Notes.

Note 17: Certain Significant Estimates

Our estimates that influence the financial statements are normally based on knowledge and experience about past and current events and assumptions about future events. The following estimates affecting the financial statements are particularly sensitive because of their significance, and it is at least reasonably possible that a change in these estimates will occur in the near term.

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

Goodwill and Other Intangible Assets

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

We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. We measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires that we make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.

Income Taxes

As a Company with international operations, we record an estimated liability or benefit for income taxes and other taxes based on what we determine will likely be paid in various jurisdictions in which we operate. We use our best judgment in the determination of these amounts. However, the liabilities ultimately realized and paid are dependent on various matters including the resolution of the tax audits in the various affected tax jurisdictions and may differ from the amounts recorded. An adjustment to the estimated liability would be recorded through income in the period in which it becomes probable that the amount of the actual liability differs from the recorded amount.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Portec Rail Products, Inc.
Pittsburgh, Pennsylvania

We have audited the accompanying consolidated balance sheets of Portec Rail Products, Inc and Subsidiaries (Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

February 11, 2005
Evansville, Indiana

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The disclosure called for by this Item 9 is incorporated from the Company’s registration statement on Form S-1 filed with the SEC on November 6, 2003 (Registration No. 333-110288), as amended.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated herein by reference is the information set forth under the caption “Election of Directors” in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2004 (“2005 Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the information set forth under the caption “Election of Directors” in the 2005 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated herein by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners” and certain information regarding stock ownership under the caption “Election of Directors” in the 2005 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the information set forth under the caption “Election of Directors” in the 2005 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item is incorporated herein by reference to the information with respect to principal accountant fees and services set forth under the caption “Ratification of Appointment of Auditors” in the 2005 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1)	Financial Statements

•	Consolidated Balance Sheets, December 31, 2004 and 2003

•	Consolidated Statements of Income, Years Ended December 31, 2004, 2003 and 2002

•	Consolidated Statements of Shareholders’ Equity, Years Ended December 31, 2004, 2003 and 2002

•	Consolidated Statements of Cash Flows, Years Ended December 31, 2004, 2003 and 2002

•	Notes to Consolidated Financial Statements.

•	Report of Independent Registered Public Accounting Firm

(a)(2)	Financial Statement Schedules

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3)	Exhibits

3.1	Articles of Incorporation of Portec Rail Products, Inc., as amended*

3.2	Bylaws of Portec Rail Products, Inc.*

4	Form of Common Stock Certificate*

14	Code of Ethics**

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 under the Securities Act of 1933, filed with the SEC on November 6, 2003, as amended (Registration No. 333-110288).

**	Incorporated by reference to previously filed Form 10-K for the year ended December 31, 2003.

(b)	The exhibits listed under (a)(3) above are filed herewith.

(c)	Not applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTEC RAIL PRODUCTS, INC.

Date: March 29, 2005	By:	/s/ John S. Cooper

John S. Cooper, Chief Executive Officer
and President (Duly Authorized
Representative)

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John S. Cooper	By:	/s/ Michael D. Bornak

	John S. Cooper, Chief Executive Officer,		Michael D. Bornak, Chief Financial Officer
	President and Director (Principal Executive Officer)		(Principal Financial and Accounting Officer)

	Date: March 29, 2005		Date: March 29, 2005

By:	/s/ Marshall T. Reynolds	By:	/s/ Douglas V. Reynolds

	Marshall T. Reynolds, Chairman of the Board		Douglas V. Reynolds, Director

	Date: March 29, 2005		Date: March 29, 2005

By:	/s/ Carl M. Callaway	By:	/s/ Neal W. Scaggs

	Carl M. Callaway, Director		Neal W. Scaggs, Director

	Date: March 29, 2005		Date: March 29, 2005

By:	/s/ Philip E. Cline	By:	/s/ Robert L. Shell, Jr.

	Philip E. Cline, Director		Robert L. Shell, Jr., Director

	Date: March 29, 2005		Date: March 29, 2005

By:	/s/ Daniel P. Harrington	By:	/s/ Kirby J. Taylor

	Daniel P. Harrington, Director		Kirby J. Taylor, Director

	Date: March 29, 2005		Date: March 29, 2005

By:	/s/ A. Michael Perry	By:	/s/ Thomas W. Wright

	A. Michael Perry, Director		Thomas W. Wright, Director

	Date: March 29, 2005		Date: March 29, 2005

EXHIBIT INDEX

3.1	Articles of Incorporation of Portec Rail Products, Inc.*

3.2	Bylaws of Portec Rail Products, Inc.*

4	Form of Common Stock Certificate*

14	Code of Ethics**

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 under the Securities Act of 1933, filed with the SEC on November 6, 2003 (Registration No. 333-110288).

**	Incorporated by reference to previously filed Form 10-K for the year ended December 31, 2003.