Form 10-Q
period 2005-03-31
PORTEC RAIL PRODUCTS INC
filed 2005-05-12
CIK 1263074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

YES ☐ NO ☑

     As of April 30, 2005, there were 9,601,779 shares of the registrant’s common stock outstanding.

PORTEC RAIL PRODUCTS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Portec Rail Products, Inc.
Condensed Consolidated Balance Sheets

	March 31	December 31
	2005	2004
	(Unaudited)	(Audited)
	(In Thousands)
Assets
Current assets
Cash and cash equivalents	$5,097	$7,749
Accounts receivable, net	13,591	12,452
Inventories, net	17,720	18,814
Prepaid expenses and other current assets	1,951	895
Deferred income taxes	567	762

Total current assets	$38,926	$40,672

Property, plant and equipment, net	12,407	12,660
Intangible assets, net	23,960	24,185
Goodwill	10,981	10,957
Other assets	180	151

Total assets	$86,454	$88,625

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$4,910	$3,611
Accounts payable	5,074	6,417
Accrued income taxes	815	503
Customer deposits	847	1,572
Accrued compensation	675	1,484
Other accrued liabilities	1,978	1,824

Total current liabilities	14,299	15,411

Long-term debt, less current maturities	12,928	14,108
Accrued pension costs	2,779	2,829
Deferred income taxes	8,611	8,889
Other long-term liabilities	359	344

Total liabilities	38,976	41,581

Commitments and Contingencies	—	—

Shareholders’ equity:
Common stock, $1 par value, 50,000,000 shares authorized, 9,601,779 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	9,602	9,602
Additional paid-in capital	25,290	25,290
Retained earnings	14,046	13,521
Accumulated other comprehensive loss	(1,460)	(1,369)

Total shareholders’ equity	47,478	47,044

Total liabilities and shareholders’ equity	$86,454	$88,625

See Notes to Condensed Consolidated Financial Statements

Portec Rail Products, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31
	2005	2004
	(Dollars in Thousands, Except Per
	Share Data)
Net sales	$20,821	$15,193
Cost of sales	14,299	11,322

Gross profit	6,522	3,871

Selling, general and administrative	4,695	2,834
Amortization expense	166	16

Operating income	1,661	1,021

Interest expense	263	46
Other (income) expense, net	(71)	18

Income before income taxes	1,469	957
Provision for income taxes	464	300

Net income	$1,005	$657

Earnings per share
Basic and diluted	$.10	$.08

Weighted average shares outstanding
Basic and diluted	9,601,779	8,586,335

Dividends per share	$.05	$.05

See Notes to Condensed Consolidated Financial Statements

Portec Rail Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31
	2005	2004
	(In Thousands)
Operating Activities
Net income	$1,005	$657
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	581	364
Provision for doubtful accounts	—	30
Changes in operating assets and liabilities:
Accounts receivable	(1,397)	(534)
Inventories	997	485
Prepaid expenses and other assets	(1,145)	40
Accounts payable	(1,080)	74
Income tax payable	310	(121)
Accrued expenses	(1,413)	(286)

Net cash (used in) provided by operating activities	(2,142)	709

Investing Activities
Purchases of property, plant and equipment	(284)	(186)

Net cash used in investing activities	(284)	(186)

Financing Activities
Net increase (decrease) in revolving credit agreements	1,168	(5,718)
Principal payments on bank term loans	(906)	(1,929)
Principal payments to Boone County Bank, Inc. (related party)	—	(73)
Principal payments on capital leases	(8)	(2)
Cash dividends paid to shareholders	(480)	(431)
Issuance of common stock	—	17,972

Net cash (used in) provided by financing activities	(226)	9,819

Effect of exchange rate changes on cash and cash equivalents	(1)	6

(Decrease) increase in cash and cash equivalents	(2,652)	10,348
Cash and cash equivalents at beginning of period	7,749	418

Cash and cash equivalents at end of period	$5,097	$10,766

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:
Interest	$433	$46

Income taxes	$241	$453

See Notes to Condensed Consolidated Financial Statements

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1: Organization

Portec Rail Products, Inc. (sometimes herein referred to as “we”, “our”, “us”, the “Company”, or “Portec Rail Products”) was incorporated in West Virginia in 1997. We manufacture, supply and distribute a broad range of rail products, including rail joints, rail anchors, rail spikes, railway friction management products and systems, railway wayside data collection and data management systems and freight car securement devices. We also manufacture material handling equipment through our United Kingdom operation. We serve both the domestic and international markets. Our five manufacturing facilities are located in Huntington, West Virginia; St. Jean, Quebec, Canada; Vancouver, British Columbia, Canada; Wrexham, Wales, United Kingdom; and Leicester, England, United Kingdom. We also have an engineering and assembly facility located in Dublin, Ohio, and have offices near Chicago, Illinois; Montreal, Quebec, Canada; Birmingham, England, United Kingdom. Our corporate headquarters is located near Pittsburgh, Pennsylvania.

Note 2: Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Portec Rail Products, Inc.; Salient Systems, Inc. (Salient Systems), our wholly-owned United States subsidiary; 3094497 Nova Scotia Company, our wholly-owned Canadian subsidiary (Canada); and Portec Rail Products (UK) Ltd., our wholly-owned United Kingdom subsidiary (United Kingdom). All significant intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United Sates of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, we believe that the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the 2004 Annual Report on Form 10-K. The balance sheet information as of December 31, 2004 was derived from our audited balance sheet included in our 2004 Annual Report on Form 10-K. Unless otherwise indicated, all dollar amounts are in U.S. dollars.

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on net earnings.

Note 3: Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for all inventories. Inventory costs include material, labor and manufacturing overhead.

The major components of inventories are as follows:

	March 31	December 31
	2005	2004
	(In Thousands)
Raw materials	$7,129	$8,972
Work in process	421	357
Finished goods	10,499	9,822

	18,049	19,151
Less reserve for slow-moving and obsolete inventory	329	337

Net inventory	$17,720	$18,814

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4: Long-Term Debt

Long-term debt consists of the following:

	March 31	December 31
	2005	2004
	(In Thousands)
National City Bank Credit Facility: (a)
Term loan facility	$14,062	$14,710
Revolving credit facility – United States	—	—
Revolving credit facility – Canada	1,736	834

United Kingdom loans: (b)
Term loan	—	211
Property loan	—	137
Quodeck acquisition loan	268	320
Overdraft credit facility	—	—

Kelsan overdraft credit facility (c)	598	325
Salient Systems promissory notes (d)	1,120	1,120
Capitalized lease obligations	54	62

	17,838	17,719
Less current maturities	4,910	3,611

	$12,928	$14,108

(a) National City Bank Credit Facility

On November 30, 2004, we entered into a $25.0 million term loan and revolving credit facility with National City Bank and its Canadian affiliate that provided acquisition financing in addition to supporting the working capital requirements of our United States business units and our Canadian operation near Montreal. Under this agreement, there are three separate borrowing components, a $7.0 million United States revolving credit facility, a $3.1 million ($3.75 million Canadian dollars) revolving credit facility for our Montreal, Canada operation, and an outstanding term loan of $14.1 million under the $25.0 million total facility. As of March 31, 2005, we had the ability to borrow an additional $8.4 million under this facility, as the combined borrowings under the total facility cannot exceed $25.0 million. This agreement contains certain financial covenants that require us to maintain cash flow coverage and leverage ratios as well as maintaining minimum amounts of tangible net worth. This credit facility further limits capital expenditures, sales of assets, and additional indebtedness. We were in compliance with all of these financial covenants as of March 31, 2005.

National City Bank (Canada) Term Loan Facility:

To finance the acquisition of Kelsan Technologies Corp. on November 30, 2004 we borrowed $17.6 million Canadian dollars ($14.9 million U.S.) under the term loan facility through 3094497 Nova Scotia Company (“Nova Scotia”), a wholly-owned subsidiary of Portec Rail Products, Inc. Nova Scotia is the borrower of the funds under the credit agreement, and Portec Rail Products, Inc. is the sole guarantor of the term loan with substantially all of our United States assets, including a $1.5 million United States Treasury Bill that matures in May 2005, pledged as collateral. Under this seven-year term loan, our monthly principal payments are $210,050 Canadian dollars (approximately $174,000 U.S.). We have the option to direct outstanding borrowings under a Canadian prime lending rate option, a Canadian Banker’s Acceptance Equivalent Note (“BA Note”) option, or utilize a combination of both of these interest rate options at our discretion. Interest rates under these options are the prevailing Canadian prime rate and BA Note interest rates plus an applicable margin of 1.25%

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

to 1.75% under the prime rate option or 2.25% to 2.75% under the BA Note option. As of March 31, 2005, we had outstanding borrowings of $16.5 million Canadian dollars (approximately $13.6 million U.S.) that were priced under the BA Note rate option at 5.1%, and $514,000 Canadian dollars (approximately $425,000 U.S.) that were priced under the Canadian prime rate option at 5.75%. This term loan matures on November 30, 2011.

(b) United Kingdom Loans

Term Loan:

In connection with a plant expansion, our United Kingdom subsidiary entered into a £300,000 pounds sterling ($466,000 U.S.) term loan with a financial institution in the United Kingdom. The interest rate is the financial institution’s base rate plus 2.25%. The term loan is repayable in equal monthly installments and had an original scheduled maturity date of July 31, 2010. This loan was repaid in full during March 2005.

Property Loan:

In connection with the acquisition of Conveyors International Ltd., Torvale Fisher Limited, a wholly-owned subsidiary of Portec Rail Products (UK) Ltd., entered into a property loan with a financial institution in the United Kingdom. This £400,000 pounds sterling ($664,000 U.S.) property loan is repayable in equal monthly installments and had an original scheduled maturity date of March 31, 2009. The interest rate is the financial institution’s base rate plus 2.25%. This loan was repaid in full during March 2005.

Quodeck Acquisition Loan:

In connection with the acquisition of the assets of Quodeck Ltd., our United Kingdom subsidiary entered into a £300,000 pounds sterling ($471,000 U.S.) term loan with a financial institution in the United Kingdom. The Quodeck acquisition loan is repayable in equal monthly installments beginning in September 2003 and had an original maturity date of September 10, 2006. The interest rate is the financial institution’s base rate plus 1.75%. Borrowings on this loan accrued interest at 6.5% and 5.75% at March 31, 2005 and 2004, respectively. This loan was repaid in full during April 2005.

Overdraft Credit Facility:

Our United Kingdom subsidiary has an overdraft facility on its primary bank account with a financial institution in the United Kingdom. The original amount of this facility was £400,000 pounds sterling (approximately $767,000 U.S.). In conjunction with the expiration of this facility on March 19, 2005, the overdraft facility was increased to £750,000 pounds sterling (approximately $1.4 million U.S.) and extended to March 19, 2006. The purpose of the credit facility is to provide for working capital requirements. The interest rate on the overdraft facility is the financial institution’s base rate plus 1.5%. For any borrowings in excess of £750,000 pounds sterling that the financial institution approves, the interest rate is the financial institution’s base rate plus 3.5%. At March 31, 2005, the interest rate on this credit facility was 6.25% and there were no outstanding borrowings on this facility. The overdraft credit facility is secured with substantially all of the assets of Portec Rail Products (UK) Ltd. and its wholly-owned subsidiaries.

(c) Kelsan Overdraft Credit Facility

In connection with the acquisition of Kelsan Technologies Corp. on November 30, 2004, we assumed a $750,000 Canadian dollar (approximately $620,000 U.S.) overdraft credit facility with a local financial institution to support the working capital requirements of our Vancouver operation. This credit facility is secured by a general security agreement granting a first security interest in all the assets of Kelsan. The interest rate is the Canadian prime rate plus 1.25%. As of March 31, 2005, outstanding borrowings were $723,000 Canadian dollars (approximately $598,000 U.S.) and interest accrued at 5.5%. This credit facility is due upon demand, and borrowings under this facility are included in current maturities of long-term debt. This credit facility is reviewed on an annual basis and has a current maturity date of December 31, 2005. In April 2005, this overdraft credit facility was increased to $1.5 million Canadian dollars (approximately $1.2 million U.S.) and the interest rate was reduced to the Canadian prime rate plus 1.0%.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(d) Salient Systems Promissory Notes

In connection with the acquisition of Salient Systems on September 30, 2004, we executed two promissory notes. One promissory note was executed with Harold Harrison, the founder and former President and Chief Executive Officer of Salient Systems. This promissory note, in the aggregate principal amount of $1,064,000 is due to Mr. Harrison in four equal, annual installments of $266,000 beginning January 3, 2006 and ending January 3, 2009. A second promissory note was executed with Falls River Group, LLC, which acted as a financial advisor to Salient Systems. This promissory note, in the aggregate principal amount of $56,000 is due to Falls River Group, LLC in four equal, annual installments of $14,000 beginning January 3, 2006 and ending January 3, 2009. The unpaid principal balance of the promissory notes accrues interest at the prime rate as published in the Wall Street Journal. All accrued and unpaid interest is payable annually beginning January 3, 2006. The outstanding balance on the promissory notes accrued interest at 5.75% as of March 31, 2005. At March 31, 2005, we had accrued interest of $27,000 related to these promissory notes.

Note 5: Retirement Plans

In December 2003, the FASB issued revisions to SFAS 132, Employer’s Disclosures about Pensions and Other Postretirement Benefits. The revised statement includes new and revised disclosures for sponsors of defined benefit plans. The revised disclosure rules require interim presentation of net periodic benefit cost recognized, showing the component amounts separately. The revised disclosure rules also have requirements regarding interim disclosure of employer contributions paid and expected to be paid, and are effective for interim periods beginning after December 15, 2003 for both domestic and foreign plans. The following defined benefit plans’ disclosures incorporate these requirements.

The components of net periodic pension cost (benefit) of our United States defined benefit pension plan are as follows for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31
	2005	2004
	(In Thousands)
Service cost	$—	$—
Interest cost	130	128
Expected return on plan assets	(170)	(178)
Amortization of unrecognized loss	12	—
	-
Pension (benefit)	$(28)	$(50)

We previously disclosed in the financial statements for the year ended December 31, 2004, that the required minimum contribution for the United States defined benefit pension plan was approximately $147,000, which was funded in February 2004. During 2005, we do not anticipate that any contributions will be made to this pension plan.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The components of net periodic pension cost (benefit) of our United Kingdom defined benefit pension plans are as follows for the three months ended March 31, 2005 and 2004:

	Portec Rail	Conveyors	Portec Rail	Conveyors
	Plan	Plan	Plan	Plan
	2005	2005	2004	2004
		(In Thousands)
Service cost	$—	$—	$28	$—
Less employee contributions	—	—	—	—
Interest cost	82	11	70	10
Expected return on plan assets	(77)	(19)	(76)	(17)
Amortization of transition amount	(14)	(2)	(14)	(3)
Amortization of unrecognized loss (gain)	31	(3)	19	(1)

Pension cost (benefit)	$22	$(13)	$27	$(11)

Beginning in 2004, our funding policy for the Portec Rail plan is to contribute the greater of £12,000 pounds sterling (approximately $23,000 U.S.) or the minimum annual contribution required by applicable regulations. For the three months ended March 31, 2005, £3,000 pounds sterling (approximately $6,000 U.S.) in employer contributions has been made to the Portec Rail plan. For the remainder of 2005, we anticipate making additional contributions of approximately £9,000 pounds sterling (approximately $17,000 U.S.), plus the payment of certain plan administrative expenses, to the Portec Rail pension plan. For the three months ended March 31, 2005, we have not made any employer contributions to the Conveyors plan, nor do we anticipate making any employer contributions to the Conveyors plan for the remainder of 2005.

Note 6: Comprehensive Income

Comprehensive income for the three months ended March 31, 2005 and 2004 is as follows:

	Three Months Ended
	March 31
	2005	2004
	(In Thousands)
Net income	$1,005	$657
Minimum pension liability adjustment, net of tax	25	(39)
Foreign currency translation adjustments, net of tax	(115)	107

Comprehensive income	$915	$725

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

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8: Commitments and Contingencies

Contractual Obligations

The following is a summary of our contractual obligations as of March 31, 2005, on a calendar year basis:

					More
		Less	1 – 3	3 – 5	than 5
Contractual Obligations	Total	than 1 year	years	years	years
	(In Thousands)
Long term debt	$15,450	$1,704	$4,853	$4,727	$4,166
Future interest payments for long-term debt obligations (1)	2,477	350	1,207	698	222
Revolving credit facilities	2,334	2,334	—	—	—
Capital leases	54	17	36	1	—
Operating leases	4,032	965	1,820	553	694

Total contractual obligations	$24,347	$5,370	$7,916	$5,979	$5,082

(1) Assumes that the interest rates on our long-term debt agreements at March 31, 2005 (See Note 4 of the consolidated financial statements of Form 10-Q) will continue for the life of the agreements.

Litigation

We are involved from time to time in lawsuits that arise in the normal course of business. We actively and vigorously defend all lawsuits. We are named with numerous other defendants in an environmental lawsuit. The plaintiff seeks to recover costs, which it has incurred, and may continue to incur, to investigate and remediate its former property as required by the New York State Department of Environmental Conservation (NYSDEC). We have not been named as a liable party by the NYSDEC and believe we have no liability to the plaintiff in the case. We filed a motion for summary judgment seeking a ruling to have us dismissed from the case. On November 6, 2003, the motion for summary judgment was granted and we were dismissed from the case. On March 25, 2004, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit. In April 2005, the plaintiff’s appeal was dismissed by the Second Circuit Court without prejudice. The matter has been remanded to the district court for consideration in light of a recent United States Supreme Court decision. However, ongoing litigation may be protracted, and we may incur additional ongoing legal expenses, which are not estimable at this time.

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

Intersegment sales are accounted for at arm’s-length prices, reflecting prevailing market conditions within the United States, Canada and the United Kingdom. Such sales and associated costs are eliminated in the consolidated financial statements. With the acquisition of Salient Systems on September 30, 2004 this business unit is operated under the RMP segment. Since the acquisition date, all assets and liabilities of Salient Systems, as well as the results of operations for Salient Systems, have been included in the RMP segment and the consolidated financial statements. In conjunction with the Kelsan acquisition in November 2004, we established a new Canadian subsidiary, 3094497 Nova Scotia Company (Nova Scotia) and transferred ownership of Portec, Rail Products Ltd. to Nova Scotia. Portec, Rail Products Ltd. is now a wholly-owned indirect Canadian subsidiary and Nova Scotia is our wholly-owned Canadian subsidiary. Nova Scotia was

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

established to provide a legal structure for our Canadian subsidiaries that would provide the most advantageous tax benefits under both Canadian and United States income tax laws. With the acquisition of Kelsan on November 30, 2004, this business unit is operated under our Canada segment and all assets and liabilities of Kelsan are included in the Canada segment. The results of operations for Kelsan have been included in the Canada segment and the consolidated financial statements since the November 30, 2004 acquisition date.

	Three Months Ended
	March 31
	2005	2004
	(In Thousands)
External Sales
RMP	$9,359	$7,865
SSD	1,333	702
Canada	6,690	3,842
United Kingdom	3,439	2,784

Total	$20,821	$15,193

Intersegment Sales
RMP	$516	$265
SSD	—	—
Canada	641	421
United Kingdom	25	6

Total	$1,182	$692

Total Sales
RMP	$9,875	$8,130
SSD	1,333	702
Canada	7,331	4,263
United Kingdom	3,464	2,790

Total	$22,003	$15,885

Operating Income (Loss)
RMP	$1,105	$1,078
SSD	207	19
Canada	679	424
United Kingdom	215	(181)
Corporate	(545)	(319)

Total	1,661	1,021

Interest Expense	263	46
Other (Income) Expense, net	(71)	18

Income Before Income Taxes	$1,469	$957

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended
	March 31
	2005	2004
	(In Thousands)
Depreciation and Amortization
RMP	$178	$158
SSD	2	3
Canada	279	81
United Kingdom	120	121
Corporate	2	1

Total	$581	$364

Capital Expenditures
RMP	$107	$151
SSD	—	2
Canada	95	23
United Kingdom	61	10
Corporate	21	—

Total	$284	$186

	March 31	December 31
	2005	2004
	(In Thousands)	(In Thousands)
Total Assets
RMP	$37,805	$40,060
SSD	2,257	1,699
Canada	33,280	32,504
United Kingdom	10,007	10,532
Corporate	3,105	3,830

Total	$86,454	$88,625

  Note 10: Subsequent Event

     On May 11, 2005, a fire occurred at our Troy, New York property destroying some of the structures at that location. The Troy property was acquired as part of the original purchase from our former parent company, Portec Inc., in December 1997 and is a non-operating asset. We are currently renting the entire property to a tenant for a nominal amount. Due to the poor condition of the property, it is uninsurable, but we do not anticipate a write-down of the asset. At this time, we are unable to determine the extent of the clean-up or any contingent costs; however, we do not believe these costs will be material to our financial results.

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

Cautionary Statement Relevant to Forward-looking Statements

     This Form 10-Q contains or incorporates by reference forward-looking statements relating to the Company. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “plan,” “should,” “expect,” “anticipate,” “believe,” “if,” “estimate,” “intend,” and similar words, although some forward-looking statements are expressed differently. You should consider statements that contain these and similar words carefully because they describe our expectations, plans, strategies, goals and beliefs concerning future business conditions, our results of operations, our financial position, and our business outlook, or state other “forward-looking” information based on currently available information. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. We undertake no obligation to update publicly or revise any forward-looking statements. You should not place undue reliance on the forward-looking statements.

     The Company identifies important factors below that could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. In particular, the Company’s future results could be affected by a variety of factors, such as:

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

Results of Operations

Three Months Ended March 31, 2005 compared to Three Months Ended March 31, 2004

     Net Sales. Net sales increased to $20.8 million for the three months ended March 31, 2005, an increase of $5.6 million or 36.8%, from $15.2 million for the comparable period in 2004. The increase in net sales is primarily attributable to increased sales of $2.9 million at our Canadian operations, $1.5 million at RMP, $656,000 at our United Kingdom operation, and $631,000 at SSD. Net sales for Canada were positively impacted by the acquisition of Kelsan that added $1.6 million in sales during the first quarter of 2005, along with increased customer demand, primarily for rail anchors and spikes, which has contributed approximately $913,000 of additional sales volume in the current period. Foreign currency translation of Canadian dollars into U.S. dollars has favorably impacted sales in the current period by approximately $377,000. Net sales at RMP reflect the acquisition of Salient Systems, which contributed $853,000 in sales during the first quarter of 2005, along with increased customer demand for our track component products, primarily rail joints and related products, which has contributed approximately $641,000 of additional sales during the current period. Net sales at SSD increased $631,000 during the current period, primarily due to sales of a newly designed bridge plate for auto carriers to a large customer, along with a general improvement in the railcar market. Net sales at our United Kingdom operation increased $656,000 in the current period, primarily due to increased rail sales to Network Rail, our largest rail customer, increased material handling sales due to increased demand for these products, and a favorable foreign currency translation of British pounds sterling into U.S. dollars of approximately $97,000.

     Gross Profit. Gross profit increased to $6.5 million for the three months ended March 31, 2005, an increase of $2.6 million or 66.7%, from $3.9 million for the comparable period in 2004. The increase in gross profit is primarily due to the acquisitions of Kelsan and Salient Systems, which contributed $1.1 million and $514,000 of gross profit, respectively, during the first quarter of 2005. In addition, gross profit increased $418,000 at our Canadian operation near Montreal, primarily due to the increased sales volume of rail anchors and rail spikes, along with a favorable foreign currency translation adjustment of approximately $90,000. Gross profit at our United Kingdom operation increased $375,000 in the current period, primarily due to the additional gross profit on the higher sales volume, primarily for our rail products, along with labor cost reductions that occurred in the first quarter of 2004.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $4.7 million for the three months ended March 31, 2005, an increase of $1.9 million or 67.9%, from $2.8 million for the comparable period in 2004. This increase is primarily due to the acquisitions of Kelsan and Salient Systems that have added $944,000 and $470,000, respectively, of selling, general and administrative expenses in the current period. Corporate shared service expenses have increased $226,000 in the current period, primarily due to increased employee salaries and benefits and employee additions, which have added approximately $86,000 of additional expenses in the current period. Additionally, increased professional fees of approximately $76,000 for expenses associated with Sarbanes-Oxley compliance efforts have been incurred in the current period, which were not present in the prior period. Selling, general and administrative expenses at our Montreal, Canada operation increased $131,000 in the current period, primarily due to increased research and development expenses for new product development and higher employee salary and benefit expenses.

     Amortization Expense. Amortization expense increased to $166,000 for the three months ended March 31, 2005, an increase of $150,000 from $16,000 for the comparable period in 2004. This increase is primarily due to amortization expense on intangible assets purchased and deferred financing fees incurred as a result of the Kelsan acquisition in November 2004. Amortization expense for these intangible assets amounted to $138,000 for the current period.

     Interest Expense. Interest expense increased to $263,000 for the three months ended March 31, 2005, an increase of $217,000 or 471.7%, from $46,000 for the comparable period in 2004. This increase is primarily due to a term loan for $14.9 million obtained in November 2004 from National City Bank (Canada) used to finance the Kelsan acquisition. Net proceeds from our initial public offering of common stock in January 2004 were used to repay outstanding domestic indebtedness of approximately $7.3 million in January 2004, which resulted in lower interest expense in the first quarter of 2004. Additionally, in September 2004 promissory notes in the amount of $1.1 million were issued to partially finance the acquisition of Salient Systems. Total outstanding debt obligations increased to $17.8 million at March 31, 2005, from $1.6 million at March 31, 2004.

     Provision for Income Taxes. Provision for income taxes increased to $464,000 for the three months ended March 31, 2005, from $300,000 for the comparable period in 2004, reflecting an increase in income before taxes to $1.5 million for the three months ended March 31, 2005 from $957,000 in 2004. The effective income tax rate on reported taxable income was 31.6% and 31.4% for the three months ended March 31, 2005 and 2004, respectively.

     Net Income. Net income increased to $1.0 million for the three months ended March 31, 2005, an increase of $348,000 or 53.0%, from $657,000 for the comparable period in 2004. Our basic and diluted net income per share increased to $.10 for the three months ended March 31, 2005, from $.08 for the comparable period in 2004.

Business Segment Review

     Our operations are organized into four business segments consisting of the Railway Maintenance Products Division (“RMP”), the Shipping Systems Division (“SSD”), 3094497 Nova Scotia Company (“Canada”) and Portec Rail Products (UK) Ltd. (“United Kingdom”), along with a corporate functional shared service. The presentation of segment information reflects the manner in which we organize and manage our segments by geographic areas for making operating decisions, assessing performance and allocating resources. Intersegment sales do not have an impact on our consolidated financial condition or results of operations. Salient Systems is operated under the RMP segment and its assets and liabilities are included in the RMP segment. Results of operations for Salient Systems have been included in the RMP segment and the consolidated financial statements since the date of acquisition. In conjunction with the Kelsan acquisition, we established a new Canadian subsidiary, 3094497 Nova Scotia Company (Nova Scotia) and transferred ownership of Portec, Rail Products Ltd. to Nova Scotia. Portec, Rail Products Ltd. is now a wholly-owned indirect Canadian subsidiary and Nova Scotia is our wholly-owned Canadian subsidiary. Nova Scotia was established to provide a legal structure for our Canadian subsidiaries that would provide the most advantageous tax benefits under both Canadian and United States income tax laws. Kelsan is operated under the Canada business segment and all of its assets and liabilities are included in the Canada business segment. Kelsan’s results of operations have been included in the Canada segment and the consolidated financial statements since the date of acquisition.

     Railway Maintenance Products Division – “RMP”. Our RMP business segment manufactures and assembles track components and related products, friction management products, wayside data collection and data management systems. We also provide services to railroads, transit systems and railroad contractors, and are a distributor and reseller of purchased track components, and lubricants manufactured by third parties. Our manufactured and assembled track component and friction management products consist primarily of standard and insulated rail joints, friction management systems and wayside data collection and data management systems. Our purchased and distributed products consist primarily of various lubricants. On September 30, 2004, we acquired Salient Systems, which designs, manufactures and provides wayside measurement and detection products, services and support for both the domestic and international railway transportation industry. Salient Systems’ equipment and software are engineered to enhance our rail customers’ equipment utilization by improving reliability and reducing maintenance expense . Since the acquisition date, the results of operations and related assets and liabilities for Salient Systems are included in this business segment.

	Three Months Ended
	March 31
	2005		2004
	(In Thousands)
External sales	$9,359	(2)	$7,865
Intersegment sales	516		265
Operating income (3)	1,105	(2)	1,078

Sales by product line(1)
Rail joints and related products	$5,592		$4,504
Friction management products and services	3,140		3,334
Wayside data collection and data management systems (3)	853	(2)	—
Other products and services	290		292

Total product and service sales	$9,875		$8,130

(1)	Includes intersegment sales.

(2)	Includes Salient Systems’ sales of $853,000 and operating income of $44,000 for the first quarter of 2005.

(3)	On an unaudited basis and before pro forma adjustments, Salient Systems’ net sales and operating loss for the three months ended March 31, 2004 was $335,000 and $236,000, respectively. The amounts listed under this footnote are not included in the above RMP table.

     For the three months ended March 31, 2005, external sales for RMP increased by $1.5 million or 19.0%, to $9.4 million from $7.9 million during the comparable period in 2004. This increase in external sales is primarily due to the acquisition of Salient Systems that added $853,000 in sales during the first quarter of 2005, along with increased customer demand for our track component products, primarily rail joints and related products. Additionally, approximately $378,000 of the sales increase was related to steel surcharges being a pass-through cost to our customers. These sales increases were partially offset by slightly lower friction management product sales in the first quarter of 2005. Although our external sales level increased approximately 19% at RMP during the first quarter of 2005, operating income was comparable with the prior period. The primary reasons for the relatively flat operating income was due to the absorption of $470,000 in selling, general and administrative expenses for Salient Systems in the first quarter of 2005, steel surcharges being passed on to our customers at no gross margin, and a higher sales level of our lower-margin rail joints and related products.

     Shipping Systems Division – “SSD”. SSD engineers and sells load securement systems to the railroad freight car market. These systems are used to secure a wide variety of products and lading onto freight cars.

	Three Months Ended
	March 31
	2005	2004
	(In Thousands)
External sales	$1,333	$702
Intersegment sales	—	—
Operating income	207	19

Sales by product line
Auto rack load securement systems	$519	$1
Heavy duty load securement systems	454	310
All other load securement systems	360	391

Total product and service sales	$1,333	$702

     For the three months ended March 31, 2005, external sales for SSD increased by $631,000 or 90.0%, to $1.3 million from $702,000 during the comparable period in 2004. This increase in external sales is primarily due to sales of a newly designed bridge plate for auto carriers to a large customer during the first quarter of 2005, along with a general improvement in the railcar market. Operating income for the three months ended March 31, 2005 increased to $207,000 from $19,000 during the comparable period in 2004, an increase of $188,000. This increase is primarily related to the increased gross profit on higher sales volume in the first quarter of 2005.

     3094497 Nova Scotia Company – “Canada”. At our Canadian operation near Montreal, we manufacture rail anchors and rail spikes and assemble friction management products primarily for the two largest Canadian railroads. Rail anchors and spikes are devices to secure rails to the ties to restrain the movement of the rail tracks. On November 30, 2004 we acquired Kelsan, which operates a technology and manufacturing facility in Vancouver, British Columbia. Kelsan’s two primary product lines are stick lubrication and application systems and a liquid friction modifier, Keltrack®. Kelsan manufactures its stick and applicator systems in Vancouver and subcontracts its manufacturing of the Keltrack® product line. Since the acquisition date, the results of operations and related assets and liabilities for Kelsan have been included in this business segment.

	Three Months Ended March 31
	2005		2004
	(In Thousands)
External sales	$6,690	(2)	$3,842
Intersegment sales	641		421
Operating income (3)	679	(2)	424
Average translation rate of Canadian dollar to United States dollar	0.8152		0.7553

Sales by product line(1)
Rail anchors and spikes	$4,621		$3,408
Friction management products and services (3)	2,517	(2)	722
Other products and services	193		133

Total product and service sales	$7,331		$4,263

(1)	Includes intersegment sales.

(2)	Includes Kelsan sales of $1.6 million and operating income of $106,000 for the first quarter of 2005. Also includes Nova Scotia amortization expense of $138,000 on acquired intangible assets and deferred financing fees.

(3)	On an unaudited basis and before pro forma adjustments, Kelsan’s net sales and operating income for the three months ended March 31, 2004 were $2.6 million and $515,000, respectively. The amounts listed under this footnote are not included in the above Canada table.

     For the three months ended March 31, 2005, external sales for Canada increased by $2.9 million or 76.3%, to $6.7 million from $3.8 million during the comparable period in 2004. This increase in external sales is primarily attributable to the acquisition of Kelsan, which contributed $1.6 million in sales during the first quarter of 2005. In addition, increased customer demand, primarily for rail anchors and rail spikes, has contributed approximately $913,000 of additional sales volume in the current period. Also, foreign currency translation of Canadian dollars into U.S. dollars has favorably impacted sales in the current period by approximately $377,000. Operating income for the three months ended March 31, 2005 increased to $679,000 from $424,000 during the same period in 2004, an increase of $255,000 or 60.1%. This increase is primarily due to additional gross profit of approximately $418,000 on the higher sales volume at our location near Montreal in addition to $106,000 of operating income from Kelsan in 2005. Offsetting these increases in operating income were increased selling, general and administrative expenses of approximately $131,000, primarily research and development expenses, at our location near Montreal, and Nova Scotia amortization expense of $138,000 on acquired intangible assets and deferred financing fees.

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

	Three Months Ended
	March 31
	2005	2004
	(In Thousands)
External sales	$3,439	$2,784
Intersegment sales	25	6
Operating income (loss)	215	(181)
Average translation rate of British pound sterling to United States dollar	1.8988	1.8453

Sales by product line(1)
Material handling products	$2,249	$1,949
Friction management products and services	1,215	841

Total product and service sales	$3,464	$2,790

(1)	Includes intersegment sales.

     For the three months ended March 31, 2005, United Kingdom’s external sales increased by $656,000 or 23.6%, to $3.4 million from $2.8 million during the comparable period in 2004. This increase in external sales is primarily attributable to increased rail sales to Network Rail, our largest rail customer; increased demand for material handling products in the current period, and a favorable foreign currency translation of British pounds sterling into U.S. dollars of approximately $97,000. Operating income for the current period increased to $215,000 from an operating loss of $181,000, an increase of $396,000 or 218.8%. This increase is primarily due to increased gross profit on the higher sales volume of both our rail and material handling products in the current period, along with lower labor costs as a result of the workforce reduction and severance costs that were incurred in the first quarter of 2004.

Liquidity and Capital Resources

     Our cash flow from operations is the primary source of financing for internal growth, capital expenditures, repayments of long-term contractual obligations, dividends to our shareholders, and other commercial commitments. The most significant risk associated with our ability to generate sufficient cash flow from operations is the overall level of demand for our products. As of March 31, 2005, we have cash invested in short-term government money market funds and U.S. Treasury Bills of approximately $3.6 million and $1.5 million, respectively. We may use this cash for acquisitions, product line expansions or general corporate purposes. In addition to cash generated from operations, we have revolving and overdraft credit facilities in place to support the working capital needs of each of our business segments. We believe that cash flow from operations and the ability to borrow additional cash under our credit and overdraft facilities along with our existing cash balances will be sufficient to meet our cash flow requirements and growth objectives over the next twelve months.

     Cash Flow Analysis. During the three months ended March 31, 2005, we used $2.1 million in cash from operations compared to generating $709,000 in cash flow from operations during the same 2004 period. The primary reasons for this decrease of $2.8 million in cash generated from operations are related to timing differences in operating assets and liabilities. Additionally, cash generated from operations during the first three months of 2004 includes approximately $827,000 for decreases in prepaid expenses and other assets, primarily related to legal and accounting costs incurred for the initial public offering of our common stock in January 2004.

     Net cash used in investing activities was $284,000 for the three months ended March 31, 2005, compared to $186,000 during the same period in 2004. Cash used in investing activities was for capital expenditures, which upgrade our machinery and equipment, support new strategic initiatives or develop new products. The majority of our capital spending is discretionary. We believe that the overall level of capital spending for our business segments is sufficient to remain competitive.

     Net cash used in financing activities was $226,000 for the three months ended March 31, 2005, compared to $9.8 million provided by financing activities during the same period in 2004. Cash used for financing activities in 2005 includes debt principal payments of $906,000 and cash dividends paid on common stock of $480,000. These uses of cash were partially offset by increased revolver and overdraft credit facility borrowings of $1.2 million to support working capital requirements in the current period. Cash provided by financing activities in 2004 was primarily related to the net proceeds received from our initial public offering of common stock in January 2004, and subsequent exercising of an over-allotment option by the underwriter, which provided approximately $18.0 million in net proceeds. Uses of cash during the first quarter of 2004 included $7.7 million of debt principal payments, the majority of which was repaid with net proceeds from the initial public offering of common stock, and cash dividends paid on common stock of $431,000.

Financial Condition

     At March 31, 2005, total assets were $86.5 million, a decrease of $2.1 million or 2.4%, from $88.6 million at December 31, 2004. The decrease at March 31, 2005 is primarily due to a decrease of $2.7 million in cash and cash equivalents, primarily for cash used in operations, debt service, and a dividend payment in the current quarter. At March 31, 2005, net working capital (defined as current assets minus current liabilities) was $24.6 million, a decrease of $634,000 or 2.5%, from $25.3 million at December 31, 2004.

     Total outstanding debt obligations were $17.8 million at March 31, 2005, an increase of $119,000 or .7% from $17.7 million at December 31, 2004. Increased revolver and overdraft credit facility borrowings, primarily to support working capital requirements, in the current period, have offset principal payments on our long-term debt obligations.

     The products we manufacture and sell, such as our joint bars, rail anchors and rail spikes, require steel as a major element in the production process. Throughout 2004, worldwide steel prices have spiked upwards resulting in surcharges being added to our overall raw material costs. As a result, these steel surcharges increased our raw material costs. While these higher material costs have had some negative impact on our financial results during the first quarter of 2005, particularly on our rail anchor and rail spike product lines and our track component product lines, we believe the impact of the higher material costs have not had a material impact on our overall financial results. Although we have been successful in passing through most of the steel surcharges to our customers, we have been able to do so at no added gross margin. If a prolonged increase in steel prices should continue and we are unable to pass on these added costs to our customers, our future earnings could be negatively impacted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to interest rate risk on our contractual long-term debt obligations and our working capital facilities are under floating interest rate arrangements. We have determined that these risks are not significant enough to warrant hedging programs. If interest rates increase we will be exposed to higher interest rates and we will be required to use more cash to settle our long-term debt obligations. As interest rates increase on our variable long-term debt, it will have a negative impact on future earnings because the interest rates will increase our interest expense. Conversely, if interest rates decrease on our variable long-term debt, it will have a positive impact on future earnings because lower interest rates will decrease our interest expense. Based upon the long-term debt amount as of March 31, 2005, for every 1% increase or decrease in the interest rate on our long-term debt, our annual interest expense will fluctuate by approximately $178,000.

     In addition, we are exposed to foreign currency translation fluctuations with our international operations. We do not have any foreign exchange derivative contracts to hedge against foreign currency exposures. Therefore, we are exposed to the related effects when foreign currency exchange rates fluctuate. If the U.S. dollar strengthens against the Canadian dollar and/or the British pound sterling, the translation rate for these foreign currencies will decrease, which will have a negative impact on our operating income. For example, for the three months ended March 31, 2005, for every 1/100 change in the exchange rate of the Canadian dollar to the U.S. dollar, operating income for Canada would have changed by approximately $8,000. Further, for every 1/100 change in the exchange rate of the British pound sterling to the U.S. dollar, the impact on operating income for our United Kingdom operation for the three months ended March 31, 2005 would have been approximately $1,000. Foreign currency translation fluctuations have no impact on cash flows as long as we continue to reinvest any profits back into the respective foreign operations.

ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are involved from time to time in lawsuits that arise in the normal course of business. We actively and vigorously defend all lawsuits. We are named with numerous other defendants in an environmental lawsuit. The plaintiff seeks to recover costs, which it has incurred, and may continue to incur, to investigate and remediate its former property as required by the New York State Department of Environmental Conservation (NYSDEC). We have not been named as a liable party by the NYSDEC and believe we have no liability to the plaintiff in the case. We filed a motion for summary judgment seeking a ruling to have us dismissed from the case. On November 6, 2003, the motion for summary judgment was granted and we were dismissed from the case. On March 25, 2004, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit. In April 2005, the plaintiff’s appeal was dismissed by the Second Circuit Court without prejudice. The matter has been remanded to the district court for consideration in light of a recent United States Supreme Court decision. However, ongoing litigation may be protracted, and we may incur additional ongoing legal expenses, which are not estimable at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Nothing to report under this item.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Nothing to report under this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Nothing to report under this item.

ITEM 5. OTHER INFORMATION

     On May 11, 2005, a fire occurred at our Troy, New York property destroying some of the structures at that location. The Troy property was acquired as part of the original purchase from our former parent company, Portec Inc., in December 1997 and is a non-operating asset. We are currently renting the entire property to a tenant for a nominal amount. Due to the poor condition of the property, it is uninsurable, but we do not anticipate a write-down of the asset. At this time, we are unable to determine the extent of the clean-up or any contingent costs; however, we do not believe these costs will be material to our financial results.

ITEM 6. EXHIBITS

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

PORTEC RAIL PRODUCTS, INC.
Date: May 12, 2005	By:	/s/ John S. Cooper
John S. Cooper, President and Chief
Executive Officer

Date: May 12, 2005	By:	/s/ Michael D. Bornak
Michael D. Bornak, Vice President of
Finance, Chief Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002