Form 10-Q
period 2005-06-30
PORTEC RAIL PRODUCTS INC
filed 2005-08-12
CIK 1263074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of July 31, 2005, there were 9,601,779 shares of the registrant’s common stock outstanding.

PORTEC RAIL PRODUCTS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Portec Rail Products, Inc.
Condensed Consolidated Balance Sheets

	June 30	December 31
	2005	2004
	(Unaudited)	(Audited)
	(In Thousands)
Assets
Current assets
Cash and cash equivalents	$3,338	$7,749
Accounts receivable, net	14,634	12,452
Inventories, net	18,824	18,814
Prepaid expenses and other current assets	2,299	895
Deferred income taxes	561	762

Total current assets	$39,656	$40,672

Property, plant and equipment, net	12,159	12,660
Intangible assets, net of accumulated amortization of $355 and $51 at June 30, 2005 and December 31, 2004, respectively	23,691	24,185
Goodwill	10,849	10,957
Other assets	215	151

Total assets	$86,570	$88,625

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$3,079	$3,611
Accounts payable	6,342	6,417
Accrued income taxes	671	503
Customer deposits	1,127	1,572
Accrued compensation	1,195	1,484
Other accrued liabilities	2,278	1,824

Total current liabilities	14,692	15,411

Long-term debt, less current maturities	12,017	14,108
Accrued pension costs	2,663	2,829
Deferred income taxes	8,382	8,889
Other long-term liabilities	395	344

Total liabilities	38,149	41,581

Commitments and Contingencies	—	—

Shareholders’ equity:
Common stock, $1 par value, 50,000,000 shares authorized, 9,601,779 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	9,602	9,602
Additional paid-in capital	25,290	25,290
Retained earnings	15,274	13,521
Accumulated other comprehensive loss	(1,745)	(1,369)

Total shareholders’ equity	48,421	47,044

Total liabilities and shareholders’ equity	$86,570	$88,625

See Notes to Condensed Consolidated Financial Statements

Portec Rail Products, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
		(Dollars in Thousands, Except Per Share Data)
Net sales	$24,086	$18,513	$44,907	$33,706
Cost of sales	16,311	13,083	30,610	24,405

Gross profit	7,775	5,430	14,297	9,301

Selling, general and administrative	5,050	3,281	9,744	6,115
Amortization expense	173	16	340	32

Operating income	2,552	2,133	4,213	3,154

Interest expense	209	25	472	71
Other expense (income), net	36	(51)	(35)	(33)

Income before income taxes	2,307	2,159	3,776	3,116
Provision for income taxes	599	695	1,063	995

Net income	$1,708	$1,464	$2,713	$2,121

Earnings per share
Basic and diluted	$.18	$.17	$.28	$.25

Weighted average shares outstanding
Basic and diluted	9,601,779	8,602,169	9,601,779	8,602,169

Dividends per share	$.05	$.05	$.10	$.10
See Notes to Condensed Consolidated Financial Statements

Portec Rail Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30
	2005	2004
	(In Thousands)
Operating Activities
Net income	$2,713	$2,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,179	728
Provision for doubtful accounts	7	46
Changes in operating assets and liabilities:
Accounts receivable	(2,872)	(3,187)
Inventories	(292)	(204)
Prepaid expenses and other assets	(1,601)	391
Accounts payable	473	257
Income taxes payable	183	(10)
Accrued expenses	(171)	455

Net cash (used in) provided by operating activities	(381)	597

Investing Activities
Purchases of property, plant and equipment	(768)	(309)
Proceeds from sale of assets	—	13

Net cash used in investing activities	(768)	(296)

Financing Activities
Net decrease in revolving credit agreements	(413)	(5,834)
Principal payments on bank term loans	(1,832)	(2,005)
Principal payments to Boone County Bank, Inc. (related party)	—	(74)
Principal payments on capital leases	(13)	(5)
Cash dividends paid to shareholders	(960)	(862)
Issuance of common stock	—	17,972

Net cash (used in) provided by financing activities	(3,218)	9,192

Effect of exchange rate changes on cash and cash equivalents	(44)	7

(Decrease) increase in cash and cash equivalents	(4,411)	9,500
Cash and cash equivalents at beginning of period	7,749	418

Cash and cash equivalents at end of period	$3,338	$9,918

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$557	$67

Income taxes	$1,161	$1,075

Capital lease obligation incurred for equipment	—	$16

See Notes to Condensed Consolidated Financial Statements

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1: Organization
Portec Rail Products, Inc. (sometimes herein referred to as “we”, “our”, “us”, the “Company”, or “Portec Rail Products”) was incorporated in West Virginia in 1997. We manufacture, supply and distribute a broad range of rail products, including rail joints, rail anchors, rail spikes, railway friction management products and systems, railway wayside data collection and data management systems and freight car securement devices. We also manufacture material handling equipment through our United Kingdom operation. We serve both the domestic and international markets. Our five manufacturing facilities are located in Huntington, West Virginia; St. Jean, Quebec, Canada; Vancouver, British Columbia, Canada; Wrexham, Wales, United Kingdom; and Leicester, England, United Kingdom. We also have an engineering and assembly facility located in Dublin, Ohio, and have offices near Chicago, Illinois; Montreal, Quebec, Canada, and Birmingham, England, United Kingdom. Our corporate headquarters is located near Pittsburgh, Pennsylvania.
Note 2: Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Portec Rail Products, Inc.; Salient Systems, Inc. (Salient Systems), our wholly-owned United States subsidiary; 3094497 Nova Scotia Company, our wholly-owned Canadian subsidiary (Nova Scotia); and Portec Rail Products (UK) Ltd., our wholly-owned United Kingdom subsidiary (United Kingdom). All significant intercompany balances and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United Sates of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, we believe that the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the 2004 Annual Report on Form 10-K. The balance sheet information as of December 31, 2004 was derived from our audited balance sheet included in our 2004 Annual Report on Form 10-K. Unless otherwise indicated, all dollar amounts are in U.S. dollars.
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
The major components of inventories are as follows:

	June 30	December 31
	2005	2004
	(In Thousands)
Raw materials	$8,589	$8,972
Work in process	421	357
Finished goods	10,327	9,822

	19,337	19,151
Less reserve for slow-moving and obsolete inventory	513	337

Net inventory	$18,824	$18,814

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4: Long-Term Debt
Long-term debt consists of the following:

	June 30	December 31
	2005	2004
	(In Thousands)
National City Bank Credit Facility: (a)
Term loan facility	$13,211	$14,710
Revolving credit facility – United States	—	—
Revolving credit facility – Canada	—	834

United Kingdom loans: (b)
Term loan	—	211
Property loan	—	137
Quodeck acquisition loan	—	320
Overdraft credit facility	—	—

Kelsan overdraft credit facility (c)	718	325
Salient Systems promissory notes (d)	1,120	1,120
Capitalized lease obligations	47	62

	15,096	17,719
Less current maturities	3,079	3,611

	$12,017	$14,108

(a) National City Bank Credit Facility
On November 30, 2004, we entered into a $25.0 million term loan and revolving credit facility with National City Bank and its Canadian affiliate that provided acquisition financing in addition to supporting the working capital requirements of our United States business units and our Canadian operation near Montreal. Under this agreement, there are three separate borrowing components, a $7.0 million United States revolving credit facility, a $3.1 million ($3.75 million Canadian dollars) revolving credit facility for our Canadian operation near Montreal, and an outstanding term loan of $13.2 million. As of June 30, 2005, we had the ability to borrow $10.1 million under the revolving credit facilities, as the combined borrowings under the total facility cannot exceed $25.0 million. This agreement contains certain financial covenants that require us to maintain cash flow coverage and leverage ratios as well as maintaining minimum amounts of tangible net worth. This credit facility further limits capital expenditures, sales of assets, and additional indebtedness. We were in compliance with all of these financial covenants as of June 30, 2005.
National City Bank (Canada) Term Loan Facility:
To finance the acquisition of Kelsan Technologies Corp. (“Kelsan”) on November 30, 2004 we borrowed $17.6 million Canadian dollars ($14.9 million U.S.) under the term loan facility through 3094497 Nova Scotia Company (“Nova Scotia”). Nova Scotia is the borrower of the funds under the credit agreement, and Portec Rail Products, Inc. is the sole guarantor of the term loan with substantially all of our United States assets pledged as collateral. Under this seven-year term loan, our monthly principal payments are $210,050 Canadian dollars ($171,000 U.S.). We have the option to direct outstanding borrowings under a Canadian prime lending rate option, a Canadian Banker’s Acceptance Equivalent Note (“BA Note”) option, or utilize a combination of both of these options at our discretion. Interest rates under these options are the prevailing Canadian prime rate plus an applicable margin of 1.25% to 1.75% (prime rate option), or the BA Note interest rate plus an applicable margin of 2.25% to 2.75% (BA Note option). As of June 30, 2005, we had outstanding borrowings of $15.9 million Canadian dollars ($13.0 million U.S.) that were priced under the BA Note rate option at 5.06%, and

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
$310,050 Canadian dollars ($253,000 U.S.) that were priced under the Canadian prime rate option at 5.75%. This term loan is scheduled to mature on November 30, 2011.
(b) United Kingdom Loans
Term Loan:
In connection with a plant expansion, our United Kingdom subsidiary entered into a £300,000 pounds sterling ($466,000 U.S.) term loan with a financial institution in the United Kingdom. The interest rate was the financial institution’s base rate plus 2.25%. The term loan was repayable in equal monthly installments and had an original scheduled maturity date of July 31, 2010. This loan was repaid in full during March 2005.
Property Loan:
In connection with the acquisition of Conveyors International Ltd., Torvale Fisher Limited, a wholly-owned subsidiary of Portec Rail Products (UK) Ltd., entered into a property loan with a financial institution in the United Kingdom. This £400,000 pounds sterling ($664,000 U.S.) property loan was repayable in equal monthly installments and had an original scheduled maturity date of March 31, 2009. The interest rate was the financial institution’s base rate plus 2.25%. This loan was repaid in full during March 2005.
Quodeck Acquisition Loan:
In connection with the acquisition of the assets of Quodeck Ltd., our United Kingdom subsidiary entered into a £300,000 pounds sterling ($471,000 U.S.) term loan with a financial institution in the United Kingdom. The Quodeck acquisition loan was repayable in equal monthly installments beginning in September 2003 and had an original scheduled maturity date of September 10, 2006. The interest rate was the financial institution’s base rate plus 1.75%. This loan was repaid in full during April 2005.
Overdraft Credit Facility:
Our United Kingdom subsidiary has a £750,000 pounds sterling ($1.3 million U.S.) overdraft credit facility on its primary bank account with a financial institution in the United Kingdom to support its working capital requirements. This facility expires on March 19, 2006. The interest rate on the overdraft facility is the financial institution’s base rate plus 1.5%. For any borrowings in excess of £750,000 pounds sterling that the financial institution approves, the interest rate is the financial institution’s base rate plus 3.5%. As of June 30, 2005, the interest rate on this credit facility was 6.25% and there were no outstanding borrowings. The overdraft credit facility is secured with substantially all of the assets of Portec Rail Products (UK) Ltd. and its wholly-owned subsidiaries.
(c) Kelsan Overdraft Credit Facility
Kelsan Technologies Corp., our Vancouver, Canada subsidiary, has a $1.5 million Canadian dollar ($1.2 million U.S.) overdraft credit facility with a local financial institution to support its working capital requirements. This credit facility is secured by a general security agreement granting a first security interest on the majority of Kelsan’s assets. The interest rate is the Canadian prime rate plus 1.0%. As of June 30, 2005, outstanding borrowings were $880,000 Canadian dollars ($718,000 U.S.) and interest accrued at 5.25%. This credit facility is due upon demand, and borrowings under this facility are included in current maturities of long-term debt. This credit facility is reviewed on an annual basis and has a current maturity date of December 31, 2005.
(d) Salient Systems Promissory Notes
In connection with the acquisition of Salient Systems on September 30, 2004, we executed two promissory notes. One promissory note was executed with Harold Harrison, the founder and former President and Chief Executive Officer of Salient Systems. This promissory note, in the aggregate principal amount of $1,064,000 is due to Mr. Harrison in four

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
equal, annual installments of $266,000 beginning January 3, 2006 and ending January 3, 2009. A second promissory note was executed with Falls River Group, LLC, which acted as a financial advisor to Salient Systems. This promissory note, in the aggregate principal amount of $56,000 is due to Falls River Group, LLC in four equal, annual installments of $14,000 beginning January 3, 2006 and ending January 3, 2009. The unpaid principal balance of the promissory notes accrues interest at the prime rate as published in the Wall Street Journal. All accrued and unpaid interest is payable annually beginning January 3, 2006. The outstanding balance on the promissory notes accrued interest at 6.25% as of June 30, 2005. As of June 30, 2005, we had accrued interest expense of $46,000 related to these promissory notes.
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
The components of our net periodic pension (benefit)/cost related to our United States defined benefit pension plan are as follows for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
	(In Thousands)
Service cost	$—	$—	$—	$—
Interest cost	130	128	260	256
Expected return on plan assets	(170)	(178)	(340)	(356)
Amortization of unrecognized loss	12	—	24	—

Pension (benefit)/cost	$(28)	$(50)	$(56)	$(100)

During 2005, we anticipate that no contributions will be made to this pension plan. In February 2004, as required under the Employee Retirement Income Security Act of 1974 (ERISA), we contributed the required minimum payment of approximately $147,000 to this pension plan.
The components of net periodic pension cost/(benefit) of our United Kingdom defined benefit pension plans are as follows for the three months ended June 30, 2005 and 2004:

	Portec Rail	Conveyors	Portec Rail	Conveyors
	Plan	Plan	Plan	Plan
	2005	2005	2004	2004
	(In Thousands)
Service cost	$—	$—	$—	$—
Interest cost	77	11	69	10
Expected return on plan assets	(73)	(18)	(70)	(17)
Amortization of transition amount	(13)	(3)	(13)	(3)
Amortization of unrecognized loss (gain)	30	(3)	19	(1)

Pension cost/(benefit)	$21	$(13)	$5	$(11)

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The components of net periodic pension cost/(benefit) of our United Kingdom defined benefit pension plans are as follows for the six months ended June 30, 2005 and 2004:

	Portec Rail	Conveyors	Portec Rail	Conveyors
	Plan	Plan	Plan	Plan
	2005	2005	2004	2004
		(In Thousands)
Service cost	$—	$—	$28	$—
Interest cost	159	22	139	20
Expected return on plan assets	(150)	(37)	(146)	(34)
Amortization of transition amount	(27)	(5)	(27)	(6)
Amortization of unrecognized loss (gain)	62	(6)	38	(2)

Pension cost/(benefit)	$44	$(26)	$32	$(22)

Our funding policy for the Portec Rail plan is to contribute the greater of £12,000 pounds sterling ($22,000 U.S.) or the minimum annual contribution required by applicable regulations. For the three and six months ended June 30, 2005, £3,000 and £6,000 pounds sterling, respectively, ($6,000 and $11,000 U.S.) in employer contributions have been made to the Portec Rail plan. For the remainder of 2005, we anticipate making additional contributions of £6,000 pounds sterling ($11,000 U.S.), plus the payment of certain plan administrative expenses, to the Portec Rail pension plan. For the six months ended June 30, 2005, we have not made any employer contributions to the Conveyors plan, nor do we anticipate making any employer contributions to the Conveyors plan for the remainder of 2005.
Note 6: Comprehensive Income
Comprehensive income for the three and six months ended June 30, 2005 and 2004 is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
	(In Thousands)
Net income	$1,708	$1,464	$2,713	$2,121
Minimum pension liability adjustment, net of tax	88	15	113	(24)
Foreign currency translation adjustments, net of tax	(373)	(163)	(488)	(56)

Comprehensive income	$1,423	$1,316	$2,338	$2,041

Note 7: Earnings Per Share
Basic earnings per share (EPS) is computed as net income available to common shareholders divided by the weighted average common shares outstanding. Diluted earnings per share considers the potential dilution that occurs related to issuance of common stock under stock option plans. At the present time, we do not have any stock option plans or other instruments that would cause dilution.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 8: Commitments and Contingencies
Contractual Obligations
The following is a summary of our contractual obligations as of June 30, 2005, due on a calendar year basis:

					More
		Less	1 – 3	3 – 5	than 5
Contractual Obligations	Total	than 1 year	years	years	years
			(In Thousands)
Long term debt	$14,331	$1,029	$4,676	$4,675	$3,951
Future interest payments for long-term debt obligations (1)	2,285	402	1,096	611	176
Revolving credit facilities	718	718	—	—	—
Capital leases	47	11	35	1	—
Operating leases	4,114	528	2,043	735	808

Total contractual obligations	$21,495	$2,688	$7,850	$6,022	$4,935

(1)	Assumes that the interest rates on our long-term debt agreements at June 30, 2005 (See Note 4 of the consolidated financial statements of Form 10-Q) will continue for the life of the agreements.
Litigation
We are involved from time to time in lawsuits that arise in the normal course of business. We actively and vigorously defend all lawsuits. We have been named with numerous other defendants in an environmental lawsuit. The plaintiff seeks to recover costs which it has incurred, and may continue to incur, to investigate and remediate its former property as required by the New York State Department of Environmental Conservation (NYSDEC). We have not been named as a liable party by the NYSDEC and believe we have no liability to the plaintiff in the case. We filed a motion for summary judgment seeking a ruling to have us dismissed from the case. In November 2003 the motion for summary judgment was granted and we were dismissed from the case by the United States District Court for the Northern District of New York. In March 2004, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit, appealing, in part, the District Court’s decision to dismiss all claims against us. In April 2005, the plaintiff’s appeal was dismissed by the Second Circuit Court without prejudice, and the matter was remanded to the United States District Court for the Northern District of New York for consideration in light of a recent United States Supreme Court decision. As of July 2005, all briefs addressing this recent Supreme Court decision have been filed by the parties and oral argument has been scheduled or August 2005. Once the District Court decides this issue upon remand, we expect the plaintiff will again appeal to the Second Circuit. Ongoing litigation may be protracted, and we may incur additional ongoing legal expenses, which are not estimable at this time.
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
Intersegment sales are accounted for at arm’s-length prices, reflecting prevailing market conditions within the United States, Canada and the United Kingdom. Such sales and associated costs are eliminated in the consolidated financial statements. Salient Systems was acquired on September 30, 2004, and is operated under the RMP segment. Since the

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
acquisition date, all assets and liabilities of Salient Systems, and the results of operations for Salient Systems, have been included in the RMP segment and the consolidated financial statements. In conjunction with the Kelsan acquisition in November 2004, and to provide the most advantageous tax benefits under both Canadian and United States income tax laws, we established a new Canadian subsidiary, 3094497 Nova Scotia Company, and transferred ownership of Portec, Rail Products Ltd., our Canadian subsidiary, to 3094497 Nova Scotia Company. Kelsan was acquired on November 30, 2004, and is operated under the Canada segment. Since the acquisition date, all assets and liabilities of Kelsan, and the results of operations for Kelsan, have been included in the Canada segment and the consolidated financial statements.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
	(In Thousands)
External Sales
RMP	$11,403	$8,455	$20,762	$16,320
SSD	1,544	1,235	2,877	1,937
Canada	8,007	4,862	14,697	8,704
United Kingdom	3,132	3,961	6,571	6,745

Total	$24,086	$18,513	$44,907	$33,706

Intersegment Sales
RMP	$519	$500	$1,035	$765
SSD	3	—	3	—
Canada	1,783	475	2,424	896
United Kingdom	7	21	32	27

Total	$2,312	$996	$3,494	$1,688

Total Sales
RMP	$11,922	$8,955	$21,797	$17,085
SSD	1,547	1,235	2,880	1,937
Canada	9,790	5,337	17,121	9,600
United Kingdom	3,139	3,982	6,603	6,772

Total	$26,398	$19,509	$48,401	$35,394

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
	(In Thousands)
Operating Income (Loss)
RMP	$1,675	$1,259	$2,780	$2,337
SSD	294	198	501	217
Canada	1,149	793	1,828	1,217
United Kingdom	137	346	352	165
Corporate	(703)	(463)	(1,248)	(782)

Total	2,552	2,133	4,213	3,154

Interest Expense	209	25	472	71
Other Expense (Income), net	36	(51)	(35)	(33)

Income Before Income Taxes	$2,307	$2,159	$3,776	$3,116

Depreciation and Amortization
RMP	$181	$160	$359	$318
SSD	2	3	4	6
Canada	286	80	565	161
United Kingdom	122	120	242	241
Corporate	7	1	9	2

Total	$598	$364	$1,179	$728

Capital Expenditures
RMP	$296	$84	$403	$235
SSD	—	—	—	2
Canada	80	11	175	34
United Kingdom	45	44	106	54
Corporate	63	—	84	—

Total	$484	$139	$768	$325

	June 30	December 31
	2005	2004
	(In Thousands)	(In Thousands)
Total Assets
RMP	$40,108	$40,060
SSD	1,851	1,699
Canada	32,292	32,504
United Kingdom	9,905	10,532
Corporate	2,414	3,830

Total	$86,570	$88,625

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

Overview
     In the United States, Canada and the United Kingdom, we manufacture, supply and distribute a broad range of rail products, including rail joints, rail anchors, rail spikes, railway friction management products and systems, railway wayside data collection and data management systems and freight car securement devices. End users of our rail products include Class I railroads, short-line and regional railroads and transit systems. Our three North American business segments along with the rail division of our United Kingdom business segment serve these end users. In addition, our United Kingdom business segment manufactures and supplies material handling products primarily to end users within the United Kingdom. These products include overhead and floor conveyor systems, racking systems and mezzanine flooring systems. The end users of our material handling products are primarily in the manufacturing, distribution, garment and food industries.
Results of Operations
Three Months Ended June 30, 2005 compared to Three Months Ended June 30, 2004
     Net Sales. Net sales increased to $24.1 million for the three months ended June 30, 2005, an increase of $5.6 million or 30.3%, from $18.5 million for the comparable period in 2004. This increase is primarily attributable to increased sales of $3.1 million at our Canadian operations, $2.9 million at RMP, and $309,000 at SSD, partially offset by lower sales of $829,000 at our United Kingdom operation. Net sales for Canada were positively impacted by the acquisition of Kelsan in November 2004, which added $1.5 million in new sales during the second quarter of 2005. Additionally, increased customer demand across all major product lines at our operation near Montreal added an additional $1.1 million of sales during the three months ended June 30, 2005. Foreign currency translation of Canadian dollars into U.S. dollars also favorably impacted sales in the current period by approximately $523,000. Net sales at RMP increased $2.9 million during the second quarter of 2005, primarily due to increased customer demand for our rail joints and related products and friction management products, which resulted in $2.1 million of combined additional sales. Included in the rail joints and related products sales increase is $484,000 related to steel surcharges being a pass-through cost to our customers. Additionally, net sales for Salient Systems added $794,000 of new sales for RMP during the second quarter of 2005. Net sales at SSD increased $309,000 during the second quarter of 2005, due to increased sales of our auto rack load securement systems, primarily newly designed and standard bridge plates. Net sales at our United Kingdom operation were $829,000 lower during the current period, primarily due to lower customer demand for our material handling products, as these products are dependent on capital spending by original equipment manufacturers.
     Gross Profit. Gross profit increased to $7.8 million for the three months ended June 30, 2005, an increase of $2.4 million or 44.4%, from $5.4 million for the comparable period in 2004. This increase is primarily due to the acquisitions of Kelsan and Salient Systems, which added $1.2 million and $488,000 of gross profit, respectively, during the second quarter of 2005. Gross profit at our Canadian operation near Montreal increased $483,000, of which $346,000 resulted from the increased sales volume of our products, primarily rail spikes and friction management products and services, along with a favorable foreign currency translation of $137,000. Additionally, increased sales of our rail joints and related products, along our with friction management products, contributed an additional $438,000 of gross profit at RMP, while gross profit at our United Kingdom operation was $350,000 lower during the three months ended June 30, 2005, primarily due to lower demand for our material handling products.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $5.0 million for the three months ended June 30, 2005, an increase of $1.7 million or 51.5%, from $3.3 million for the comparable period in 2004. This increase is primarily due to the acquisitions of Kelsan and Salient Systems, which have added $1.0 million and $410,000, respectively, of selling, general and administrative expenses during the second quarter of 2005. Corporate shared service expenses have increased $239,000 in the current period, primarily due to employee additions, increased professional fees, and employee salary and benefit increases. At our Canadian operation near Montreal, selling, general and administrative expenses increased $115,000 in the current period, of which $72,000 is attributable to increased spending on expenses such as employee salaries and benefits and research and development expenses for our friction management product line, while approximately $43,000 is attributable to an unfavorable foreign currency translation. These increases have been partially offset by lower selling, general, and administrative expenses at our United Kingdom operation of $147,000, due primarily to reduced expenses such as professional fees and insurance, and lower sales commission expenses.

     Amortization Expense. Amortization expense increased to $173,000 for the three months ended June 30, 2005, an increase of $157,000 from $16,000 for the comparable period in 2004. This increase is primarily due to amortization expense on intangible assets purchased and deferred financing fees incurred as a result of the Kelsan acquisition in November 2004. Amortization expense for these intangible assets amounted to $135,000 for the three months ended June 30, 2005.
     Interest Expense. Interest expense increased to $209,000 for the three months ended June 30, 2005, an increase of $184,000 from $25,000 for the comparable period in 2004. This increase is primarily due to a $14.9 million term loan from National City Bank (Canada) obtained in November 2004, the proceeds of which were used to finance the acquisition of Kelsan, which added $167,000 of interest expense during the second quarter of 2005. Total long-term debt increased to $15.1 million at June 30, 2005, from $1.4 million at June 30, 2004.
     Provision for Income Taxes. Provision for income taxes decreased to $599,000 for the three months ended June 30, 2005, from $695,000 for the comparable period in 2004. The effective tax rates on reported taxable income were 26.0% and 32.2% for the three months ended June 30, 2005 and 2004, respectively. Our consolidated effective tax rate reflects research and development tax credits received by our Canadian operations, which reduced income tax expense by $148,000 and $29,000, or 6.4% and 1.3% for the three months ended June 30, 2005 and 2004, respectively.
     Net Income. Net income increased to $1.7 million for the three months ended June 30, 2005, an increase of $244,000 or 16.3%, from $1.5 million for the comparable period in 2004. Our basic and diluted net income per share increased to $.18 on average shares outstanding of 9,601,779 for the three months ended June 30, 2005, from $.17 on average shares outstanding of 8,602,169 for the three months ended June 30, 2004.
Six Months Ended June 30, 2005 compared to Six Months Ended June 30, 2004
     Net Sales. Net sales increased to $44.9 million for the six months ended June 30, 2005, an increase of $11.2 million or 33.2%, from $33.7 million for the comparable period in 2004. This increase is primarily attributable to increased sales of $6.0 million at our Canadian operations, $4.5 million at RMP, and $940,000 at SSD. Net sales at our Canadian operations were positively impacted by the acquisition of Kelsan in November 2004, which added $3.1 million of new sales during the first six months of 2005, along with increased sales of $2.0 million at our operation near Montreal, primarily due to increased customer demand across all major product lines. A favorable foreign currency translation of Canadian dollars into U.S. dollars also positively impacted Canadian sales by approximately $902,000. Net sales at RMP increased $4.5 million, primarily due to increased customer demand for our products, primarily rail joints and related products and friction management products, which resulted in $2.8 million of combined additional sales. Included in the rail joints and related products sales increase is $860,000 related to steel surcharges being a pass-through cost to our customers. Additionally, net sales for Salient Systems added $1.6 million of new sales for RMP during the first six months of 2005. Net sales at SSD increased $940,000 during the first six months of 2005, primarily due to sales of our auto rack load securement systems.
     Gross Profit. Gross profit increased to $14.3 million for the six months ended June 30, 2005, an increase of $5.0 million or 53.8%, from $9.3 million for the comparable period in 2004. This increase is primarily due to the acquisitions of Kelsan and Salient Systems, which added $2.2 million and $1.0 million of gross profit, respectively, during the first six months of 2005. Gross profit at our Canadian operation near Montreal increased $901,000, of which approximately $675,000 resulted from the increased sales volume across all major product lines, along with a favorable foreign currency translation of approximately $226,000. Additionally, increased sales of our products, primarily rail joints and related products, contributed an additional $491,000 of gross profit at RMP during the six months ended June 30, 2005. Gross profit at SSD increased $336,000, primarily due to increased sales of auto rack load securement systems for the six months ended June 30, 2005.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $9.7 million for the six months ended June 30, 2005, an increase of $3.6 million or 59.0%, from $6.1 million for the comparable period in 2004. This increase is primarily due to the acquisitions of Kelsan and Salient Systems, which have added $2.0 million and $880,000, respectively, of selling, general and administrative expenses during the first six months of 2005. Corporate shared service expenses increased $465,000, primarily due to employee additions, employee salary and benefit increases, and increases in professional fees, primarily to support Sarbanes-Oxley compliance requirements. At our Canadian operation near Montreal, selling, general, and administrative expenses increased $246,000, of which $166,000 is due to increased spending on expenses such as employee salaries and benefits, and research and development expenses to support product development in our friction management product line, along with an unfavorable foreign currency translation of approximately $80,000 during the six months ended June 30, 2005. At our United Kingdom operation, selling, general and administrative expenses decreased $168,000 in the current period, due primarily to reduced expenses such as professional fees and insurance, and lower sales commission expenses.
     Amortization Expense. Amortization expense increased to $340,000 for the six months ended June 30, 2005, an increase of $308,000 from $32,000 for the comparable period in 2004. This increase is primarily due to amortization expense on intangible assets purchased and deferred financing fees incurred as a result of the Kelsan acquisition in November 2004. Amortization expense for these intangible assets amounted to $273,000 for the six months ended June 30, 2005.
     Interest Expense. Interest expense increased to $472,000 for the six months ended June 30, 2005, an increase of $401,000 from $71,000 for the comparable period in 2004. This increase is primarily due to a $14.9 million term loan from National City Bank (Canada) obtained in November 2004, the proceeds of which were used to finance the acquisition of Kelsan, which resulted in $364,000 of interest expense during the first six months of 2005. Total long-term debt increased to $15.1 million at June 30, 2005, from $1.4 million at June 30, 2004.
     Provision for Income Taxes. Provision for income taxes increased to $1.1 million for the six months ended June 30, 2005, from $995,000 for the comparable period in 2004. The effective tax rates on reported taxable income were 28.1 % and 31.9% for the six months ended June 30, 2005 and 2004, respectively. Our consolidated effective tax rate reflects research and development tax credits received by our Canadian operations, which reduced income tax expense by $196,000 and $54,000, or 5.2% and 1.7% for the six months ended June 30, 2005 and 2004, respectively.
     Net Income. Net income increased to $2.7 million for the six months ended June 30, 2005, an increase of $592,000 or 28.2%, from $2.1 million for the comparable period in 2004. Our basic and diluted net income per share increased to $.28 on average shares outstanding of 9,601,779 for the six months ended June 30, 2005, from $.25 on average shares outstanding of 8,602,169 for the six months ended June 30, 2004.
Business Segment Review
     We operate four business segments consisting of Railway Maintenance Products Division (RMP), Shipping Systems Division (SSD), 3094497 Nova Scotia Company (Canada) and Portec Rail Products (UK) Ltd. (United Kingdom), along with a corporate functional shared service. The presentation of segment information reflects the manner in which we organize and manage our segments by geographic areas for making operating decisions, assessing performance and allocating resources. Intersegment sales are accounted for at arm’s-length prices, reflecting prevailing market conditions within the United States, Canada and the United Kingdom. Such sales and associated costs are eliminated in the consolidated financial statements. Salient Systems was acquired on September 30, 2004, and is operated under the RMP segment. Since the acquisition date, all assets and liabilities of Salient Systems, and the results of operations for Salient Systems, have been included in the RMP segment and the consolidated financial statements. In conjunction with the Kelsan acquisition in November 2004, and to provide the most advantageous tax benefits under both Canadian and United States income tax laws, we established a new Canadian subsidiary, 3094497 Nova Scotia Company, and transferred ownership of Portec, Rail Products Ltd., our Canadian subsidiary, to 3094497 Nova Scotia Company. Kelsan was acquired on November 30, 2004, and is operated under the Canada segment. Since the acquisition date, all assets and liabilities of Kelsan, and the results of operations for Kelsan, have been included in the Canada segment and the consolidated financial statements.
     Railway Maintenance Products Division – “RMP”. Our RMP business segment manufactures and assembles track components and related products, friction management products, and wayside data collection and data management systems. We also provide services to railroads, transit systems and railroad contractors, and distribute and resell purchased track components and lubricants manufactured by third parties. Our manufactured and assembled track component and friction management products consist primarily of standard and insulated rail joints, friction management systems, and wayside data collection and data management systems. Our purchased and distributed products consist primarily of various lubricants. On September 30, 2004, we acquired Salient Systems, which designs, manufactures, and provides wayside measurement and detection products, services and support for both the domestic and international railway transportation industry. Salient Systems’ equipment and software are engineered to enhance our rail customers’ equipment utilization by improving reliability and reducing maintenance expense. Since the acquisition date, the results of operations and related assets and liabilities for Salient Systems are included in this business segment.

	Three Months Ended				Six Months Ended
	June 30				June 30
	2005		2004		2005		2004
	(In Thousands)
External sales	$11,403	(2)	$8,455		$20,762	(2)	$16,320
Intersegment sales	519		500		1,035		765
Operating income	1,675	(2)	1,259		2,780	(2)	2,337

Sales by product line(1)
Rail joints and related products	$6,063		$4,510		$11,656		$9,014
Friction management products and services	4,739		4,081		7,878		7,415
Wayside data collection and data management systems	830	(2)	—	(3)	1,683	(2)	—	(3)
Other products and services	290		364		580		656

Total product and service sales	$11,922		$8,955		$21,797		$17,085

(1)	Includes intersegment sales.

(2)	Includes Salient Systems’ external sales of $794,000 and $1.6 million and operating income of $78,000 and $122,000 for the three and six months ended June 30, 2005, respectively.

(3)	On an unaudited basis and before pro forma adjustments, Salient Systems’ net sales were $529,000 and $864,000, and operating income/(loss) was $20,000 and ($216,000) for the three and six months ended June 30, 2004, respectively. The amounts listed in this footnote are not included in the RMP table above.
     For the three months ended June 30, 2005, external sales for RMP increased by $2.9 million or 34.1%, to $11.4 million from $8.5 million during the comparable period in 2004. This increase is primarily due to increased customer demand for our track component products, primarily rail joints and related products, and our friction management products, which combined contributed an additional $2.1 million in sales. Included in the rail joint and related products sales increase is $484,000 related to steel surcharges being a pass-through cost to our customers at no additional margin during the second quarter of 2005. Additionally, external sales for Salient Systems added $794,000 of new sales for RMP during the second quarter of 2005. Operating income for the three months ended June 30, 2005 increased to $1.7 million from $1.3 million for the comparable period in 2004, an increase of $416,000 or 32.0%, primarily due to gross profit on the additional sales volume as described above, partially offset by the selling, general and administrative expenses at Salient Systems of $410,000.
     For the six months ended June 30, 2005, external sales for RMP increased by $4.5 million or 27.6%, to $20.8 million from $16.3 million during the comparable period in 2004. This increase is primarily due to increased customer demand for our track component products, primarily rail joints and related products, and our friction management products, which combined contributed an additional $2.8 million in sales. Included in the rail joint and related products sales increase is $860,000 related to steel surcharges being a pass-through cost to our customers at no additional margin during the six months ended June 30, 2005. Additionally, external sales for Salient Systems added $1.6 million of new sales for RMP during the six months ended June 30, 2005. Operating income for the six months ended June 30, 2005 increased to $2.8 million from $2.3 million for the comparable period in 2004, an increase of $443,000 or 19.3% primarily due to gross profit on the additional sales volume as described above, partially offset by the selling, general and administrative expenses at Salient Systems of $880,000.

     Shipping Systems Division – “SSD”. SSD engineers and sells load securement systems to the railroad freight car market. These systems are used to secure a wide variety of products and lading onto freight cars.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
	(In Thousands)
External sales	$1,544	$1,235	$2,877	$1,937
Intersegment sales	3	—	3	—
Operating income	294	198	501	217

Sales by product line(1)
Auto rack load securement systems	$456	$—	$975	$1
Heavy duty load securement systems	436	453	889	764
All other load securement systems	655	782	1,016	1,172

Total product and service sales	$1,547	$1,235	$2,880	$1,937

(1)	Includes intersegment sales.
     For the three months ended June 30, 2005, external sales for SSD increased by $309,000 or 25.8%, to $1.5 million from $1.2 million during the comparable period in 2004. This increase is primarily due to increased sales of auto rack load securement systems, particularly our newly designed and standard bridge plates, as customer demand for this product line has increased significantly. Operating income for the three months ended June 30, 2005 increased to $294,000 from $198,000 during the comparable period in 2004, an increase of $96,000 or 48.5%, primarily due to the increased gross profit on sales of our auto rack load securement systems.
     For the six months ended June 30, 2005, external sales for SSD increased by $940,000 or 49.5%, to $2.9 million from $1.9 million during the comparable period in 2004. This increase is primarily due to sales of our auto rack load securement systems, particularly our newly designed and standard bridge plates, as customer demand for this product line has increased significantly. Operating income for the six months ended June 30, 2005 increased to $501,000 from $217,000 during the comparable period in 2004, an increase of $284,000 or 130.9%, primarily due to the increased gross profit on sales of our auto rack load securement systems.
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

	Three Months Ended				Six Months Ended
	June 30				June 30
	2005		2004		2005		2004
	(In Thousands)
External sales	$8,007	(2)	$4,862		$14,697	(2)	$8,704
Intersegment sales	1,783	(3)	475		2,424	(3)	896
Operating income	1,149	(2)	793		1,828	(2)	1,217
Average translation rate of Canadian dollar to United States dollar	0.8086		0.7432		0.8089		0.7460

Sales by product line(1)
Rail anchors and spikes	$5,495		$3,825		$10,110		$7,228
Friction management products and services	3,968	(2)	1,295	(4)	6,490	(2)	2,022	(4)
Other products and services	327		217		521		350

Total product and service sales	$9,790		$5,337		$17,121		$9,600

(1)	Includes intersegment sales.

(2)	Includes Kelsan sales of $1.5 million and $3.1 million, and operating income of $123,000 and $229,000 for the three and six months ended June 30, 2005, respectively.

(3)	Includes Kelsan intersegment sales of $330,000 and $426,000 for the three and six months ended June 30, 2005, respectively.

(4)	On an unaudited basis and before pro forma adjustments, Kelsan’s net sales were $1.7 million and $4.4 million and operating income was $180,000 and $634,000 for the three and six months ended June 30, 2004, respectively. The amounts listed in this footnote are not included in the Canada table above.
     For the three months ended June 30, 2005, external sales for Canada increased by $3.1 million or 63.3%, to $8.0 million from $4.9 million during the comparable period in 2004. This increase is primarily attributable to the acquisition of Kelsan, which added $1.5 million of new sales during the second quarter of 2005. Additionally, increased customer demand across all major product lines for our operation near Montreal added $1.1 million in external sales, while a favorable foreign currency translation of $523,000 also positively impacted sales in the current period. Operating income for the three months ended June 30, 2005 increased to $1.1 million from $793,000 during the comparable period in 2004, an increase of $356,000 or 44.9%. This increase is primarily due to the additional gross profit of $346,000 on the higher sales volume across all major product lines at our operation near Montreal, along with $123,000 of operating income from Kelsan. Additionally, operating income for Canada was positively impacted by a favorable foreign currency translation of approximately $93,000 for the three months ended June 30, 2005. Offsetting these increases in operating income was amortization expense of $135,000 on acquired intangible assets and deferred financing fees related to the Kelsan acquisition, along with increased selling, general and administrative expenses of approximately $72,000, primarily research and development expenses for our friction management product line, and higher employee salaries and benefits at our operation near Montreal.
     For the six months ended June 30, 2005, external sales for Canada increased by $6.0 million or 69.0%, to $14.7 million from $8.7 million during the comparable period in 2004. This increase is primarily attributable to the acquisition of Kelsan in November 2004, which added $3.1 million of new sales during the six months ended June 30, 2005. Additionally, increased customer demand across all major product lines for our operation near Montreal added $2.0 million in external sales, along with a favorable foreign currency translation of Canadian dollars to U.S. dollars, which also positively impacted sales by approximately $902,000 during the six months ended June 30, 2005. Operating income increased to $1.8 million from $1.2 million during the comparable period in 2004, an increase of $611,000 or 50.9%, primarily due to the additional gross profit of $675,000 on the higher sales volume across all major product lines at our operation near Montreal, along with $229,000 of operating income from Kelsan for the six months ended June 30, 2005. Additionally, operating income for Canada was positively impacted by a favorable foreign currency translation of approximately $146,000 for the six months ended June 30, 2005. Offsetting these increases in operating income was amortization expense of $273,000 on acquired intangible assets and deferred financing fees related to the Kelsan acquisition, along with increased selling, general and administrative expenses of $166,000, primarily research and development expenses for our friction management product line, and higher employee salaries and benefits at our operation near Montreal.

     Portec Rail Products (UK) Ltd. – “United Kingdom”. In the United Kingdom, we operate and serve our customers in two markets. The United Kingdom’s rail business is primarily driven by sales of friction management products and services to the United Kingdom passenger rail network. The United Kingdom’s material handling business includes product lines such as overhead and floor conveyor systems, racking systems and mezzanine flooring systems. The end users of our material handling products are primarily United Kingdom-based companies in the manufacturing, distribution, garment and food industries. These companies, primarily original equipment manufacturers, typically purchase our material handling products as part of their capital spending plans.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
		(In Thousands)
External sales	$3,132	$3,961	$6,571	$6,745
Intersegment sales	7	21	32	27
Operating income	137	346	352	165
Average translation rate of British pound sterling to United States dollar	1.8517	1.8187	1.8687	1.8279

Sales by product line(1)
Material handling products	$2,164	$2,719	$4,415	$4,667
Friction management products and services	975	1,263	2,188	2,105

Total product and service sales	$3,139	$3,982	$6,603	$6,772

(1)	Includes intersegment sales.
     For the three months ended June 30, 2005, external sales at our United Kingdom operation declined by $829,000 or 20.7%, to $3.1 million from $4.0 million during the comparable period in 2004. This decline is primarily attributable to a lower customer demand for both our material handling and friction management products during the second quarter of 2005. Operating income for the three months ended June 30, 2005 declined to $137,000 from $346,000 during the comparable period in 2004, a decrease of $209,000 or 60.4%. This decrease is primarily due to reduced gross profit of $350,000 on the lower sales volume, partially offset by lower selling, general, and administrative expenses of $147,000, due primarily to reduced expenses such as professional fees and insurance, and lower sales commission expenses.
     For the six months ended June 30, 2005, external sales at our United Kingdom operation experienced a slight decline of $174,000 or 2.6%, to $6.6 million from $6.7 million during the comparable period in 2004. This decline is primarily attributable to a lower customer demand for our material handling products, as this product line is dependent on capital spending by original equipment manufacturers, partially offset by a favorable foreign currency translation of approximately $143,000 during the six months ended June 30, 2005. Operating income for the six months ended June 30, 2005 increased to $352,000 from $165,000 during the comparable period in 2004, an increase of $187,000 or 113.3%. This increase is primarily due to lower selling, general and administrative expenses of $168,000, due primarily to reduced expenses such as professional fees and insurance, and lower sales commission expenses.
Liquidity and Capital Resources
     Our cash flow from operations is the primary source of financing for internal growth, capital expenditures, repayment of long-term obligations, dividends to our shareholders, and other commercial commitments. The most significant risk associated with our ability to generate sufficient cash flow from operations is the overall level of demand for our products. Our total cash balance is $3.3 million at June 30, 2005. We may use this cash for acquisitions, product line expansions, or other general corporate purposes. In addition to cash generated from operations, we have revolving and overdraft credit facilities in place to support the working capital needs of each of our business segments. We believe that our cash flow from operations and the ability to borrow additional cash under our credit and overdraft facilities along with our existing cash balances will be sufficient to meet our cash flow requirements and growth objectives over the next twelve months.

     Cash Flow Analysis. During the six months ended June 30, 2005, we used $381,000 in cash from operating activities compared to generating $597,000 in cash from operating activities during the six months ended June 30, 2004. Cash provided by operating activities during the six months ended June 30, 2005 includes net income of $2.7 million, an increase of $592,000 from net income of $2.1 million during the six months ended June 30, 2004. Depreciation and amortization expense was $1.2 million during the six months ended June 30, 2005, an increase of $451,000 for the six months ended June 30, 2004, primarily due to amortization expense on intangible assets acquired in conjunction with the Kelsan acquisition in November 2004. Timing differences in other operating assets and liabilities resulted in approximately $164,000 of cash generated during the six months ended June 30, 2005. Offsetting these increases were increased accounts receivable of $2.9 million, primarily due to higher sales levels, and higher prepaid expenses and other assets of $1.6 million, during the six months ended June 30, 2005. The increase in prepaid expenses and other assets is primarily due to $520,000 of advance payments on steel purchases from China made by RMP, an increase of $442,000 due from the Canadian government for refundable goods and services taxes paid, and tax credits of $196,000 due to Kelsan from the Canadian government for research and development expenditures. Cash generated from operating activities during the six months ended June 30, 2004 includes a decrease in prepaid expenses of $827,000 related to legal and professional fees incurred for the initial public offering of our common stock in January 2004.
     Net cash used in investing activities was $768,000 for the six months ended June 30, 2005, compared to $296,000 during the same period in 2004. Cash used in investing activities was for capital expenditures, which upgrade our machinery and equipment, improve our facilities, support new strategic initiatives or develop new products. No individual capital expenditure was greater than $100,000. The majority of our capital spending is discretionary. We believe that the overall level of capital spending for our business segments is sufficient to remain competitive.
     Net cash used in financing activities was $3.2 million for the six months ended June 30, 2005, compared to $9.2 million of cash provided by financing activities during the comparable period in 2004. Cash used for financing activities in 2005 includes repayments of long-term debt obligations of $1.8 million and cash dividends paid on common stock of $960,000, in addition to net repayments on revolving and overdraft credit facilities of $413,000. Cash provided by financing activities for the six months ended June 30, 2004 primarily related to the net proceeds received from our initial public offering of common stock in January 2004, and subsequent exercising of an over-allotment option by the underwriter, which provided $18.0 million in net proceeds. Cash used during the first six months of 2004 included net repayments of $7.8 million on short-term and long-term debt obligations and cash dividends paid on common stock of $862,000.
Financial Condition
     At June 30, 2005, total assets were $86.6 million, a decrease of $2.0 million or 2.3%, from December 31, 2004. The decrease at June 30, 2005 is primarily due to a decrease of $4.4 million in cash and cash equivalents, which were primarily used for debt service, capital expenditures and dividend payments in the first six months of 2005. This decrease was partially offset by an increase of $2.2 million in accounts receivable at June 30, 2005, which is primarily due to an increase in sales volume at RMP and Canada. At June 30, 2005, net working capital (defined as current assets minus current liabilities) was $25.0 million, a decrease of $297,000 or 1.2%, from $25.3 million at December 31, 2004.
     Total outstanding debt obligations were $15.1 million at June 30, 2005, a decrease of $2.6 million or 14.7% from $17.7 million at December 31, 2004. The decrease in total outstanding debt obligations reflects principal payments on the Kelsan acquisition loan with National City Bank (Canada), repayment of borrowings on our revolving credit facility at our Canadian operation near Montreal, and the repayment of term debt by our United Kingdom operation.
     The products we manufacture and sell, such as our joint bars, rail anchors and rail spikes, require steel as a major element in the production process. Beginning in 2004, worldwide steel prices began to significantly increase, resulting in surcharges being added to our overall raw material costs. This trend continued throughout 2004 and into 2005, but to a lesser degree. As a result, these steel surcharges have increased our raw material inventory costs. While these higher material costs have had some negative impact on our financial results during 2005, particularly on our track component product lines, we believe the impact of the higher material costs have not had a material impact on our overall financial results. Although we have been successful in passing most of the steel surcharges through to our customers, we have been able to do so at no additional gross profit. If a prolonged increase in steel prices should continue and we are unable to pass on these added costs to our customers, our future earnings may be negatively impacted.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to interest rate risk on our long-term debt obligations and our working capital facilities are under floating interest rate arrangements. We have determined that these risks are not significant enough to warrant hedging programs. If interest rates increase we will be exposed to higher interest rates and we will be required to use more cash to settle our long-term debt obligations. As interest rates increase on our variable long-term debt, it will have a negative impact on future earnings because the interest rates will increase our interest expense. Conversely, if interest rates decrease on our variable long-term debt, it will have a positive impact on future earnings because lower interest rates will decrease our interest expense. Based upon our long-term debt amounts as of June 30, 2005, for every 1% increase or decrease in the interest rate on our long-term debt, our annual interest expense will fluctuate by approximately $151,000.
     In addition, we are exposed to foreign currency translation fluctuations with our international operations. We do not have any foreign exchange derivative contracts to hedge against foreign currency exposures. Therefore, we are exposed to the related effects when foreign currency exchange rates fluctuate. If the U.S. dollar strengthens against the Canadian dollar and/or the British pound sterling, the translation rate for these foreign currencies will decrease, which will have a negative impact on our operating income. For example, for the three and six months ended June 30, 2005, for every 1/100 change in the exchange rate of the Canadian dollar to the U.S. dollar, our Canadian operation’s operating income would have changed by $14,000 and $23,000, respectively. Further, for every 1/100 change in the exchange rate of the British pound sterling to the U.S. dollar, the impact on operating income for our United Kingdom operation for the three and six months ended June 30, 2005 would have been $1,000 and $2,000, respectively. Foreign currency translation fluctuations have no impact on cash flows as long as we continue to reinvest any profits back into the respective foreign operations.
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

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are involved from time to time in lawsuits that arise in the normal course of business. We actively and vigorously defend all lawsuits. We have been named with numerous other defendants in an environmental lawsuit. The plaintiff seeks to recover costs, which it has incurred, and may continue to incur, to investigate and remediate its former property as required by the New York State Department of Environmental Conservation (NYSDEC). We have not been named as a liable party by the NYSDEC and believe we have no liability to the plaintiff in the case. We filed a motion for summary judgment seeking a ruling to have us dismissed from the case. In November 2003 the motion for summary judgment was granted and we were dismissed from the case by the United States District Court for the Northern District of New York. In March 2004, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit, appealing, in part, the District Court’s decision to dismiss all claims against us. In April 2005, the plaintiff’s appeal was dismissed by the Second Circuit Court without prejudice, and the matter was remanded to the United States District Court for the Northern District of New York for consideration in light of a recent United States Supreme Court decision. As of July 2005, all briefs addressing this recent Supreme Court decision have been filed by the parties and oral argument has been scheduled for August 2005. Once the District Court decides this issue upon remand, we expect the plaintiff will again appeal to the Second Circuit. Ongoing litigation may be protracted, and we may incur additional ongoing legal expenses, which are not estimable at this time.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Nothing to report under this item.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Nothing to report under this item.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The annual meeting of shareholders was held on June 7, 2005. At the annual meeting, shareholders considered the election of eleven (11) directors to the Board of Directors for a one year term and the ratification of the appointment of BKD, LLP as independent auditors for the Company for the year ending December 31, 2005. Of the 9,313,322 shares present by proxy, the following is the number of shares voted for, against or withheld and abstained.
1.	With respect to the election of eleven (11) directors whose terms expire in 2006:

	For	Withheld	Broker Non-Vote

Marshall T. Reynolds	9,118,187	195,135	278,903
Carl M. Callaway	9,117,356	195,966	278,903
John S. Cooper	9,294,693	18,629	278,903
Philip E. Cline	9,293,873	19,449	278,903
Daniel P. Harrington	9,119,136	194,186	278,903
A. Michael Perry	9,292,693	20,629	278,903
Douglas V. Reynolds	9,293,524	19,798	278,903
Neal W. Scaggs	9,119,136	194,186	278,903
Robert L. Shell, Jr.	9,113,736	199,586	278,903
Kirby J. Taylor	9,294,693	18,629	278,903
Thomas W. Wright	9,294,293	19,029	278,903

2.	With respect to the ratification of the appointment of BKD, LLP as the Company’s independent auditors for the year ending December 31, 2005:

	For	Against	Abstained	Broker Non-Vote

BKD, LLP	9,111,972	195,043	6,307	278,903
ITEM 5. OTHER INFORMATION
     On May 11, 2005, a fire occurred at our Troy, New York property destroying some of the structures at that location. The Troy property was acquired as part of the original purchase from our former parent company, Portec Inc., in December 1997 and is a non-operating asset. We are currently renting the entire property to a tenant for a nominal amount. Due to the poor condition of the property, it was uninsurable, but we do not anticipate a write-down of the asset. Subsequent to May 11, 2005, the debris which resulted from the fire damage was removed from the property. We do not believe that the clean-up costs or any contingent costs are material to our results of operations or financial condition.
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

PORTEC RAIL PRODUCTS, INC.
Date: August 12, 2005	By:	/s/ John S. Cooper
John S. Cooper, President and Chief
Executive Officer

Date: August 12, 2005	By:	/s/ Michael D. Bornak
Michael D. Bornak, Vice President of
Finance, Chief Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002