Form 10-Q
period 2005-09-30
PORTEC RAIL PRODUCTS INC
filed 2005-11-10
CIK 1263074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
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
YES ☐ NO ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
     As of October 31, 2005, there were 9,601,779 shares of the registrant’s common stock outstanding.

PORTEC RAIL PRODUCTS, INC.
INDEX TO FORM 10-Q

Item
Number		Page Number

	PART I — FINANCIAL INFORMATION

1.	Financial Statements:

	Condensed Consolidated Balance Sheets
	September 30, 2005 (Unaudited) and December 31, 2004	3

	Condensed Consolidated Statements of Income (Unaudited)
	Three and nine months ended September 30, 2005 and 2004	4

	Condensed Consolidated Statements of Cash Flows (Unaudited)
	Nine months ended September 30, 2005 and 2004	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

3.	Quantitative and Qualitative Disclosures About Market Risk	23

4.	Controls and Procedures	23

	PART II — OTHER INFORMATION

1.	Legal Proceedings	24

2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

3.	Defaults Upon Senior Securities	24

4.	Submission of Matters to a Vote of Security Holders	24

5.	Other Information	24

6.	Exhibits	25

	Signatures	26

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Portec Rail Products, Inc.
Condensed Consolidated Balance Sheets

	September 30	December 31
	2005	2004
	(Unaudited)	(Audited)
	(In Thousands)
Assets
Current assets
Cash and cash equivalents	$6,977	$7,749
Accounts receivable, net	14,033	12,452
Inventories, net	16,799	18,814
Prepaid expenses and other current assets	811	895
Deferred income taxes	584	762

Total current assets	$39,204	$40,672
Property, plant and equipment, net of accumulated depreciation of $9,632 and $9,347 at September 30, 2005 and December 31, 2004, respectively	12,137	12,660
Intangible assets, net of accumulated amortization of $540 and $51 at September 30, 2005 and December 31, 2004, respectively	24,144	24,185
Goodwill	11,045	10,957
Other assets	248	151

Total assets	$86,778	$88,625

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$3,042	$3,611
Accounts payable	4,571	6,417
Accrued income taxes	1,168	503
Customer deposits	799	1,572
Accrued compensation	1,648	1,484
Other accrued liabilities	2,079	1,824

Total current liabilities	13,307	15,411

Long-term debt, less current maturities	11,727	14,108
Accrued pension costs	2,613	2,829
Deferred income taxes	8,692	8,889
Other long-term liabilities	460	344

Total liabilities	36,799	41,581

Commitments and Contingencies	—	—

Shareholders’ equity:
Common stock, $1 par value, 50,000,000 shares authorized, 9,601,779 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	9,602	9,602
Additional paid-in capital	25,290	25,290
Retained earnings	16,507	13,521
Accumulated other comprehensive loss	(1,420)	(1,369)

Total shareholders’ equity	49,979	47,044

Total liabilities and shareholders’ equity	$86,778	$88,625

See Notes to Condensed Consolidated Financial Statements

Portec Rail Products, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
		(Dollars in Thousands, Except Per Share Data)

Net sales	$24,191	$17,023	$69,098	$50,729
Cost of sales	16,336	12,535	46,946	36,940

Gross profit	7,855	4,488	22,152	13,789

Selling, general and administrative	4,862	2,967	14,607	9,082
Amortization expense	177	16	516	48

Operating income	2,816	1,505	7,029	4,659

Interest expense	193	20	665	91
Other expense (income), net	175	(9)	140	(42)

Income before income taxes	2,448	1,494	6,224	4,610
Provision for income taxes	735	518	1,798	1,513

Net income	$1,713	$976	$4,426	$3,097

Earnings per share
Basic and diluted	$.18	$.11	$.46	$.36

Weighted average shares outstanding
Basic and diluted	9,601,779	8,711,150	9,601,779	8,711,150

Dividends per share	$.05	$.05	$.15	$.15
See Notes to Condensed Consolidated Financial Statements

Portec Rail Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30
	2005	2004
	(In Thousands)
Operating Activities
Net income	$4,426	$3,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,276	1,072
Amortization expense	517	48
Provision for doubtful accounts	7	46
Deferred income taxes	(19)	—
Loss (gain) on sale of fixed assets	8	(11)
Impairment of long-lived assets	193	—
Changes in operating assets and liabilities:
Accounts receivable	(2,342)	(2,285)
Inventories	1,955	(373)
Prepaid expenses and other current assets	(223)	249
Accounts payable	(1,128)	(212)
Income taxes payable	700	(123)
Accrued expenses	(243)	178

Net cash provided by operating activities	5,127	1,686

Investing Activities
Business acquisition, net of cash acquired	—	(2,411)
Purchases of property, plant and equipment	(1,128)	(823)
Proceeds from sale of assets	5	14

Net cash used in investing activities	(1,123)	(3,220)

Financing Activities
Net decrease in revolving credit agreements	(597)	(6,301)
Principal payments on bank term loans	(2,680)	(2,082)
Principal payments to Boone County Bank, Inc. (related party)	—	(74)
Principal payments on capital leases	(19)	(9)
Cash dividends paid to shareholders	(1,440)	(1,292)
Issuance of common stock	—	17,972

Net cash (used in) provided by financing activities	(4,736)	8,214

Effect of exchange rate changes on cash and cash equivalents	(40)	34

(Decrease) increase in cash and cash equivalents	(772)	6,714
Cash and cash equivalents at beginning of period	7,749	418

Cash and cash equivalents at end of period	$6,977	$7,132

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$701	$89

Income taxes	$1,447	$1,730

Capital lease obligation incurred for equipment	—	$16

Non cash items for business acquisition:
Issuance of common stock	—	$7,187

Notes payable	—	$1,120

See Notes to Condensed Consolidated Financial Statements

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
Note 2: Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Portec Rail Products, Inc.; Salient Systems, Inc. (Salient Systems), our wholly-owned United States subsidiary; 3094497 Nova Scotia Company, our wholly-owned Canadian subsidiary (Nova Scotia); and Portec Rail Products (UK) Ltd., our wholly-owned United Kingdom subsidiary (United Kingdom). All significant intercompany balances and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United Sates of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, we believe that the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the 2004 Annual Report on Form 10-K. The balance sheet information as of December 31, 2004 was derived from our audited balance sheet included in our 2004 Annual Report on Form 10-K. Unless otherwise indicated, all dollar amounts are in U.S. dollars. Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on net earnings.
Note 3: Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for all inventories. Inventory costs include material, labor and manufacturing overhead.
The major components of inventories are as follows:

	September 30	December 31
	2005	2004
	(In Thousands)

Raw materials	$7,237	$8,972
Work in process	180	357
Finished goods	9,749	9,822

	17,166	19,151
Less reserve for slow-moving and obsolete inventory	367	337

Net inventory	$16,799	$18,814

Note 4: Long-Term Debt
Long-term debt consists of the following:

	September 30	December 31
	2005	2004
	(In Thousands)

National City Bank Credit Facility: (a)
Term loan facility	$13,037	$14,710
Revolving credit facility — United States	—	—
Revolving credit facility — Canada	—	834

United Kingdom loans: (b)
Term loan	—	211
Property loan	—	137
Quodeck acquisition loan	—	320
Overdraft credit facility	—	—

Kelsan overdraft credit facility (c)	570	325
Salient Systems promissory notes (d)	1,120	1,120
Capitalized lease obligations	42	62

	14,769	17,719
Less current maturities	3,042	3,611

	$11,727	$14,108

(a) National City Bank Credit Facility
On November 30, 2004, we entered into a $25.0 million term loan and revolving credit facility with National City Bank and its Canadian affiliate that provided acquisition financing in addition to supporting the working capital requirements of our United States business units and our Canadian operation near Montreal. Under this agreement, there are three separate borrowing components, a $7.0 million United States revolving credit facility, a $3.2 million ($3.75 million Canadian dollars) revolving credit facility for our Canadian operation near Montreal, and an outstanding term loan of $13.0 million. The revolving credit facility for our Canadian operation near Montreal was repaid in full during June 2005. As of September 30, 2005, we had the ability to borrow $10.2 million under the revolving credit facilities. The combined borrowings under the total facility cannot exceed $25.0 million. This agreement contains certain financial covenants that require us to maintain cash flow coverage and leverage ratios as well as maintaining minimum amounts of tangible net worth. This credit facility further limits capital expenditures, sales of assets, and additional indebtedness. We were in compliance with all of these financial covenants as of September 30, 2005.
National City Bank (Canada) Term Loan Facility:
To finance the acquisition of Kelsan Technologies Corp. (“Kelsan”) on November 30, 2004 we borrowed $17.6 million Canadian dollars ($14.9 million U.S.) under the term loan facility through 3094497 Nova Scotia Company (“Nova Scotia”). Nova Scotia is the borrower of the funds under the credit agreement, and Portec Rail Products, Inc. is the sole guarantor of the term loan with substantially all of our United States assets pledged as collateral. Under this seven-year term loan, our monthly principal payments are $210,050 Canadian dollars ($181,000 U.S.). We have the option to direct outstanding borrowings under a Canadian prime lending rate option, a Canadian Banker’s Acceptance Equivalent Note (“BA Note”) option, or utilize a combination of both of these options at our discretion. Interest rates under these options are the prevailing Canadian prime rate plus an applicable margin of 1.25% to 1.75% (prime rate option), or the BA Note interest rate plus an applicable margin of 2.25% to 2.75% (BA Note option). As of September 30, 2005, we had outstanding borrowings of $15.2 million Canadian dollars ($13.0 million U.S.) that were priced under the BA Note rate option at 5.21%. This term loan is scheduled to mature on November 30, 2011.

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
Overdraft Credit Facility:
Our United Kingdom subsidiary has a £750,000 pounds sterling ($1.3 million U.S.) overdraft credit facility on its primary bank account with a financial institution in the United Kingdom to support its working capital requirements. This facility expires on March 19, 2006. The interest rate on the overdraft facility is the financial institution’s base rate plus 1.5%. For any borrowings in excess of £750,000 pounds sterling that the financial institution approves, the interest rate is the financial institution’s base rate plus 3.5%. As of September 30, 2005, the interest rate on this credit facility was 6.0% and there were no outstanding borrowings. The overdraft credit facility is secured with substantially all of the assets of Portec Rail Products (UK) Ltd. and its wholly-owned subsidiaries.
(c) Kelsan Overdraft Credit Facility
Kelsan Technologies Corp., our Vancouver, Canada subsidiary, has a $1.5 million Canadian dollar ($1.3 million U.S.) overdraft credit facility with a local financial institution to support its working capital requirements. This credit facility is secured by a general security agreement granting a first security interest on the majority of Kelsan’s assets. The interest rate is the Canadian prime rate plus 1.0%. As of September 30, 2005, outstanding borrowings were $662,000 Canadian dollars ($570,000 U.S.) and interest accrued at 5.5%. This credit facility is due upon demand, and borrowings under this facility are included in current maturities of long-term debt. This credit facility is reviewed on an annual basis and has a current maturity date of December 31, 2005.
(d) Salient Systems Promissory Notes
In connection with the acquisition of Salient Systems on September 30, 2004, we executed two promissory notes. One promissory note was executed with Harold Harrison, the founder and former President and Chief Executive Officer of Salient Systems. This promissory note, in the aggregate principal amount of $1,064,000 is due to Mr. Harrison in four equal, annual installments of $266,000 beginning January 3, 2006 and ending January 3, 2009. A second promissory note was executed with Falls River Group, LLC, which acted as a financial advisor to Salient Systems. This promissory note, in the aggregate principal amount of $56,000 is due to Falls River Group, LLC in four equal annual installments of $14,000 beginning January 3, 2006 and ending January 3, 2009. The unpaid principal balance of the promissory notes accrues interest at the prime rate as published in the Wall Street Journal. All accrued and unpaid interest is payable annually beginning January 3, 2006. The outstanding balance on the promissory notes accrued interest at 6.75% as of September 30, 2005. As of September 30, 2005, we had accrued interest expense of $65,000 related to these promissory notes.
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
The components of our net periodic pension (benefit)/cost related to our United States defined benefit pension plan are as follows for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
	(In Thousands)

Service cost	$—	$—	$—	$—
Interest cost	130	128	390	384
Expected return on plan assets	(170)	(178)	(510)	(534)
Amortization of unrecognized loss	12	—	35	—

Pension (benefit)/cost	$(28)	$(50)	$(85)	$(150)

During 2005, no contributions will be made to this pension plan. In February 2004, as required under the Employee Retirement Income Security Act of 1974 (ERISA), we contributed the required minimum payment of approximately $147,000 to this pension plan.
The components of net periodic pension cost/(benefit) of our United Kingdom defined benefit pension plans are as follows for the three months ended September 30, 2005 and 2004:

	Portec Rail	Conveyors	Portec Rail	Conveyors
	Plan	Plan	Plan	Plan
	2005	2005	2004	2004
		(In Thousands)
Service cost	$—	$—	$—	$—
Interest cost	77	11	69	10
Expected return on plan assets	(72)	(18)	(69)	(17)
Amortization of transition amount	(13)	(2)	(14)	(2)
Amortization of unrecognized loss (gain)	30	(3)	19	(1)

Pension cost/(benefit)	$22	$(12)	$5	$(10)

The components of net periodic pension cost/(benefit) of our United Kingdom defined benefit pension plans are as follows for the nine months ended September 30, 2005 and 2004:

	Portec Rail	Conveyors	Portec Rail	Conveyors
	Plan	Plan	Plan	Plan
	2005	2005	2004	2004
		(In Thousands)

Service cost	$—	$—	$28	$—
Interest cost	236	33	208	30
Expected return on plan assets	(222)	(54)	(215)	(51)
Amortization of transition amount	(41)	(8)	(41)	(8)
Amortization of unrecognized loss (gain)	92	(9)	57	(3)

Pension cost/(benefit)	$65	$(38)	$37	$(32)

Our funding policy for the Portec Rail plan is to contribute the greater of £12,000 pounds sterling ($22,000 U.S.) or the minimum annual contribution required by applicable regulations. For the three and nine months ended September 30, 2005, £3,000 and £9,000 pounds sterling, respectively, ($5,000 and $17,000 U.S.) in employer contributions have been made to the Portec Rail plan. For the remainder of 2005, we anticipate making additional contributions of £3,000 pounds sterling ($5,000 U.S.) to the Portec Rail pension plan. For the nine months ended September 30, 2005, we have not made any employer contributions to the Conveyors plan, nor do we anticipate making any employer contributions to the Conveyors plan for the remainder of 2005.
Note 6: Comprehensive Income
Comprehensive income for the three and nine months ended September 30, 2005 and 2004 is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
	(In Thousands)

Net income	$1,713	$976	$4,426	$3,097
Minimum pension liability adjustment, net of tax	25	4	137	(20)
Foreign currency translation adjustments, net of tax	300	316	(188)	260

Comprehensive income	$2,038	$1,296	$4,375	$3,337

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

Note 8: Commitments and Contingencies
Contractual Obligations
The following is a summary of our contractual obligations as of September 30, 2005, due on a calendar year basis:

		Less			More
		than 1	1 – 3	3 – 5	than 5
Contractual Obligations	Total	year	years	years	years
			(In Thousands)

Long term debt	$14,157	$542	$4,897	$4,898	$3,820
Future interest payments for long-term debt obligations (1)	2,031	155	1,128	616	132
Revolving credit facilities	570	570	—	—	—
Capital leases	42	6	35	1	—
Operating leases	3,951	278	2,106	759	808

Total contractual obligations	$20,751	$1,551	$8,166	$6,274	$4,760

(1)	Assumes that the interest rates on our long-term debt agreements at September 30, 2005 (See Note 4 of the consolidated financial statements of Form 10-Q) will continue for the life of the agreements.
Litigation
We are involved from time to time in lawsuits that arise in the normal course of business. We actively and vigorously defend all lawsuits. In 1999, we were named with numerous other defendants in an environmental lawsuit. The plaintiff sought to recover costs, which it had incurred, and may continue to incur, to investigate and remediate its former property. We have not been named as a liable party by the New York State Department of Environmental Conservation (NYSDEC) and believe we have no liability to the plaintiff. We filed a motion for summary judgment seeking a ruling to have us dismissed from the case. In November 2003, the motion for summary judgment was granted and we were dismissed from the case. In March 2004, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit, appealing, in part, the District Court’s decision to dismiss all claims against us. In April 2005, the plaintiff’s appeal was dismissed by the Second Circuit Court without prejudice, and the matter was remanded to the District Court for consideration in light of a recent United States Supreme Court decision. As of July 2005, all briefs addressing this recent Supreme Court decision had been filed. Once the District Court decides this issue upon remand, we expect the plaintiff will again appeal to the Second Circuit. Ongoing litigation may be protracted, and we may incur additional ongoing legal expenses, which are not estimable at this time.
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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
		(In Thousands)
External Sales
RMP	$12,501	$8,177	$33,263	$24,497
SSD	1,846	1,430	4,723	3,367
Canada	6,332	3,299	21,029	12,003
United Kingdom	3,512	4,117	10,083	10,862

Total	$24,191	$17,023	$69,098	$50,729

Intersegment Sales
RMP	$759	$369	$1,794	$1,134
SSD	6	—	9	—
Canada	1,247	722	3,670	1,618
United Kingdom	6	4	38	31

Total	$2,018	$1,095	$5,511	$2,783

Total Sales
RMP	$13,260	$8,546	$35,057	$25,631
SSD	1,852	1,430	4,732	3,367
Canada	7,579	4,021	24,699	13,621
United Kingdom	3,518	4,121	10,121	10,893

Total	$26,209	$18,118	$74,609	$53,512

Depreciation and Amortization
RMP	$187	$178	$546	$496
SSD	4	3	8	9
Canada	300	88	865	249
United Kingdom	117	122	359	363
Corporate	6	1	15	3

Total	$614	$392	$1,793	$1,120

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
		(In Thousands)
Operating Income (Loss) (A)
RMP	$2,046	$1,092	$4,885	$3,580
SSD	309	220	810	437
Canada	758	287	2,617	1,559
United Kingdom	281	343	633	508
Corporate	(578)	(437)	(1,916)	(1,425)

Total	2,816	1,505	7,029	4,659

Interest Expense	193	20	665	91
Other Expense (Income), net	175	(9)	140	(42)

Income Before Income Taxes	$2,448	$1,494	$6,224	$4,610

Capital Expenditures
RMP	$132	$95	$536	$330
SSD	40	23	40	25
Canada	77	380	252	414
United Kingdom	98	10	204	64
Corporate	12	6	96	6

Total	$359	$514	$1,128	$839

	September 30	December 31
	2005	2004
	(In Thousands)	(In Thousands)

Total Assets
RMP	$41,430	$40,060
SSD	2,016	1,699
Canada	32,836	32,504
United Kingdom	9,616	10,532
Corporate	880	3,830

Total	$86,778	$88,625

(A)	— Operating Income (Loss) for 2004 and for the nine month period ended September 30, 2005 includes pro forma adjustments for the reclassification of one professional and two executive employees’ salary and benefit expenses to be consistent with the allocation of these expenses during 2005. Beginning in April 2005, Corporate shared services began to absorb the salaries, benefits and business travel expenses for these employees due to internal promotions and new responsibilities. The effects of these pro forma adjustments on total Operating Income is zero; however, the pro forma effects on Operating Income (Loss) by business segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
		(In Thousands)

Pro Forma Effect on Operating Income (Loss)
RMP	$—	$75	$59	$226
Canada	—	32	31	87
Corporate	—	(107)	(90)	(313)

Total	$—	$—	$—	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Overview
     In the United States, Canada and the United Kingdom, we manufacture, supply and distribute a broad range of rail products, including rail joints, rail anchors, rail spikes, railway friction management products and systems, railway wayside data collection and data management systems and freight car securement devices. End users of our rail products include Class I railroads, short-line and regional railroads and transit systems. Our North American business segments along with the rail division of our United Kingdom business segment serve these end users. In addition, our United Kingdom business segment manufactures and supplies material handling products primarily to end users within the United Kingdom. These products include overhead and floor conveyor systems, racking systems and mezzanine flooring systems. The end users of our material handling products are primarily in the manufacturing, distribution, garment and food industries.
Results of Operations
Three Months Ended September 30, 2005 compared to Three Months Ended September 30, 2004
     Net Sales. Net sales increased to $24.2 million for the three months ended September 30, 2005, an increase of $7.2 million or 42.4%, from $17.0 million for the comparable period in 2004. This increase is primarily attributable to sales increases of $4.3 million at RMP, $3.0 million at our Canadian operations and $416,000 at SSD, partially offset by lower sales of $605,000 at our United Kingdom operation. Net sales at RMP increased $4.3 million during the third quarter of 2005, primarily due to increased customer demand for our friction management products and rail joints and related products, which resulted in $2.8 million of combined additional sales. Included in the rail joints and related products sales is $633,000 related to steel surcharges being a pass-through cost to our customers at no additional gross profit. Also, net sales for Salient Systems, which was acquired in September 2004, added $1.5 million of new sales for RMP during the third quarter of 2005. Net sales for our Canadian operations increased $3.0 million during the third quarter of 2005, primarily due to the acquisition of Kelsan in November 2004, which added $1.7 million in new sales during the third quarter of 2005. In addition, increased customer demand across all major product lines at our operation near Montreal contributed $973,000 of new sales during the third quarter of 2005. Foreign currency translation of Canadian dollars into U.S. dollars also favorably impacted sales in the current period by approximately $395,000. Net sales at SSD increased $416,000 during the third quarter of 2005, primarily due to increased customer demand for heavy-duty load securement systems, partially offset by lower sales of our other load securement systems. Net sales at our United Kingdom operation were $605,000 lower during the current period, primarily due to lower customer demand for our material handling products, as this product line is dependent on capital spending by original equipment manufacturers; however, our material handling backlog is approximately $3.6 million as of September 30, 2005.
     Gross Profit. Gross profit increased to $7.9 million for the three months ended September 30, 2005, an increase of $3.4 million or 75.6%, from $4.5 million for the comparable period in 2004. This increase is primarily due to the acquisitions of Kelsan and Salient Systems, which added $1.1 million and $975,000 of gross profit, respectively, during the third quarter of 2005. In addition, increased sales of our friction management products contributed $779,000 in gross profit at RMP during the current period. Also, gross profit at our Canadian operation near Montreal increased $470,000, of which $377,000 is due to the increased sales volume across all major product lines, along with a favorable foreign currency translation of $93,000.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $4.9 million for the three months ended September 30, 2005, an increase of $1.9 million or 63.3%, from $3.0 million for the comparable period in 2004. This increase is primarily due to the acquisitions of Kelsan and Salient Systems, which added $963,000 and $495,000, respectively, of selling, general and administrative expenses during the third quarter of 2005, as both of these organizations are heavily involved in engineering and research and development activities. Selling, general, and administrative expenses at RMP increased $309,000 in the current period, primarily due to increased sales commissions, employee additions, and employee salary and benefit increases. Corporate shared service expenses have increased $141,000 in the current period, primarily due to increases in employee salaries, benefits and business travel expenses, and increased professional fees.
     Amortization Expense. Amortization expense increased to $177,000 for the three months ended September 30, 2005, an increase of $161,000 from $16,000 for the comparable period in 2004. This increase is primarily due to amortization expense on intangible assets purchased and deferred financing fees incurred as a result of the Kelsan acquisition in November 2004. Amortization expense for these intangible assets amounted to $140,000 for the three months ended September 30, 2005.

     Interest Expense. Interest expense increased to $193,000 for the three months ended September 30, 2005, an increase of $173,000 from $20,000 for the comparable period in 2004. This increase is primarily due to a $14.9 million term loan from National City Bank (Canada) obtained in November 2004, the proceeds of which were used to finance the acquisition of Kelsan, which added $168,000 of interest expense during the third quarter of 2005. Total long-term debt increased to $14.8 million at September 30, 2005, from $1.9 million at September 30, 2004.
     Other Expense (Income). Other expense increased to $175,000 for the three months ended September 30, 2005, an increase of $184,000 from $9,000 of other income earned during the comparable period in 2004. This increase is primarily due to an impairment charge of $143,000 recognized during the current period on certain non-operating long-lived assets at our Troy, New York property, which were partially destroyed by a fire in May 2005. We are currently attempting to negotiate the sale of the Troy property.
     Provision for Income Taxes. Provision for income taxes increased to $735,000 for the three months ended September 30, 2005, from $518,000 for the comparable period in 2004. The effective tax rates on reported taxable income were 30.0% and 34.7% for the three months ended September 30, 2005 and 2004, respectively. Our consolidated effective tax rates reflect research and development tax credits received by our Canadian operations, which reduced income tax expense by $99,000 and $13,000, or 4.1% and 0.9% for the three months ended September 30, 2005 and 2004, respectively.
     Net Income. Net income increased to $1.7 million for the three months ended September 30, 2005, an increase of $736,000 or 75.4%, from $976,000 for the comparable period in 2004. Our basic and diluted net income per share increased to $.18 on average shares outstanding of 9,601,779 for the three months ended September 30, 2005, from $.11 on average shares outstanding of 8,711,150 for the three months ended September 30, 2004.
Nine Months Ended September 30, 2005 compared to Nine Months Ended September 30, 2004
     Net Sales. Net sales increased to $69.1 million for the nine months ended September 30, 2005, an increase of $18.4 million or 36.3%, from $50.7 million for the comparable period in 2004. This increase is primarily attributable to sales increases of $9.0 million at our Canadian operations, $8.8 million at RMP and $1.4 million at SSD, partially offset by lower sales of $779,000 at our United Kingdom operation. Net sales at our Canadian operations were positively impacted by the acquisition of Kelsan in November 2004, which added $4.8 million of new sales during the first nine months of 2005, along with increased sales of $2.9 million at our operation near Montreal, primarily due to increased customer demand across all major product lines. A favorable foreign currency translation of Canadian dollars into U.S. dollars also positively impacted Canadian sales by approximately $1.3 million. Net sales at RMP increased $8.8 million, primarily due to increased customer demand for our rail joints and related products and friction management products, which resulted in $5.6 million of combined additional sales. Included in the rail joints and related products sales is $1.5 million related to steel surcharges being a pass-through cost to our customers at no additional gross profit. Additionally, net sales for Salient Systems added $3.1 million of new sales for RMP during the first nine months of 2005. Net sales at SSD increased $1.4 million during the first nine months of 2005, primarily due to sales of our auto rack and heavy-duty load securement systems, partially offset by lower sales of our other load securement systems. Net sales at our United Kingdom operation declined $779,000, primarily due to lower customer demand for our material handling products during the first nine months of 2005, as this product line is dependent on capital spending by original equipment manufacturers; however, our material handling backlog is approximately $3.6 million as of September 30, 2005.
     Gross Profit. Gross profit increased to $22.2 million for the nine months ended September 30, 2005, an increase of $8.4 million or 60.9%, from $13.8 million for the comparable period in 2004. This increase is primarily due to the acquisitions of Kelsan and Salient Systems, which added $3.4 million and $2.0 million of gross profit, respectively, during the first nine months of 2005. In addition, pross profit at our Canadian operation near Montreal increased $1.4 million, of which $1.1 million is due to the increased sales volume across all major product lines, and approximately $321,000 is due to a favorable foreign currency translation. Also, increased sales of rail joints and related products and friction management products contributed an additional $1.3 million of gross profit at RMP during the nine months ended September 30, 2005. Gross profit at SSD increased $441,000, primarily due to increased sales of auto rack and heavy-duty load securement systems, partially offset by lower sales of our other load securement systems.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $14.6 million for the nine months ended September 30, 2005, an increase of $5.5 million or 60.4%, from $9.1 million for the comparable period in 2004. This increase is primarily due to the acquisitions of Kelsan and Salient Systems, which added $2.9 million and $1.4 million, respectively, of selling, general and administrative expenses during the first nine months of 2005, as both of these organizations are heavily involved in engineering and research and development activities. Selling, general, and administrative expenses at RMP increased $572,000 in the current period, primarily due to higher sales commissions, employee additions, and employee salary and benefit increases. Corporate shared service expenses increased $491,000, primarily due to increases in professional fees, employee salaries, benefits and business travel expenses. At our Canadian operation near Montreal, selling, general, and administrative expenses increased $286,000, of which $177,000 is due to increased spending for research and development to support product development of our friction management product line, higher employee salaries and benefits, and an unfavorable foreign currency translation of approximately $109,000 for the nine months ended September 30, 2005. At our United Kingdom operation, selling, general and administrative expenses decreased $213,000 in the current period, primarily due to reduced professional fees, insurance premiums and lower sales commission expenses.
     Amortization Expense. Amortization expense increased to $516,000 for the nine months ended September 30, 2005, an increase of $468,000 from $48,000 for the comparable period in 2004. This increase is primarily due to amortization expense on intangible assets purchased and deferred financing fees incurred as a result of the Kelsan acquisition in November 2004. Amortization expense for these intangible assets amounted to $413,000 for the nine months ended September 30, 2005.
     Interest Expense. Interest expense increased to $665,000 for the nine months ended September 30, 2005, an increase of $574,000 from $91,000 for the comparable period in 2004. This increase is primarily due to a $14.9 million term loan from National City Bank (Canada) obtained in November 2004, the proceeds of which were used to finance the Kelsan acquisition, which resulted in $532,000 of interest expense during the first nine months of 2005. Total long-term debt increased to $14.8 million at September 30, 2005, from $1.9 million at September 30, 2004.
     Other Expense (Income). Other expense increased to $140,000 for the nine months ended September 30, 2005, an increase of $182,000 from $42,000 of other income earned during the comparable period in 2004. This increase is primarily due to an impairment charge of $193,000 recognized during the nine months ended September 30, 2005 on certain non-operating long-lived assets at our Troy, New York property, which were partially destroyed by a fire in May 2005. Included in this impairment charge is $50,000 of accrued clean-up costs incurred during the second quarter of 2005 that have been reclassified as part of the total impairment charge resulting from the negotiation process in our attempts to sell the Troy property.
     Provision for Income Taxes. Provision for income taxes increased to $1.8 million for the nine months ended September 30, 2005, from $1.5 million for the comparable period in 2004. The effective tax rates on reported taxable income were 28.9 % and 32.8% for the nine months ended September 30, 2005 and 2004, respectively. Our consolidated effective tax rates reflect research and development tax credits received by our Canadian operations, which reduced income tax expense by $296,000 and $68,000, or 4.8% and 1.5% for the nine months ended September 30, 2005 and 2004, respectively.
     Net Income. Net income increased to $4.4 million for the nine months ended September 30, 2005, an increase of $1.3 million or 41.9%, from $3.1 million for the comparable period in 2004. Our basic and diluted net income per share increased to $.46 on average shares outstanding of 9,601,779 for the nine months ended September 30, 2005, from $.36 on average shares outstanding of 8,711,150 for the nine months ended September 30, 2004.
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

     Railway Maintenance Products Division — “RMP”. Our RMP business segment manufactures and assembles track components and related products, friction management products and wayside data collection and data management systems. We also provide services to railroads, transit systems and railroad contractors, and distribute and resell purchased track components and lubricants manufactured by third parties. Our manufactured and assembled track component and friction management products consist primarily of standard and insulated rail joints, friction management systems and wayside data collection and data management systems. Our purchased and distributed products consist primarily of various rail lubricants. On September 30, 2004, we acquired Salient Systems, which designs, manufactures, and provides wayside measurement and detection products, services and support for both the domestic and international railway transportation industry. Salient Systems’ equipment and software are engineered to enhance our rail customers’ equipment utilization by improving reliability and reducing maintenance expense. Since the acquisition date, the results of operations and related assets and liabilities for Salient Systems are included in this business segment.

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2005		2004		2005		2004
			(In Thousands)

External sales	$12,501	(2)	$8,177		$33,263	(2)	$24,497
Intersegment sales	759		369		1,794		1,134
Operating income	2,046	(2)	1,092	(4)	4,885	(2), (4)	3,580	(4)

Sales by product line(1)
Rail joints and related products	$5,568		$4,889		$17,236		$13,902
Friction management products and services	5,884		3,264		13,750		10,680
Wayside data collection and data management systems	1,500	(2)	—	(3)	3,182	(2)	—	(3)
Other products and services	308		393		889		1,049

Total product and service sales	$13,260		$8,546		$35,057		$25,631

(1)	Includes intersegment sales.

(2)	Includes Salient Systems’ external sales of $1.5 million and $3.1 million and operating income of $480,000 and $602,000 for the three and nine months ended September 30, 2005, respectively.

(3)	On an unaudited basis and before pro forma adjustments, Salient Systems’ net sales were $2.6 million and $3.5 million, and operating income was $1.3 million and $1.0 million for the three and nine months ended September 30, 2004, respectively. The amounts listed in this footnote are not included in the RMP table above.

(4)	Includes pro forma adjustments of $75,000 for the third quarter of 2004, $59,000 for the first nine months of 2005, and $226,000 for the first nine months of 2004 to reclass salary and benefit expenses for one executive and one professional employee to be consistent with the allocation of these expenses during 2005. Beginning in April 2005, Corporate shared services began to absorb the salaries, benefits and business travel expenses for these employees due to internal promotions and assignment of new responsibilities.
     For the three months ended September 30, 2005, external sales for RMP increased by $4.3 million or 52.4%, to $12.5 million from $8.2 million during the comparable period in 2004. This increase is primarily due to increased customer demand for our friction management products and rail joints and related products, which combined contributed an additional $2.8 million in sales. Included in the rail joints and related products sales is $633,000 related to steel surcharges being a pass-through cost to our customers at no additional margin during the third quarter of 2005. Additionally, external sales for Salient Systems added $1.5 million of new sales for RMP during the third quarter of 2005. Operating income for the three months ended September 30, 2005 increased to $2.0 million from $1.1 million for the comparable period in 2004, an increase of $954,000 or 86.7%, primarily due to the contribution of $480,000 of operating income for Salient Systems during the third quarter of 2005, along with increased gross profit on the higher sales volume of our friction management products.
     For the nine months ended September 30, 2005, external sales for RMP increased by $8.8 million or 35.9%, to $33.3 million from $24.5 million during the comparable period in 2004. This increase is primarily due to increased customer demand for our rail joints and related products, and our friction management products, which combined contributed an additional $5.6 million in sales. Included in the rail joint and related products sales is $1.5 million related to steel surcharges being a pass-through cost to our customers at no additional margin during the nine months ended September 30, 2005. Additionally, external sales for Salient Systems added $3.1 million of new sales for RMP during the nine months ended September 30, 2005. Operating income for the nine months ended September 30, 2005 increased to $4.9 million from $3.6 million for the comparable period in 2004, an increase of $1.3 million or 36.1% primarily due to gross profit on the additional sales volume of our friction management and track component products, along with operating income for Salient Systems of $602,000 for the nine months ended September 30, 2005.
     Shipping Systems Division — “SSD”. SSD engineers and sells load securement systems to the railroad freight car market. These systems are used to secure a wide variety of products and lading onto freight cars.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
		(In Thousands)
External sales	$1,846	$1,430	$4,723	$3,367
Intersegment sales	6	—	9	—
Operating income	309	220	810	437

Sales by product line(1)
Heavy duty load securement systems	$1,155	$322	$2,045	$1,086
Auto rack load securement systems	30	—	1,005	1
All other load securement systems	667	1,108	1,682	2,280

Total product and service sales	$1,852	$1,430	$4,732	$3,367

(1)	Includes intersegment sales.
     For the three months ended September 30, 2005, external sales for SSD increased by $416,000 or 29.7%, to $1.8 million from $1.4 million during the comparable period in 2004. This increase is primarily due to increased sales of heavy-duty load securement systems, partially offset by lower sales of all other load securement systems. Operating income for the three months ended September 30, 2005 increased to $309,000 from $220,000 during the comparable period in 2004, an increase of $89,000 or 40.5%, primarily due to the increased gross profit on higher sales volume.
     For the nine months ended September 30, 2005, external sales for SSD increased by $1.4 million or 41.2%, to $4.7 million from $3.4 million during the comparable period in 2004. This increase is primarily due to a significant order from Amtrak for our auto rack load securement product line, and increased sales of our heavy-duty load securement systems, partially offset by lower demand for our other load securement systems. Operating income for the nine months ended September 30, 2005 increased to $810,000 from $437,000 during the comparable period in 2004, an increase of $373,000 or 85.4%, primarily due to the increased gross profit on sales of our auto rack and heavy-duty load securement systems, partially offset by lower gross profit on sales of all other load securement systems.
     3094497 Nova Scotia Company — “Canada”. At our Canadian operation near Montreal, we manufacture rail anchors and rail spikes and assemble friction management products primarily for the two largest Canadian railroads. Rail anchors and spikes are devices to secure rails to the ties to restrain the movement of the rail tracks. On November 30, 2004 we acquired Kelsan, which operates a technology and manufacturing facility in Vancouver, British Columbia. Kelsan’s two primary product lines are stick lubrication and application systems and a liquid friction modifier, Keltrack®. Kelsan manufactures its stick and applicator systems in Vancouver and subcontracts its manufacturing of the Keltrack® product line. Since the acquisition date, the results of operations and related assets and liabilities for Kelsan have been included in this business segment.

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2005		2004		2005		2004
			(In Thousands)
External sales	$6,332	(2)	$3,299		$21,029	(2)	$12,003
Intersegment sales	1,247	(3)	722		3,670	(3)	1,618
Operating income	758	(2)	287	(5)	2,617	(2), (5)	1,559	(5)
Average translation rate of Canadian dollar to United States dollar	0.8340		0.7634		0.8192		0.7536

Sales by product line(1)
Rail anchors and spikes	$3,974		$3,012		$14,090		$10,241
Friction management products and services	3,215	(2)	858	(4)	9,703	(2)	2,879	(4)
Other products and services	390		151		906		501

Total product and service sales	$7,579		$4,021		$24,699		$13,621

(1)	Includes intersegment sales.

(2)	Includes Kelsan external sales of $1.7 million and $4.8 million, and operating income of $157,000 and $387,000 for the three and nine months ended September 30, 2005, respectively.

(3)	Includes Kelsan intersegment sales of $201,000 and $627,000 for the three and nine months ended September 30, 2005, respectively.

(4)	On an unaudited basis and before pro forma adjustments, Kelsan’s net sales were $1.5 million and $5.9 million and operating income/(loss) was ($73,000) and $569,000 for the three and nine months ended September 30, 2004, respectively. The amounts listed in this footnote are not included in the Canada table above.

(5)	Includes pro forma adjustments of $32,000 for the third quarter of 2004, $31,000 for the first nine months of 2005, and $87,000 for the first nine months of 2004 to reclass salary and benefit expenses for one executive employee to be consistent with the allocation of these expenses during 2005. Beginning in April 2005, Corporate shared services began to absorb the salary, benefit and travel expenses for this employee due to an internal promotion and assignment of new responsibilities.
     For the three months ended September 30, 2005, external sales for Canada increased by $3.0 million or 90.9%, to $6.3 million from $3.3 million during the comparable period in 2004. This increase is primarily attributable to the acquisition of Kelsan, which added $1.7 million of new sales during the third quarter of 2005. Additionally, increased customer demand across all major product lines for our operation near Montreal added $973,000 in new sales, while a favorable foreign currency translation of $395,000 also positively impacted sales during the current period. Operating income for the three months ended September 30, 2005 increased to $758,000 from $287,000 during the comparable period in 2004, an increase of $471,000 or 164.1%. This increase is primarily due to additional operating income of $390,000 at our operation near Montreal, primarily increased gross profit on the higher sales volume across all major product lines, along with $157,000 of operating income generated by Kelsan. Additionally, operating income for Canada was positively impacted by a favorable foreign currency translation of approximately $63,000 for the three months ended September 30, 2005. Offsetting these increases in operating income was amortization expense of $140,000 on acquired intangible assets and deferred financing fees related to the Kelsan acquisition.
     For the nine months ended September 30, 2005, external sales for Canada increased by $9.0 million or 75.0%, to $21.0 million from $12.0 million during the comparable period in 2004. This increase is primarily attributable to the acquisition of Kelsan in November 2004, which added $4.8 million of new sales during the nine months ended September 30, 2005. Additionally, increased customer demand across all major product lines for our operation near Montreal added $2.9 million in external sales, along with a favorable foreign currency translation of Canadian dollars to U.S. dollars, which positively impacted sales by approximately $1.3 million during the nine months ended September 30, 2005. Operating income increased to $2.6 million from $1.6 million during the comparable period in 2004, an increase of $1.0 million or 62.5%. This increase is primarily due to the additional gross profit of $1.1 million on the higher sales volume across all major product lines at our operation near Montreal along with $387,000 of operating income generated by Kelsan for the nine months ended September 30, 2005. Additionally, operating income for Canada was positively impacted by a favorable foreign currency translation of approximately $212,000 for the nine months ended September 30, 2005. Partially offsetting these increases in operating income were amortization expense of $413,000 on acquired intangible assets and deferred financing fees related to the Kelsan acquisition, along with increased selling, general and administrative expenses of $177,000, primarily increased research and development expenses for our friction management product line and higher employee salaries and benefits at our operation near Montreal.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
		(In Thousands)
External sales	$3,512	$4,117	$10,083	$10,862
Intersegment sales	6	4	38	31
Operating income	281	343	633	508
Average translation rate of British pound sterling to United States dollar	1.7789	1.8137	1.8374	1.8225

Sales by product line(1)
Material handling products	$2,354	$2,839	$6,769	$7,507
Friction management products and services	1,164	1,282	3,352	3,386

Total product and service sales	$3,518	$4,121	$10,121	$10,893

(1)	Includes intersegment sales.
     For the three months ended September 30, 2005, external sales at our United Kingdom operation declined by $605,000 or 14.7%, to $3.5 million from $4.1 million during the comparable period in 2004. This decline is primarily attributable to a lower customer demand for our material handling products during the third quarter of 2005, as sales for this product line are dependent on capital spending by original equipment manufacturers; however, our material handling backlog is approximately $3.6 million as of September 30, 2005. Operating income for the three months ended September 30, 2005 declined to $281,000 from $343,000 during the comparable period in 2004, a decrease of $62,000 or 18.1%. This decrease is primarily due to the reduced gross profit on the lower sales volume of our material handling products.
     For the nine months ended September 30, 2005, external sales at our United Kingdom operation declined by $779,000 or 7.1%, to $10.1 million from $10.9 million during the comparable period in 2004. This decline is primarily attributable to lower customer demand for our material handling products, as this product line is dependent on capital spending by original equipment manufacturers. Operating income for the nine months ended September 30, 2005 increased to $633,000 from $508,000 during the comparable period in 2004, an increase of $125,000 or 24.6%. This increase is primarily due to lower selling, general and administrative expenses such as professional fees, insurance and sales commissions during the nine months ended September 30, 2005.
Liquidity and Capital Resources
     Our cash flow from operations is the primary source of financing for internal growth, capital expenditures, repayment of long-term obligations, dividends to our shareholders, and other commercial commitments. The most significant risk associated with our ability to generate sufficient cash flow from operations is the overall level of demand for our products. Our total cash balance is approximately $7.0 million at September 30, 2005. We may use this cash for acquisitions, product line expansions or general corporate purposes. In addition to cash generated from operations, we have revolving and overdraft credit facilities in place to support the working capital needs of each of our business segments. We believe that our cash flow from operations and the ability to borrow additional cash under our credit and overdraft facilities along with our existing cash balances will be sufficient to meet our cash flow requirements and growth objectives over the next twelve months.
     Cash Flow Analysis. During the nine months ended September 30, 2005, we generated $5.1 million in cash from operating activities compared to generating $1.7 million in cash from operating activities during the nine months ended September 30, 2004. Cash generated from operating activities during the nine months ended

September 30, 2005 includes net income of $4.4 million, an increase of $1.3 million from net income of $3.1 million during the nine months ended September 30, 2004. Depreciation and amortization expenses were $1.8 million during the nine months ended September 30, 2005, an increase of $673,000 over the nine months ended September 30, 2004, primarily due to amortization expense on intangible assets acquired in conjunction with the Kelsan acquisition in November 2004. Additionally, lower inventory balances generated $2.0 million of cash during the nine months ended September 30, 2005. The decrease in inventory is primarily due to the annual July plant shutdown at our Canadian operation near Montreal. Offsetting this increase in cash were increased accounts receivable of $2.3 million, primarily due to higher sales levels, and lower accounts payable of $1.1 million, primarily due to timing of payments to vendors, during the nine months ended September 30, 2005. Cash generated from operating activities during the nine months ended September 30, 2004 includes net income of $3.1 million and depreciation and amortization expenses of $1.1 million. Offsetting these 2004 cash increases is a decrease of $2.3 million in cash due to higher accounts receivable balances on the increased sales volume.
     Net cash used in investing activities was $1.1 million for the nine months ended September 30, 2005, compared to $3.2 million during the same period in 2004. Cash used in investing activities during the nine months ended September 30, 2005 was for capital expenditures, which upgrade our machinery and equipment, improve our facilities, support new strategic initiatives or develop new products. During the third quarter of 2005, we obtained Board of Director approval to purchase and install an induction furnace for our Canadian manufacturing operation near Montreal. We anticipate that this new electric-fired furnace will reduce our operating costs, modernize our operations and improve the plant’s air quality, while improving our overall performance. The estimated cost of this project is $700,000 to $800,000, and the anticipated completion date is the second quarter of 2006. Cash used in investing activities during the nine months ended September 30, 2004 includes $2.4 million for the acquisition of Salient Systems in September 2004. The majority of our capital spending is discretionary. We believe that the overall level of capital spending for our business segments is sufficient to remain competitive.
     Net cash used in financing activities was $4.7 million for the nine months ended September 30, 2005, compared to $8.2 million of cash provided by financing activities during the comparable period in 2004. Cash used for financing activities in 2005 includes repayments of long-term debt obligations of $2.7 million, cash dividends paid on common stock of $1.4 million, and net repayments on revolving and overdraft credit facilities of $597,000. Cash provided by financing activities for the nine months ended September 30, 2004 primarily related to the net proceeds received from our initial public offering of common stock in January 2004, and subsequent exercising of an over-allotment option by the underwriter, which provided $18.0 million in net proceeds. Cash used during the first nine months of 2004 included net repayments of $8.5 million on short-term and long-term debt obligations, and cash dividends paid on common stock of $1.3 million.
Financial Condition
     At September 30, 2005, total assets were $86.8 million, a decrease of $1.8 million or 2.0% from $88.6 million at December 31, 2004. The decrease at September 30, 2005 is primarily due to a decrease of $2.0 million in inventories, primarily due to the annual July plant shutdown at our Canadian operation near Montreal. Cash balances have decreased $772,000, as we have used our cash to reduce long-term indebtedness. Offsetting these decreases was an increase of $1.6 million in accounts receivable at September 30, 2005, primarily due to an increase in sales volume. At September 30, 2005, net working capital (defined as current assets minus current liabilities) was $25.9 million, an increase of $636,000 or 2.5%, from $25.3 million at December 31, 2004.
     Total outstanding debt obligations were $14.8 million at September 30, 2005, a decrease of $2.9 million or 16.4% from $17.7 million at December 31, 2004. The decrease in total outstanding debt obligations reflects principal payments on the Kelsan acquisition loan with National City Bank (Canada), repayment of borrowings on our revolving credit facility at our Canadian operation near Montreal, and the repayment of term debt by our United Kingdom operation.
     The products that we manufacture and sell, such as our joint bars, rail anchors and rail spikes, require steel as a major element in the production process. Beginning in 2004, worldwide steel prices began to significantly increase, resulting in surcharges being added to our overall raw material costs. This trend continued throughout 2004 and into 2005, but to a lesser degree. As a result, these steel surcharges have increased our raw material inventory costs. While these higher material costs have had some negative impact on our financial results during 2005, particularly on our track component product lines, we believe the impact of the higher material costs has not had a material impact on our overall financial results. Although we have been successful in passing most of the steel surcharges through to our customers (approximately $1.5 million for the nine months ended September 30, 2005), we have been able to do so at no additional gross profit. If a prolonged increase in steel prices should continue and we are unable to pass on these added costs to our customers, our future earnings may be negatively impacted.

     On October 18, 2005, Roanoke Electric Steel Corp., the parent company of Steel of West Virginia, Inc., our primary supplier of steel for our Huntington, West Virginia manufacturing plant, announced the execution of a definitive agreement and plan of merger with Steel Dynamics, Inc. In addition, on November 2, 2005, Stelco, Inc. the parent company of our primary steel supplier in Canada, Norambar, Inc., signed a letter of intent to sell Norambar, Inc. to Mittal Canada, Inc. We have an agreement with Norambar, Inc. to obtain our steel products through December 2007. However, we have no formal agreement with Steel of West Virginia, Inc. It is unclear what effect, if any, that these transactions will have on our ability to obtain steel from the new owners following the completion of the mergers, or the price at which we will be able to purchase the steel. While we have no reason to believe that our supply of steel will be disrupted, should the new owners decide to alter their steel product offerings, we would have to obtain an alternative source of steel. We currently have secondary suppliers for some of our steel product lines in place. However, there can be no assurance that we will be successful in obtaining a new source of steel for all of our product lines on commercially reasonable terms.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to interest rate risk on our long-term debt obligations and our working capital facilities are under floating interest rate arrangements. We have determined that these risks are not significant enough to warrant hedging programs. If interest rates increase we will be exposed to higher interest rates and we will be required to use more cash to settle our long-term debt obligations. As interest rates increase on our variable long-term debt, it will have a negative impact on future earnings because the interest rates will increase our interest expense. Conversely, if interest rates decrease on our variable long-term debt, it will have a positive impact on future earnings because lower interest rates will decrease our interest expense. Based upon our long-term debt amounts as of September 30, 2005, for every 1% increase or decrease in the interest rate on our long-term debt, our annual interest expense will fluctuate by approximately $148,000.
     In addition, we are exposed to foreign currency translation fluctuations with our international operations. We do not have any foreign exchange derivative contracts to hedge against foreign currency exposures. Therefore, we are exposed to the related effects when foreign currency exchange rates fluctuate. If the U.S. dollar strengthens against the Canadian dollar and/or the British pound sterling, the translation rate for these foreign currencies will decrease, which will have a negative impact on our operating income. For example, for the three and nine months ended September 30, 2005, for every 1/100 change in the exchange rate of the Canadian dollar to the U.S. dollar, operating income for our Canadian operations would have changed by $9,000 and $32,000, respectively. Further, for every 1/100 change in the exchange rate of the British pound sterling to the U.S. dollar, the impact on operating income for our United Kingdom operation for the three and nine months ended September 30, 2005 would have been $2,000 and $3,000, respectively. Foreign currency translation fluctuations have no impact on cash flows as long as we continue to reinvest any profits back into the respective foreign operations.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are involved from time to time in lawsuits that arise in the normal course of business. We actively and vigorously defend all lawsuits. In 1999, we were named with numerous other defendants in an environmental lawsuit. The plaintiff sought to recover costs, which it had incurred, and may continue to incur, to investigate and remediate its former property. We have not been named as a liable party by the New York State Department of Environmental Conservation (NYSDEC) and believe we have no liability to the plaintiff. We filed a motion for summary judgment seeking a ruling to have us dismissed from the case. In November 2003, the motion for summary judgment was granted and we were dismissed from the case. In March 2004, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit, appealing, in part, the District Court’s decision to dismiss all claims against us. In April 2005, the plaintiff’s appeal was dismissed by the Second Circuit Court without prejudice, and the matter was remanded to the District Court for consideration in light of a recent United States Supreme Court decision. As of July 2005, all briefs addressing this recent Supreme Court decision had been filed. Once the District Court decides this issue upon remand, we expect the plaintiff will again appeal to the Second Circuit. Ongoing litigation may be protracted, and we may incur additional ongoing legal expenses, which are not estimable at this time.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Nothing to report under this item.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Nothing to report under this item.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Nothing to report under this item.
ITEM 5. OTHER INFORMATION
     On May 11, 2005, a fire occurred at our Troy, New York property destroying some of the structures at that location. The Troy property was acquired as part of the original purchase from our former parent company, Portec Inc., in December 1997 and is a non-operating asset. We are currently renting the entire property to a tenant for a nominal amount. Due to the poor condition of the property, it was uninsurable. We are currently attempting to negotiate the sale of this property. As of September 30, 2005, we believe that the net book value of the property approximates its current fair market value.

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

PORTEC RAIL PRODUCTS, INC.
Date: November 10, 2005	By:	/s/ John S. Cooper
John S. Cooper, President and Chief
Executive Officer

Date: November 10, 2005	By:	/s/ Michael D. Bornak
Michael D. Bornak, Vice President of
Finance, Chief Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002