Form 10-K
period 2005-12-31
PORTEC RAIL PRODUCTS INC
filed 2006-03-30
CIK 1263074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2005
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                                          to
Commission File No. 000-50543
Portec Rail Products, Inc.
(Exact name of registrant as specified in its charter)

West Virginia	55-0755271

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

900 Old Freeport Road, Pittsburgh, Pennsylvania	15238-8250

(Address of Principal Executive Offices)	Zip Code
(412) 782-6000

(Registrant’s telephone number)
Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:	Common Stock, par value $1.00 per share

(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES ☑ NO ☐.
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑.
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of March 15, 2006 there were issued and outstanding 9,601,779 shares of the Registrant’s Common Stock.
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2005, as reported by the Nasdaq National Market, was approximately $59.0 million.
DOCUMENTS INCORPORATED BY REFERENCE
(1) Proxy Statement for the 2006 Annual Meeting of Stockholders of the Registrant (Part III).

PORTEC RAIL PRODUCTS, INC.

Cautionary Statement Relevant to Forward-looking Statements
     This Form 10-K contains or incorporates by reference forward-looking statements relating to the Company. These statements may be found throughout this Form 10-K, particularly under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” among others. Forward-looking statements typically are identified by the use of terms, such as “may,” “will,” “plan,” “should,” “expect,” “anticipate,” “believe,” “if,” “estimate,” “intend,” and similar words, although some forward-looking statements are expressed differently. You should consider statements that contain these and similar words carefully because they describe our expectations, plans, strategies, goals and beliefs concerning future business conditions, our results of operations, our financial position, and our business outlook, or state other “forward-looking” information based on currently available information. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. We undertake no obligation to update publicly or revise any forward-looking statements. You should not place undue reliance on the forward-looking statements.
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
We operate through four global business segments consisting of Railway Maintenance Products Division (“RMP”), Shipping Systems Division (“SSD”), Portec Rail Nova Scotia Company (formerly known as 3094497 Nova Scotia Company) (“Canada”) and Portec Rail Products (UK) Ltd. (“United Kingdom”). The presentation of segment information reflects the manner in which we organize and manage our segments by geographic areas for making operating decisions, assessing performance and allocating resources. Sales and operating income by segment are presented in Management’s Discussion and Analysis set forth in Item 7 in this annual report on Form 10-K and Note 13 “Segments, Geographic and Major Customer Financial Information” of our consolidated financial statements set forth in Item 8 in this annual report on Form 10-K.
Our corporate headquarters is located at 900 Old Freeport Road, Pittsburgh, Pennsylvania. Our telephone number is (412) 782-6000.
Railway Maintenance Products Division – “RMP”
     In our RMP business segment, our largest business segment, we provide track components and friction management products and services to railroads, transit systems and railroad contractors from our manufacturing and assembly plant located in Huntington, West Virginia. In addition, RMP’s wholly-owned subsidiary, Salient Systems, Inc. (Salient Systems), provides our railroad customers with railway wayside detection and operating asset data management systems from its engineering and assembly operation in Dublin, Ohio. Approximately 90% to 95% of our sales from this entire business segment are to our United States and Canadian customers while 5% to 10% of our sales from this segment are to other customers. RMP’s administrative functions such as customer service, engineering, purchasing and accounting are conducted in Pittsburgh, Pennsylvania in the same office location as the corporate headquarters.
     Track and Related Products. We sell a variety of products to support track work repair and installation. The primary customers for these products are the Class I railroads, regional railroads, local railroads and transit systems. These products include standard and insulated rail joints, gauge plates, track mats, curve blocks and jacking systems.
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
     Friction Management Products and Services. As the North American market leader, our friction management products and services improve train-operating efficiency and reduce track stresses and related maintenance costs for our customers. Friction management includes gauge face lubrication with rail curve greases and top-of-rail applications of special materials called Friction Modifiers. Rail lubrication involves placing a film of grease between the flanges of locomotive or railcar wheels and the inside of the rail head (the gauge face). Our Friction Modifiers are applied to the top-of-rail (the running surface) between the rail head and the tread of the wheel. A Friction Modifier is designed to reduce friction, but not below the level needed for braking and traction. These products can be applied by a fixed station at the side of the track (wayside application), by a specifically equipped truck as it moves along the rails (hi-rail application), or by units mounted on a locomotive, a special car inside the train consist, or transit system car (on-board application). The dominant technology is a wayside tank and pump with special distribution bars fastened to the rail. As railroads increase axle loads and utilization of main lines, friction management becomes increasingly more important. If done effectively, friction management reduces noise and may provide savings to the customer through reduced rail wear, wheel wear, road bed maintenance and fuel consumption. We design, manufacture and sell the equipment for our friction management applications. We also design and manufacture our Friction Modifiers. We act as a distributor for various other lubricants used in gauge face lubrication applications.
          Our most advanced electronic wayside friction management system is the Protector® IV which we began producing and selling in August 2000. The Protector® IV is a transit system and freight railroad solution that reduces rail wear, lateral forces and noise, and is now in service in North America, South America, Europe and Asia. The Protector® IV is our first wayside system developed to function in the wide array of operating conditions found in all of these diverse markets.
          On November 30, 2004, we purchased Kelsan Technologies Corp. (Kelsan) located in Vancouver, British Columbia, Canada. The acquisition of Kelsan provides us the capability to manufacture and sell the Friction Modifiers that are pumped through our wayside, hi-rail and on board application equipment for top-of-rail friction management applications.
          We believe we offer our customers the widest choice of railway friction management products and services for most applications and have a dominant share of the United States market for railway friction management products.
          Railway Wayside Detection and Operating Asset Data Management Systems. On September 30, 2004, we acquired Salient Systems, Inc., which has been in the railway wayside and operating asset data management business since 1984. We believe that the acquisition will strengthen our global footprint in the growing market for wayside detection and operating asset data management systems, as well as strengthen our friction management product lines.
          Salient Systems designs, manufactures and provides wayside measurement and detection products, services and support for both the domestic and the international railway transportation industry. Salient Systems’ products are engineered to enhance our rail customers’equipment utilization by improving reliability and reducing maintenance expense . We will continue to sell this product line to our customers under the Salient Systems name.
          Salient Systems’ three major product lines fall under its comprehensive set of solutions for the global railroad market as its IntelliTrack® technologies.
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
     Rail Friction Management Systems. The rail industry recognizes the benefits of proper system-wide lubrication and the effects of poor or improper lubrication on fuel consumption, rail wear and noise. Salient Systems’ product line includes a tribometer product to assist in rail friction management that we will utilize as part of our approach of providing a total solution to a customer’s friction management problems:
•	Portable Tribometer — An effective, user-friendly method to spot-check the coefficient of friction of rail/wheel interfaces and validate the quality of rail lubrication methods.
Shipping Systems Division – “SSD”
          In our SSD segment, we engineer and sell load securement systems to the railroad industry. These systems secure a wide variety of products and lading onto freight cars. Most of the assembly work for SSD is performed at RMP’s Huntington, West Virginia manufacturing plant, although some manufacturing is subcontracted to independent third parties. SSD is headquartered near Chicago, in Oak Brook, Illinois.
          We believe that we possess a significant share of the North American railroad load securement systems market. Our customers include railroads, railcar builders, railcar repair shops and railcar lessors. Our largest customer is TTX Company, which also is headquartered in Chicago and is owned by certain Class I railroads. TTX Company leases to the railroads its large fleet of railroad flat cars, intermodal railcar platforms, boxcars and gondolas. Many of these cars are outfitted with fastening systems designed and manufactured by us to haul specific products such as lumber, pipe, farm equipment, construction equipment and military vehicles.
          SSD commercialized the Cushioned Banding Anchor (CBA) in 2004 for load securement systems used in transporting large diameter gas-line pipe. The CBA was developed in response to the railroads’ need to transport pipe more effectively and safely over long distances.
          SSD continues to work closely with railcar owners and shippers to promote its patented WinChockTM securement system for transporting heavy-duty highway truck tractors, fire trucks, school buses and farm tractors as well as other similar vehicles in fully enclosed railcars. SSD has also developed and successfully passed the Association of American Railroads’ (AAR) established criteria for a new higher-capacity bridge plate. This new criteria was established to accommodate the loading of heavier vehicles; e.g., General Motors Hummers, Ford Excursions and light trucks outfitted with work equipment at the various automobile loading ramps around North America. We have begun manufacturing this new bridge plate to fill orders already received from customers.
Portec Rail Nova Scotia Company, our wholly-owned Canadian subsidiary – “Canada”
          In conjunction with the acquisition of Kelsan Technologies Corp. (Kelsan) in November 2004, we established a new Canadian subsidiary, Portec Rail Nova Scotia Company, and transferred ownership of Portec, Rail Products Ltd. to Portec Rail Nova Scotia Company. This new subsidiary was established to provide a legal structure for our Canadian entities that would provide the most advantageous tax benefits under both Canadian and United States income tax laws.

     Operationally, in Canada we produce rail anchors and rail spikes at our manufacturing plant in St. Jean, Quebec, primarily for the Canadian railroads, with some products exported to the United States and for other international customers. Rail anchors and rail spikes are devices used to secure rails to ties to restrain the movement of the rail tracks. In addition, our Canadian operation manufactures and sells friction management products from its facility in Lachine, Quebec, a suburb of Montreal.
     We believe our Montreal operation has been successful over the years in maintaining a dominant market share with the Canadian railroads for our friction management, rail anchor and rail spike product lines. There are two major Canadian transcontinental railroads that we serve, the Canadian Pacific Railway and the Canadian National Railway, and a number of regional railroads.
     Our acquisition of Kelsan in November 2004 provides us with proprietary friction control solutions for the railway industry and the ability to broaden the scope of our railway friction management products and services. Kelsan has two primary product lines, a stick friction modifier and related application system which is utilized for gauge face lubrication and a top of rail liquid friction modifier, Keltrack®. Kelsan’s unique solutions control friction at the wheel/rail interface in order to reduce a railroad’s operating costs while improving performance by extending rail and wheel life, improving fuel efficiency and reducing noise and lateral forces. Kelsan has a commercially driven research and development team that has generated an ongoing stream of intellectual property while trying to protect our technology through the obtaining of patents. Kelsan also has an established network of agents and distributors throughout the world, in particular Europe and Asia, to supplement its sales team. This network will also be used as a platform to more aggressively promote our friction management equipment product lines into these two key markets, while realizing continuing ongoing sales of the friction modifier solutions being pumped onto the rails through our equipment.
Portec Rail Products (UK) Ltd., our wholly-owned United Kingdom subsidiary – “United Kingdom”
     In the United Kingdom, we operate and serve our customers in two markets. In the rail market, we produce railway lubrication products at our Wrexham, Wales location. Over the past several years, there has been heightened interest at Network Rail, the United Kingdom national railway infrastructure system, in the rail/wheel interface due to several accidents involving broken rail. Proper rail grinding to profile the rail and friction management are seen as preventive measures. We have also recently introduced our Protector® IV system to the United Kingdom operation from North America. We believe that our United Kingdom operation possesses a significant share of the wayside lubrication market in the United Kingdom.
     In the material handling market, we operate and serve our customers primarily from a dedicated material handling operation in Leicester, England, although some functions are also performed in Wrexham. At our Leicester operation, we design, manufacture and sell various material handling products, such as overhead and floor conveyors, racking systems and mezzanine flooring systems. Our material handling systems are designed to provide our customers with a total solution to moving products throughout their factory, offloading their products from trucks and moving their goods in other types of applications.
     In December 2002, we acquired the Quodeck product line from Quodeck Ltd. Quodeck is a line of conveyors, racking systems, mezzanine floor systems and turnkey equipment mainly used in the garment distribution industry. The Quodeck acquisition helped to expand our client base and provided us with new opportunities to serve the warehouse and distribution markets in the United Kingdom.
Alliances
     In recent years, we have created alliances with independent strategic partners within our industry to broaden the scope of our existing friction management products and services that we provide to our customers. In 2000, we formed an informal alliance of technology companies to enhance friction management solutions for the wheel/rail interface. There are no written agreements among all the members of the alliance, although we have entered into sales representation or distribution agreements with three individual alliance members. Under the Friction Forcesm service marked brand of products and services, the alliance strengthens our market position in lubrication and friction management and enables us to deliver improved solutions with enhanced value to our customers, especially in the area of providing our customers with different types of lubricants. We are the exclusive

North American distributor for the SoyTrak™ Rail Curve Lubricant, a biodegradable, environmentally-friendly soy-based lubricant developed and manufactured by Environmental Lubricants Manufacturing, Inc.
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
     The Surface Transportation Board, the federal agency responsible for the economic regulation of the railroad industry, designates United States freight railroads into three classes based upon their operating revenues. “Class I” railroads are defined as those with operating revenue of at least $289.4 million in 2004; “Class II” railroads had between $23.1 million and $289.3 million of operating revenue in 2004; “Class III” railroads had less than $23.1 million of operating revenues in 2004.
     The Association of American Railroads (AAR) identifies two groups of non-Class I railroads based upon their revenue and mileage characteristics. “Regional” railroads are defined as line-haul railroads that operate at least 350 miles of road and/or earned revenue between $40 million and the Class I revenue threshold. “Local” railroads include freight railroads, which are not Class I or regional. Local railroads operate less than 350 miles of road and earn less than $40 million of revenue annually.
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
     The railway industry in North America and worldwide is a capital intensive industry, and our sales activity depends upon the industry’s capital expenditures for railroad maintenance and for programs designed to increase the efficiency and productivity of rail operations.
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
     We intend to continue to evaluate acquisition opportunities as they arise. We completed the Salient Systems and Kelsan acquisitions in 2004. These transactions resulted in the acquisition of companies with complementary product lines or that provide technological enhancements to our current products and which can benefit from utilizing our existing distribution and manufacturing platforms.
Sales and Marketing
     Each of our business units initiates their individual sales programs, which vary due to the different product lines and geographic locations. Our marketing efforts include promoting our business through trade show presentations, trade magazine advertising and through our website. In addition, our managers and engineers participate in various industry conferences and industry professional organizations to interface with customer engineers and end users of our products. The business units also use an inside sales department to sell small orders and replacement parts and a combination of employee sales managers, third party sales representatives and distributors to call on customer purchasing managers, engineers and operations managers. Internationally, we also utilize a network of agents across Europe and Asia and our internal sales employees to reach current customers and cultivate potential customers in these areas.
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
     Although there are a large number of domestic and foreign suppliers of steel and steel fabricators, our RMP division for many years has relied upon a supply relationship with Steel of West Virginia, Inc. for a substantial amount of its joint bar steel. Joint bar steel is rolled to various profiles and sizes requiring proprietary steel mill rolls that are not easily transferable from mill to mill. Steel of West Virginia, Inc. maintains the rolls for us after we purchase them. Steel of West Virginia, Inc. is currently owned by Roanoke Electric Steel Corp. However, on October 18, 2005, Roanoke Electric Steel Corp. announced the signing of a definitive agreement and plan of merger with Steel Dynamics, Inc. The merger agreement is subject to Roanoke Electric Steel Corp. shareholder approval and will be voted upon at a special meeting of shareholders on April 11, 2006. We have no formal supply agreement with Steel of West Virginia, Inc. to obtain our steel products for use in our Huntington, West Virginia manufacturing plant.
     Our Montreal operation obtains the bulk of its steel supply for rail spikes and rail anchors from Norambar Inc., but also has a second source for steel from another Canadian supplier. Norambar Inc. was previously owned by Stelco Inc. In November 2005, Stelco Inc. entered into a definitive agreement for the sale of 100% of the shares of Norambar Inc. to Mittal Canada Inc., an affiliate of Mittal Steel Company N.V. This transaction was completed in February 2006. We have an agreement with Norambar Inc. to obtain our steel products through December 2007.
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
     Additionally, our RMP division imported a small quantity of steel from China in 2005. This provides an additional steel source as we continue to monitor the prices and availability from our domestic steel suppliers. Our goal is to maintain good relationships with our suppliers and we have not experienced any significant interruptions in recent years in the supply of raw materials or specialty components. Raw materials for Salient Systems, SSD, Kelsan and United Kingdom are readily available from various suppliers.
Principal Customers
     Our business depends largely upon sales to United States and Canadian railroads and transit systems. For the year ended December 31, 2005, sales to our two largest customers, Canadian Pacific Railway and Canadian National Railway, accounted for approximately 12% and 11% of our total sales, respectively. For the year ended December 31, 2004, sales to Canadian Pacific Railway and Norfolk Southern Railway accounted for approximately 13% and 8% of our total sales, respectively. For additional information on our principal customers, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Segment Review.”

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
     The following table sets forth the dollar amount of backlog for each of our business segments at the dates indicated.

			At December 31,
	2005(1)		2004(1)		2003(1)
	(In thousands)
RMP	$4,411	(2)	$6,037	(2)	$3,745
SSD	281		782		415
Canada	1,148	(3)	2,599	(3)	1,546
United Kingdom	3,837		2,037		1,594

Total backlog	$9,677		$11,455		$7,300

(1)	Includes intra-company backlog amounts, which totaled $440,000, $401,000 and $474,000, at December 31, 2005, 2004 and 2003, respectively.

(2)	Includes backlog for Salient Systems of $911,000 and $1.5 million at December 31, 2005 and 2004, respectively.

(3)	Includes backlog for Kelsan of $338,000 and $75,000 at December 31, 2005 and 2004, respectively.
Seasonality of Business
     The demand for some of our products is subject to seasonal fluctuations. Our railroad product lines normally experience strong sales during the second quarter as a result of seasonal pick-up in construction and trackwork due to favorable weather conditions. In contrast, our railroad product lines experience normal downturns in sales during the fourth quarter due in large part to reductions in construction and trackwork during the winter months, particularly in the northern United States and Canada. This reduction in sales generally has a negative impact on our fourth quarter results. Notwithstanding seasonal trends, quarterly fluctuations in railroad capital spending programs can alter the expected seasonal impact on our business.
Patents and Trademarks
     We own a number of United States and Canadian patents and trademarks including those acquired with the purchase of Salient Systems and Kelsan. We have several patents on our friction management products, such as the Protector® IV application system, along with a significant number of patents related to our newly acquired friction modifier product lines at Kelsan, which we believe are of material importance to the business as a whole. We believe that, in the aggregate, our patents and trademarks give us a competitive advantage. We also rely on a combination of trade secrets and other intellectual property laws, non-disclosure agreements and other protective measures to establish and protect our proprietary rights in intellectual property.
Research and Development
     Our research and development programs focus on improving the effectiveness of our existing products and innovating new products and technologies for our customers. During the years ended December 31, 2005, 2004 and 2003, we estimate we spent approximately $2.9 million, $1.0 million and $579,000, respectively, on these research and development programs.
     A large portion of our research and development efforts have been devoted to developing friction management products, particularly the Protector® IV electronic lubricator, as well as the associated distribution bars for both gauge face lubrication and top-of-rail friction modifiers. In addition to the wayside Protector® IV system, we have devoted resources to the high-rail spray system for applying friction management products and to a lesser extent investigations into the on-board locomotive mounted spray system. We also have research and development programs for our securement systems products, particularly the WinChock™ securement system. We continue to dedicate resources to bring the Railstress Monitor product line to commercialization, and we will continue to fund the necessary improvements and technological advancements of Kelsan’s stick lubrication and liquid friction modifier product lines.
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
     We believe that we have a dominant share of the wayside rail lubrication market in North America because of our technically advanced lubrication products. At present, we are aware of two companies that are trying to penetrate this market. In addition, we believe that we have only one competitor for wayside lubrication products in the United Kingdom.
     We believe that we have only one major competitor for rail anchors in North America. Because of its high volume and low cost structure, this company remains a competitive threat as the North American market leader.
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
Environmental Matters
     We are subject to foreign, national, state, provincial, and local environmental laws and regulations concerning, among other matters, air emissions, wastewater discharge, solid and hazardous waste disposal, and employee health and safety. We maintain an active program of environmental compliance and believe that our current operations are in material compliance with all applicable environmental laws and regulations. See “Legal Proceedings” for information relating to a proceeding in which we are involved regarding environmental matters.
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
Employees
     We employed 297 people at December 31, 2005, of which 126 were located in the United States, 119 were located in Canada, and 52 were located in the United Kingdom. We consider our relationship with our employees to be good. Our employees in the United States, the United Kingdom and our Canadian employees in Vancouver, British Columbia (Kelsan) are not subject to any collective bargaining agreement. Approximately 15% of our employees, all of whom are employed at our Canadian operation near Montreal, are subject to a collective bargaining agreement. This agreement is effective through August 31, 2006.
Available Information
     Availability of Reports. Portec Rail Products, Inc. is a reporting company under the Securities Exchange Act of 1934, as amended (the “1934 Act”), and files reports, proxy statements and other information with the Securities and Exchange Commission (the “Commission”). The public may read and copy any Company filings at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. Because the Company makes filings to the Commission electronically, you may access this information at the Commission’s internet site: www.sec.gov. This site contains reports, proxies and information statements and other information regarding issuers that file electronically with the Commission.
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
ITEM 1A. RISK FACTORS
Risk Factors Relating to Our Business
Currency fluctuations between the U.S. dollar, Canadian dollar and British pound sterling can adversely affect our reported financial results.
     The majority of our products and services are sold in the United States, Canada and the United Kingdom. Fluctuations in the relative values of the U.S. dollar, Canadian dollar and British pound sterling could significantly increase the cost of our products to the ultimate purchaser. Under such circumstances our sales may decrease or we may have to reduce the prices for our products and services, thereby reducing our income.
     We report our financial condition and results of operations in U.S. dollars. Fluctuations in the relative values of the U.S. dollar, Canadian dollar and British pound sterling will require adjustments in our reported earnings and operations to reflect exchange rate translation in our Canadian and United Kingdom sales and operations. Our reported financial results will be impacted in response to such currency fluctuations. If the U.S. dollar strengthens in value as compared to the value of the Canadian dollar or British pound sterling, our reported earnings in dollars from sales in those currencies will be unfavorable.
We have limited international protection of our intellectual property.
     We own a number of patents and trademarks under the intellectual property laws of the United States, Canada and the United Kingdom. Our patent protections begin expiring in 2014. However, we have not perfected patent and trademark protection of our proprietary intellectual property in other countries. The failure to obtain patent and trademark protection in other countries may result in other companies copying and marketing products that are based upon our proprietary intellectual property. This could impede our growth into new markets where we do not have such protections and result in greater supplies of similar products, which in turn could result in a loss of pricing power and reduced revenue.
We may not achieve benefits from future acquisitions.
     Our business strategy includes the potential acquisition of businesses that we expect would complement and expand our existing products and services. We may not be able to successfully identify suitable acquisition opportunities or complete any particular acquisition, combination or other transaction on acceptable terms. In addition, the timing and success of our efforts to acquire any particular business and integrate the acquired business into our existing operations cannot be predicted. Acquisitions involve a number of risks and challenges, including:
•	diversion of management’s attention;

•	the need to integrate acquired operations, internal controls and operational functions;

•	potential loss of key employees and customers of the acquired companies;

•	an increase in our expenses and working capital requirements; and

•	increased debt or dilution from issuance of common stock.
     Any of these factors could adversely affect our ability to achieve anticipated benefits from an acquisition.
Disruption of our relationships with key suppliers would adversely affect our business.
     We rely upon third party steel mills to manufacture steel for our railroad track products based upon specifications that we provide. In 2005, approximately 90% of our domestic requirements for steel were purchased from two primary suppliers, and approximately 80% of our Canadian requirements were purchased from Norambar Inc. In the event our steel suppliers for railroad track products were to go out of business, refuse to continue their business relationship with us or become subject to work stoppages, our business would be disrupted. While management believes that it could secure alternative manufacturing sources, there can be no assurance that we would not incur substantial delays and significant expense in securing such alternative suppliers. Furthermore, alternative suppliers might charge significantly higher prices than we currently pay. Under such circumstances, the disruption to our business may have a material adverse impact on our financial condition or results of operations.
If we lose key personnel or qualified technical staff, our ability to manage the day-to-day aspects of our business will be adversely affected.
     We believe that the attraction and retention of qualified personnel is critical to our success. If we lose key personnel or are unable to recruit qualified personnel, our ability to manage the day-to-day aspects of our business will be adversely affected. Our operations and prospects depend in large part on the performance of our senior management team, which consists of our President and Chief Executive Officer, John S. Cooper, and Group Vice Presidents Richard J. Jarosinski and Konstantinos Papazoglou. The loss of the services of one or more members of our senior management team could have a material adverse effect on our business, financial condition or results of operations. Because our senior management team has many years experience with our company and within the industries in which we operate, it would be difficult to replace them without adversely affecting our business operations. We do not have employment or non-compete agreements with any members of our senior management team.
As we expand our sales of products and services internationally, we will increase our exposure to international economic and political risks.
     Historically, substantially all of our business was conducted in the United States, Canada and the United Kingdom. International revenues outside of our core United States, Canada and United Kingdom markets accounted for 9% and 8% of our revenues for the years ended December 31, 2005 and 2004, respectively. We are placing increased emphasis on the expansion of our international sales opportunities. Doing business outside the United States subjects us to various risks, including changing economic and political conditions, work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. Increasing sales to foreign countries will expose us to increased risk of loss from foreign currency fluctuations and exchange controls as well as longer accounts receivable payment cycles. We have no control over most of these risks and may be unable to anticipate changes in international economic and political conditions and, therefore, unable to alter our business practices in time to avoid the adverse effect of any of these possible changes.
We have a significant pension liability, which negatively impacts our retained earnings and may significantly increase our funding requirements under ERISA and other applicable regulations.
     We maintain defined benefit pension plans in the United States and United Kingdom that cover a significant number of our current employees, former employees and retirees. These defined benefit pension plans were frozen effective December 31, 2003. Our actuaries currently project that our obligations to the pension plan’s beneficiaries exceed the plan’s assets. The shortfall in plan assets may cause us to fund significant amounts of cash into these plans to cover any minimum funding requirements under regulatory requirements. As a result, for the years ended December 31, 2005 and 2004, our shareholders’ equity was reduced by $87,000 and $882,000, respectively, in order to reflect our minimum pension liability. Further declines in the market value of these defined benefit pension plan assets will have an adverse impact on our retained earnings and uses of cash for other investment opportunities.
We may be required to record a significant charge to earnings if our goodwill or intangible assets become impaired.
     We are required under generally accepted accounting principles to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered to be a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include a decline in stock price and market capitalization, a significant decrease in the market value of an asset, and slower growth rates in our industry. We may be required to record a significant charge to earnings during the period in which any impairment of our goodwill or intangible assets is determined. This may adversely impact our results of operations or financial condition.
Risk Factors Relating to Our Industry
Our sales can fluctuate from quarter to quarter due to seasonal factors or the our railroad customers’ capital spending programs.
     Our sales can fluctuate from quarter to quarter because of several factors. First, the demand for certain of our railroad product lines, including rail joints, rail anchors and spikes, is subject to seasonal fluctuations. We generally experience strong sales in the second quarter as a result of seasonal pick-up in construction and trackwork due to favorable spring weather conditions, compared with an expected downturn in the fourth quarter of each year due largely to reductions in construction and trackwork in the winter months. Notwithstanding expected seasonal fluctuations, many of our customers are large companies which, as a matter of routine purchasing practices, place large orders for our products and services that can have a disproportionate impact on our revenues in a particular quarter. Such large orders in any given quarter improve the sales performance of that quarter. Conversely, if a major customer delays spending in a particular quarter, our revenue decreases in that quarter.
A decrease in rail traffic or rail capital expenditures due to weakness in the general economy or competitive factors could adversely affect our operating results.
     Weakness in the general economy, or factors such as work stoppage or competition from other modes of transportation, can cause a decrease in rail transportation or rail capital expenditures, which could have an adverse impact on our financial condition or results of operations. For example, railroads directly compete with the trucking industry for the transportation of freight. In the event that the transportation of freight by truck becomes preferable as a result of pricing, legislative developments or other factors, the profitability of railroads would be adversely affected resulting in a decrease in capital spending. A decrease in capital spending by our railroad customers would result in lower sales of our products and decreased revenue.

Competition and innovation by our competitors may adversely affect our business.
     The markets for our products are highly competitive. Competition is based on price, product performance, technological leadership, customer service and other factors. Technological innovation in the railroad and railroad supply industry has evolved and continues to evolve. Technological innovation by any of our existing competitors, or new competitors entering any of the markets in which we do business, could put us at a competitive disadvantage. In particular, our business would be adversely affected if any existing or new competitors developed improved or less expensive products.
New or existing competitors may import track component products for sale in the North American market at reduced prices.
     Our rail joint, rail anchor, rail spike and other track component market share could be reduced by new or existing competitors importing either raw material steel for these products or finished products from lower cost foreign sources. Standard rail joints are currently available, imported from Asia, and have been approved for use and are being purchased by Class I and short line railroads.
Further consolidation of the railroad industry may adversely affect our business.
     Over the past 10 years there has been a consolidation of railroad carriers operating in North America. Currently, seven Class I railroads operate in the United States, along with two major railroads in Canada and two major railroads in Mexico. Future consolidation of the railroad industry may affect our sales and result in reduced income because the loss of a Class I account to competitors would have greater significance.
Risk Factors Relating to Our Stock Ownership
Potential voting control by directors, management and employees could make a takeover attempt more difficult to achieve.
     Our directors, management and employees control a significant percentage of our common stock. Executive officers and directors as a group own 3,282,352 shares, or 34.2% of the outstanding shares as of December 31, 2005. If these individuals were to act together, they could have significant influence over or control the outcome of any shareholder vote. This voting power may discourage takeover attempts that other shareholders may desire.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.

ITEM 2. PROPERTIES
     We conduct our business through our corporate office, which is also one of our business unit offices, five other offices and through our manufacturing facilities. Our offices and manufacturing facilities are suitable and adequate to meet our current and future production requirements. The following table sets forth information about our offices and manufacturing facilities as of December 31, 2005.

Owned or Leased
Corporate Office
900 Old Freeport Road Pittsburgh, Pennsylvania 15238	Leased

Business Unit Offices
Railway Maintenance Products Division 900 Old Freeport Road Pittsburgh, Pennsylvania 15238	Leased

Salient Systems, Inc. 4393-K Tuller Road Dublin, OH 43017 (4)	Leased

Shipping Systems Division 120 West 22nd Street Oak Brook, Illinois 60523	Leased

Portec, Rail Products Ltd. 2044 32nd Avenue Lachine, Quebec H8T 3H7 Canada	Leased

Kelsan Technologies (Europe) Limited Unit 14-G Whitebridge Estate Stone, Staffordshire, ST15 8LQ United Kingdom	Leased

Manufacturing Facilities
Portec Rail Products, Inc. 900 Ninth Avenue West Huntington, West Virginia 25701	Leased

Portec, Rail Products Ltd. 350 Industrial Boulevard St. Jean, Quebec, J3B 4S6 Canada(1)	Owned

Kelsan Technologies Corp. 1140 West 15th Street Vancouver, B.C. V7P 1M9 Canada (2)	Leased

Portec Rail Products (UK) Ltd. Vauxhall Industrial Estate Ruabon, Wrexham, LL146UY, Wales United Kingdom(1)(2)	Owned

Portec Rail Products (UK) Ltd. 43 Wenlock Way Troon Industrial Area Leicester LE4 9HU United Kingdom(2)	Leased

Additional Property
Portec Rail Products, Inc. 799 Burden Avenue Troy, New York 12181(3)	Owned

(1)	This property is subject to several encumbrances under our credit facilities.

(2)	Serves as a business unit office, in addition to a manufacturing facility.

(3)	Includes a 4.9 acre parcel which includes a dam and reservoir.

(4)	Serves as an assembly facility, in addition to a business unit office.

ITEM 3. LEGAL PROCEEDINGS
     We are involved periodically in various claims and lawsuits that arise in connection with our business. Other than as set forth below, these are routine legal proceedings that, in the aggregate, are not material to our financial condition and results of operations.
     In July 1999, Portec, Inc., the predecessor of Portec Rail Products, was named as a defendant in Niagara Mohawk Power Corporation v. Consolidated Rail Corporation, et al. venued in the United States District Court, Northern District of New York. The plaintiff, Niagara Mohawk Power Corporation (“Niagara Mohawk”) began by seeking contribution from nine named defendants for costs it has incurred, and is expected to incur, in connection with the environmental remediation of property located in Troy, New York. Niagara Mohawk’s claim against the named defendants under the Comprehensive Environmental Response, Compensation and Liability Act, also known as “CERCLA” or “Superfund,” alleges several, but not joint liability. The basis of the action stems from Niagara Mohawk’s agreement with the New York State Department of Environmental Conservation, pursuant to an Order on Consent, to environmentally remediate property identified as the Troy Water Street Site. The defendants consist of companies that at the time were industrial in nature, or owners of companies industrial in nature, and who owned or operated their businesses on portions of the Troy Water Street site or on properties contiguous, or otherwise in close proximity, to the Troy Water Street Site. Niagara Mohawk alleges that the defendants either released hazardous materials directly to the Troy Water Street site or released hazardous materials that migrated onto the Troy Water Street Site, and therefore the defendants should be responsible for a portion of the costs of remediation.
     In September 1999, we filed our answer, denying responsibility for Niagara Mohawk’s allegations. In November 2001, we filed a motion for summary judgment, seeking to have Portec, Inc. removed as a defendant or, in the alternative, to have the court limit the claims that may be asserted against Portec, Inc. In November 2003, the United States District Court, Northern District of New York granted the summary judgment motion filed on behalf of Portec, Inc., and dismissed all claims and cross-claims against Portec, Inc. Although a number of other defendants were also dismissed on summary judgment, a few were not, and therefore the action is continuing. The summary judgment decision was entered as an amended judgment on March 11, 2004. On March 25, 2004, Niagara Mohawk filed a notice of appeal to the United States Court of Appeals for the Second Circuit. In April 2005, the plaintiff’s appeal was dismissed by the Second Circuit Court without prejudice, and the matter was remanded to the District Court for consideration in light of a new United States Supreme Court decision. As of July 2005, all briefs addressing this new Supreme Court decision had been filed. Once the District Court decides this issue upon remand, we expect the plaintiff will again appeal to the Second Circuit. Ongoing litigation may be protracted, and we may incur additional ongoing legal expenses, which are not estimable at this time.
     We believe that Niagara Mohawk’s case against Portec, Inc. is without merit. Because Niagara Mohawk is seeking unspecified monetary contribution from the defendants, we are unable to determine, if Niagara Mohawk were to prevail on appeal, the extent to which we would have to make contribution, or whether such contribution would have a material adverse effect on our financial condition or results of operations. However, total clean up costs at the Troy Water Street site are expected to be substantial and may approach $50 million. If liability for a portion of these costs is attributed to us, such liability could be material. Furthermore, if Niagara Mohawk wins on appeal, ongoing litigation may be protracted, and legal expenses may be material to our results of operations.
ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted during the fourth quarter of the year ended December 31, 2005 to a vote of security holders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Portec Rail Products, Inc. common stock is currently listed on the Nasdaq National Market under the symbol “PRPX.” Trading in the Company’s common stock on the Nasdaq National Market commenced on January 23, 2004. As of March 15, 2006, there were 9,601,779 shares of Portec Rail Products, Inc. common stock issued and outstanding, and approximately 273 shareholders of record.
     Set forth below is information regarding the payment of dividends and our high and low bid and asked price for each quarter since our initial public offering was completed.

Quarter Ended- 2005	High	Low	Dividends

March 31	$12.89	$9.50	$.05
June 30	13.21	9.42	.05
September 30	15.75	10.30	.05
December 31	14.20	11.48	.06

Quarter Ended- 2004	High	Low	Dividends

March 31	$10.70	$8.20	$.05
June 30	9.30	6.80	.05
September 30	7.99	7.15	.05
December 31	11.20	7.28	.05
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
     As of December 31, 2005, there were no compensation plans under which equity securities of the Company were authorized for issuance. No securities were repurchased by the Company during the year ended December 31, 2005.

ITEM 6. SELECTED FINANCIAL DATA
     The following tables set forth selected consolidated historical financial data of Portec Rail Products, Inc. for the periods and at the dates indicated. The information is derived in part from, and should be read together with, the audited consolidated financial statements and notes thereto of Portec Rail Products, Inc.

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except share and per share data)
Income Statement Data:
Net sales	$90,793	$69,437	$57,564	$50,081	$43,839
Cost of sales	61,235	49,720	40,986	36,357	31,798

Gross profit	29,558	19,717	16,578	13,724	12,041
Selling, general and administrative	19,641	13,347	10,880	9,345	9,008
Amortization expense	698	116	78	229	340

Operating income	9,219	6,254	5,620	4,150	2,693
Interest expense	856	203	353	530	1,007
Other expense/(income), net	248	(25)	85	122	51

Income before income taxes	8,115	6,076	5,182	3,498	1,635
Provision for income tax	2,288	2,003	1,784	1,312	782

Net income	$5,827	$4,073	$3,398	$2,186	$853

Earnings per share(1):
Basic	$0.61	$0.46	$0.52	$0.35	$0.14
Diluted	$0.61	$0.46	$0.52	$0.34	$0.13
Cash dividends paid per share	$0.21	$0.20	$0.15	$—	$—
Weighted average shares outstanding(1):
Basic	9,601,779	8,929,599	6,524,002	6,309,160	6,293,924
Diluted	9,601,779	8,929,599	6,524,002	6,484,760	6,502,403

	At December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Balance Sheet Data:
Working capital(2)	$25,415	$25,261	$6,155	$8,937	$9,650
Total assets	88,869	88,625	40,387	34,854	35,297
Short-term debt (3)	3,847	3,611	8,555	2,193	2,239
Long-term debt and capital lease obligations, net of current portion (3)	10,402	14,108	716	7,338	10,998
Total shareholders’ equity	50,448	47,044	19,133	15,943	14,533

(1)	Adjusted for a 4-for-1 stock split effective June 29, 1999 and a 2-for-1 stock split, in the form of a 100% stock dividend, effective July 1, 2003.

(2)	Working capital represents total current assets less total current liabilities.

(3)	Following the completion of our initial public offering in January 2004, we repaid certain long-term indebtedness including certain revolving credit facilities; therefore, at December 31, 2003, outstanding balances of $5.9 million under these facilities were classified as short-term debt. In addition, we borrowed $14.9 million to fund the acquisition of Kelsan in November 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the consolidated financial statements of Portec Rail Products, Inc. and the related notes beginning on page 31. Unless otherwise specified, any reference to a “year” is to a year ended December 31. Additionally, when used in this Form 10-K, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Portec Rail Products, Inc. and its business segments.
Overview
     In the United States, Canada and the United Kingdom, we are a manufacturer, supplier and distributor of a broad range of rail products, including rail joints, rail anchors, rail spikes, railway friction management systems and related products such as friction modifiers, railway wayside data collection and data management systems and securement systems. End users of our rail products include Class I railroads, short-line and regional railroads and transit systems. Our North American business segments along with the rail division of our United Kingdom business segment serve these end users.
     In addition, our United Kingdom business segment also manufactures and supplies material handling products primarily to end users within the United Kingdom. These products include overhead and floor conveyor systems, racking systems and mezzanine flooring systems. The end users of our material handling products are primarily in the manufacturing, distribution, garment and food industries.
Results of Operations
Year Ended December 31, 2005 compared to the Year Ended December 31, 2004
     Net Sales. Net sales increased to $90.8 million for the year ended December 31, 2005, an increase of $21.4 million or 30.8%, from $69.4 million for the comparable period in 2004. This increase is primarily attributable to sales increases of $10.8 million at our Canadian operations, $10.4 million at RMP and $1.2 million at SSD, partially offset by lower sales of $1.0 million at our United Kingdom operation. Net sales at our Canadian operations were positively impacted by the complete year of operations from Kelsan, which added $6.1 million of sales during the year ended December 31, 2005. Additionally, total sales at our Montreal operation increased $4.7 million, of which $3.4 million is due to increased customer demand across all major product lines, and $1.3 million is due to a favorable foreign currency translation of Canadian dollars into U.S. dollars. Net sales at RMP increased $10.4 million, of which $7.1 million is due to increased customer demand across all product lines. Included in this $7.1 million is $2.0 million related to steel surcharges being a pass-through cost to our customers at no additional profit. Additionally, net sales at RMP were positively impacted by the complete year of operations of Salient Systems, which contributed an additional $3.3 million of net sales during the year ended December 31, 2005. Net sales at SSD increased $1.2 million during the year ended December 31, 2005, primarily due to sales of our heavy duty and auto rack load securement systems, partially offset by lower sales of our strap securement systems. Net sales at our United Kingdom operation declined $1.0 million, of which $845,000 is primarily due to lower customer demand for our material handling products, as this product line is dependent on capital spending by original equipment manufacturers. Our material handling backlog is $2.6 million as of December 31, 2005. Additionally, an unfavorable foreign currency translation of British pounds sterling into U.S. dollars negatively impacted sales by approximately $198,000.
     Gross Profit. Gross profit increased to $29.6 million for the year ended December 31, 2005, an increase of $9.9 million or 50.3%, from $19.7 million for the comparable period in 2004. This increase is primarily due to the complete year of operations from Kelsan and Salient Systems, which added $4.1 million and $2.2 million, respectively, of gross profit during the year ended December 31, 2005. In addition, gross profit at our Canadian operation near Montreal increased $1.9 million, of which $1.5 million is due to the increased sales volume across all major product lines, and approximately $336,000 is due to a favorable foreign currency translation. Also, increased sales of our friction management and rail joints and related products contributed an additional $1.3 million of gross profit at RMP during the year ended

December 31, 2005. Gross profit at SSD increased $354,000, primarily due to increased sales of auto rack and heavy-duty load securement systems, partially offset by lower sales of our strap securement systems.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $19.6 million for the year ended December 31, 2005, an increase of $6.3 million or 47.4%, from $13.3 million for the comparable period in 2004. This increase is primarily due to the full year of operations from Kelsan and Salient Systems, which added $3.5 million and $1.5 million, respectively, of selling, general and administrative expenses during the year ended December 31, 2005, as both of these organizations are heavily involved in engineering and research and development activities. Selling, general, and administrative expenses at RMP increased $528,000 in the current period, primarily due to higher sales commissions, employee additions, and employee salary and benefit increases. Corporate shared service expenses increased $516,000, primarily due to increases in professional fees, employee additions, and increased salaries, benefits and business travel expenses. At our Canadian operation near Montreal, selling, general, and administrative expenses increased $379,000, of which $258,000 is due to increased spending for research and development to support product development of our friction management product line, higher employee salaries and benefits, and an unfavorable foreign currency translation of approximately $121,000. At our United Kingdom operation, selling, general and administrative expenses decreased $206,000 in the current period, primarily due to lower professional fees, insurance premiums and sales commission expenses, along with reduced research and development expenses.
     Amortization Expense. Amortization expense increased to $698,000 for the year ended December 31, 2005, an increase of $582,000 from $116,000 for the comparable period in 2004. This increase is primarily due to amortization expense on intangible assets purchased and deferred financing fees incurred as a result of the Kelsan acquisition. Amortization expense for these intangible assets amounted to $557,000 for the year ended December 31, 2005.
     Interest Expense. Interest expense increased to $856,000 for the year ended December 31, 2005, an increase of $653,000 from $203,000 for the comparable period in 2004. This increase is primarily due to a $14.9 million term loan from National City Bank (Canada) obtained in November 2004, the proceeds of which were used to finance the Kelsan acquisition, which resulted in $610,000 of additional interest expense during the year ended December 31, 2005. Total long-term debt decreased from $17.7 million at December 31, 2004 to $14.2 million at December 31, 2005.
     Other Expense (Income). Other expense increased to $248,000 for the year ended December 31, 2005, an increase of $273,000 from 2004. In 2004, we recorded $25,000 of other income. This increase primarily reflects an impairment charge of $193,000 recognized and $133,000 of other costs incurred on certain non-operating assets at our Troy, New York property, which were partially destroyed by a fire in May 2005.
     Provision for Income Taxes. Provision for income taxes increased to $2.3 million for the year ended December 31, 2005, from $2.0 million for the comparable period in 2004. The effective tax rates on reported taxable income were 28.2 % and 33.0% for the year ended December 31, 2005 and 2004, respectively. Our consolidated effective tax rates reflect research and development tax credits received by our Canadian operations, which reduced income tax expense by $400,000 and $87,000, or 4.9% and 1.4% for the year ended December 31, 2005 and 2004, respectively.
     Net Income. Net income increased to $5.8 million for the year ended December 31, 2005, an increase of $1.7 million or 41.5%, from $4.1 million for the comparable period in 2004. Our basic and diluted net income per share increased to $.61 on average shares outstanding of 9,601,779 for the year ended December 31, 2005, from $.46 per share on average shares outstanding of 8,929,599 for the year ended December 31, 2004.
Year Ended December 31, 2004 compared to the Year Ended December 31, 2003
     Net Sales. Net sales increased to $69.4 million for the year ended December 31, 2004, an increase of $11.8 million or 20.5%, from $57.6 million for the comparable period in 2003. The increase in net sales is attributable to increased sales of $6.8 million at RMP, $3.3 million at our Canadian operations, $1.5 million at our United Kingdom operation and $352,000 at SSD. The increase in net sales at RMP is primarily due to increased sales of our rail joints and related track component products along with our friction management products and services, as our larger customers continued to increase spending for these products reflecting increased rail traffic. In addition, net sales at RMP also reflected the acquisition of Salient Systems on September 30, 2004 that added $1.6 million of net sales during the fourth quarter of 2004. The increased sales at our Canadian operations are primarily due to sales volume increases of $1.6 million resulting from increased customer demand for our rail anchors and spikes, along with a favorable foreign currency translation of approximately $1.0 million. In addition, net sales at our Canadian business segment were positively impacted by the acquisition of Kelsan, which added $662,000 in sales during December 2004. The increase in sales at our United Kingdom operation is primarily attributable to a favorable foreign currency translation of approximately $1.6 million. The increase in sales at SSD is primarily due to increased customer demand for our strap securement systems, partially offset by lower customer demand for our heavy-duty load securement systems.
     Gross Profit. Gross profit increased to $19.7 million for the year ended December 31, 2004, an increase of $3.1 million or 18.7%, from $16.6 million for the comparable period in 2003. The increase in gross profit is due to increased gross profit at RMP of $1.0 million, due primarily to the increased sales volume from our rail joints and related track component products along with our higher margin friction management products and services. Also, gross profit at RMP reflected the acquisition of Salient Systems, which added $1.1 million of gross profit during the fourth quarter of 2004. In addition, a favorable foreign currency translation of British pounds sterling and Canadian dollars into U.S. dollars of approximately $438,000 and $218,000, respectively, has also increased gross profit during the current period. Furthermore, the Kelsan acquisition on November 30, 2004 increased gross profit by $440,000 within our Canadian business segment while SSD’s gross profit increased by $278,000 due to the increased sales volume of our strap securement systems. These increases in gross profit were partially offset by a decrease in gross profit at our United Kingdom operation, due to a lower sales volume of our higher margin friction management products and services. In addition our gross profit was negatively impacted at our Montreal operation due primarily to raw material increases on our rail anchor and rail spike product lines.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2004 increased by $2.4 million or 22.0% to $13.3 million from $10.9 million during the comparable period in 2003. This increase is partially due to an increase in Corporate shared service expenses of $610,000, resulting primarily from higher legal and professional fees, employee additions, employee salary and benefit increases, and director and officer insurance costs as a result of becoming a public company. In addition, increased expenses at RMP’s Pittsburgh location of $403,000, our Montreal operation of $163,000 and SSD of $118,000, are primarily attributable to increased salaries, fringe benefit costs and employee additions, along with increased sales commissions at RMP. In addition, the acquisitions of Salient Systems and Kelsan have increased selling and administrative expenses by $458,000 and $388,000, respectively, within their business segments. Also, unfavorable currency translation of British pounds sterling and Canadian dollars into U.S. dollars have increased expenses by approximately $469,000 in 2004. These increases in selling, general and administrative expenses were partially offset by decreases in these same expenses at our United Kingdom operation of $142,000, due primarily to lower salary and fringe benefit costs as a result of our workforce reduction that occurred during the first quarter of 2004.
     Interest Expense. Interest expense decreased to $203,000 for the year ended December 31, 2004, a decrease of $150,000 or 42.5%, from $353,000 for the comparable period in the prior year, primarily due to reduced debt levels during the first three quarters of 2004. Net proceeds from our initial public offering of common stock in January 2004 were used to repay outstanding domestic indebtedness of approximately $7.3 million in January 2004. Debt levels increased at the end of the fourth quarter of 2004 due to additional borrowings incurred for the financing of the Kelsan acquisition.
     Provision for Income Taxes. Provision for income taxes increased to $2.0 million for the year ended December 31, 2004, from $1.8 million for the comparable period in 2003. The effective tax rates on reported taxable income were 33.0% and 34.4% for the year ended December 31, 2004 and 2003, respectively. Our consolidated tax rate for the year ended December 31, 2004 was reduced due to lower taxes on foreign source income.
     Net Income. Net income increased to $4.1 million for the year ended December 31, 2004, an increase of $675,000 or 19.9%, from $3.4 million for the comparable period in 2003. Our basic and diluted net income per share decreased to $.46 for the year ended December 31, 2004 on average basic and diluted shares of 8,929,599, from $.52 for the comparable period in 2003 on average basic and diluted shares of 6,524,002.
Business Segment Review
     Our operations are organized into four business segments consisting of the Railway Maintenance Products Division (RMP), the Shipping Systems Division (SSD), Portec Rail Nova Scotia Company (Canada) and Portec Rail Products (UK) Ltd. (United Kingdom), along with a corporate functional shared service. The presentation of segment information reflects the manner in which we organize and manage segments by geographic areas for making operating decisions, assessing performance and allocating resources. Intersegment sales do not have an impact on our consolidated results of operations or financial condition. Salient Systems’ results of operations and its assets and liabilities have been included in the RMP segment and the consolidated financial statements since the date of the acquisition. Kelsan’s results of operations and its assets and liabilities have been included in the Canada business segment and our consolidated financial statements since the acquisition date.
     Railway Maintenance Products Division – “RMP”. Our RMP business segment manufactures and assembles track components and related products, friction management products, wayside data collection and data management systems, and also provides services to railroads, transit systems and railroad contractors. We are also a distributor and reseller of purchased track components and lubricants manufactured by third parties. Our manufactured and assembled track component and friction management products consist primarily of standard and insulated rail joints, friction management systems and wayside data collection and data management systems. Our purchased and distributed products consist primarily of various lubricants. RMP’s largest customers are Class I railroads in North America. For the years ended December 31, 2005, 2004 and 2003, RMP’s consolidated external sales to its two largest customers represented 33%, 29% and 33%, respectively.

	Year Ended December 31,
	2005		2004		2003
	(In thousands)
External sales	$45,026	(2)	$34,593	(2)	$27,825
Intersegment sales	2,299		1,404		1,473
Operating income (3)	6,737	(2),(4)	5,174	(2), (4)	4,040	(4)

Sales by product line (1)
Rail joints and related products	$22,302		$18,442		$14,045
Friction management products and services	18,289		14,664		13,422
Wayside data collection and data management systems (3)	4,964	(2)	1,574	(2)	—
Other products and services	1,770		1,317		1,831

Total product and service sales	$47,325		$35,997		$29,298

(1)	Includes intersegment sales.

(2)	Includes Salient Systems external sales of $4.9 million and $1.6 million, and operating income of $1.4 million and $632,000 for the year ended December 31, 2005 and the fourth quarter ended December 31, 2004, respectively. Salient Systems, Inc. was acquired on September 30, 2004.

(3)	On an unaudited basis and before pro forma adjustments, Salient Systems net sales and operating income for the nine months ended September 30, 2004 was $3.5 million and $1.0 million, respectively. For the year ended December 31, 2003, Salient Systems’ audited net sales were $4.6 million and operating income was $1.7 million. The amounts listed under this footnote are not included in the above RMP table.

(4)	Includes adjustments of $59,000, $303,000, and $264,000 for 2005, 2004, and 2003, respectively, to reclass salary and benefit expenses for one executive and one professional employee to be consistent with the allocation of these expenses during 2005. Beginning in April 2005, Corporate shared services began to absorb the salaries, benefits and business travel expenses for these employees due to internal promotions and assignment of new responsibilities.
     For the year ended December 31, 2005, external sales for RMP increased by $10.4 million or 30.1%, to $45.0 million from $34.6 million during the comparable period in 2004. This increase is primarily due to increased customer demand across all major product lines, which contributed an additional $7.1 million in sales. Included in this $7.1 million is $2.0 million related to steel surcharges being a pass-through cost to our customers at no additional profit during the year ended December 31, 2005. Additionally, sales for Salient Systems added $3.3 million of additional external sales for RMP during the year ended December 31, 2005. Operating income for the year ended December 31, 2005 increased to $6.7 million from $5.2 million for the comparable period in 2004, an increase of $1.5 million or 28.8% primarily due to gross profit on the additional sales volume contributed by all RMP product lines, along with an increase in operating income for Salient Systems of $725,000 in the current year.
     For the year ended December 31, 2004, external sales for RMP of $34.6 million increased by $6.8 million or 24.5%, from $27.8 million during the same period in 2003. The increase in external sales is primarily due to increased sales of our rail joints and related track component products and our friction management products and services, as our larger customers continued to increase spending for these products. In addition, the acquisition of Salient Systems added approximately $1.6 million of sales during the fourth quarter of 2004. Operating income for the year ended December 31, 2004 increased to $5.2 million from $4.0 million for the same period in 2003, an increase of $1.2 million or 30.0%, primarily due to increased gross profit on the additional sales volume. In addition, operating income was positively impacted by the acquisition of Salient Systems, which added $632,000 of operating income during the fourth quarter of 2004. These increases were partially offset by increased selling, general and administrative expenses of $403,000 at RMP’s Pittsburgh office, which were primarily attributable to increased salaries, fringe benefit costs, employee additions and sales commissions.
     Shipping Systems Division – “SSD”. SSD engineers and sells load securement systems to the railroad freight car market. These systems are used to secure a wide variety of products and lading onto freight cars. Most of the assembly work for SSD is performed at RMP’s Huntington, West Virginia manufacturing plant, although some manufacturing is subcontracted to independent third parties. For the years ended December 31, 2005, 2004 and 2003, SSD’s two largest customers represented 62%, 78% and 74% of external sales, respectively.

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
External sales	$5,827	$4,675	$4,323
Intersegment sales	12	—	7
Operating income	958	674	514

Sales by product line (1)
Heavy duty load securement systems	$2,609	$1,440	$2,412
Auto rack load securement systems	1,120	2	253
Strap securement systems	702	2,326	742
All other load securement systems	1,408	907	923

Total product and service sales	$5,839	$4,675	$4,330

(1)	Includes intersegment sales.
     For the year ended December 31, 2005, external sales for SSD increased by $1.2 million or 25.5%, to $5.8 million from $4.7 million during the comparable period in 2004. This increase is primarily due to a significant order from Amtrak for our auto rack load securement systems, and increased demand for our heavy-duty securement systems, partially offset by lower demand for our strap securement systems. Operating income for the year ended December 31, 2005 increased to $958,000 from $674,000 during the comparable period in 2004, an increase of $284,000 or 42.1%, primarily due to the increased gross profit on the higher sales volume.

     For the year ended December 31, 2004, external sales for SSD increased by $352,000 or 8.1%, to $4.7 million from $4.3 million during the same period in 2003. This increase is primarily due to increased customer demand for our strap securement systems, in particular, our new Cushioned Banding Anchor product line. This increase was partially offset by lower customer demand for our heavy-duty load securement systems. Operating income for the year ended December 31, 2004 increased by $160,000 or 31.1% to $674,000 from $514,000 during the same period in 2003. The increase in operating income is primarily due to an increase in gross profit resulting from increased sales volume of our higher margin strap securement systems, partially offset by increased salaries, fringe benefit costs, and employee additions.
     Portec Rail Nova Scotia Company – “Canada”. At our Canadian operation near Montreal, we manufacture rail anchors and rail spikes and assemble friction management products primarily for the two largest Canadian railroads. Rail anchors and spikes are devices to secure rails to the ties to restrain the movement of the rail tracks. On November 30, 2004, we acquired Kelsan. Kelsan operates a technology and manufacturing facility in Vancouver, British Columbia. Kelsan’s two primary product lines are stick lubrication and application systems and a liquid friction modifier, Keltrack®. Kelsan manufactures its stick and applicator systems in Vancouver and subcontracts the manufacturing of the Keltrack® product line. For the years ended December 31, 2005, 2004 and 2003, Canada’s consolidated external sales to its two largest customers represented 62%, 65% and 66%, respectively.

	Year Ended December 31,
	2005		2004		2003
	(In thousands)
External sales	$26,176	(2)	$15,363	(2)	$12,135
Intersegment sales	4,471	(3)	2,085	(3)	2,011
Operating income (4)	3,228	(2)	1,772	(2)	1,879
Average translation rate of Canadian dollar to United States dollar	0.8280		0.7734		0.7212

Sales by product line (1)
Rail anchors and spikes	$16,009		$12,499		$10,270
Friction management products and services (3)	13,472	(2)	4,291	(2)	3,338
Other products and services	1,166		658		538

Total product and service sales	$30,647		$17,448		$14,146

(1)	Includes intersegment sales.

(2)	Includes Kelsan external sales of $6.8 million and operating income of $868,000 for the year ended December 31, 2005, and external sales of $662,000 and operating income of $47,000 for the month of December 2004. Kelsan was acquired on November 30, 2004. Also includes operating expense of $557,000 for the year ended December 31, 2005, and $47,000 for the month of December 2004 for Portec Rail Nova Scotia Company, resulting from amortization expense on intangible assets related to the Kelsan acquisition.

(3)	Includes Kelsan intersegment sales of $807,000 for the year ended December 31, 2005 and $8,000 for the month of December 2004.

(4)	Includes adjustments of $31,000, $122,000, and $112,000 for 2005, 2004, and 2003, respectively, to reclass salary expense for one executive employee to be consistent with the allocation of this expense during 2005. Beginning in April 2005, Corporate shared services began to absorb the salary and travel expenses for this employee due to an internal promotion and assignment of new responsibilities.
     For the year ended December 31, 2005, external sales for Canada increased by $10.8 million or 70.1%, to $26.2 million from $15.4 million during the comparable period in 2004. This increase is primarily attributable to the full year of operations from Kelsan, which contributed $6.1 million of additional sales. Additionally, increased customer demand across all major product lines from our operation near Montreal added $3.4 million in external sales, along with a favorable foreign currency translation of Canadian dollars to U.S. dollars, which positively impacted sales by approximately $1.3 million during the year ended December 31, 2005. Operating income increased to $3.2 million from $1.8 million during the comparable period in 2004, an increase of $1.4 million or 77.8%. This increase is primarily due to the additional gross profit of $1.5 million on the higher sales volume across all major product lines at our operation near Montreal, along with $478,000 of operating income generated by

Kelsan for the year ended December 31, 2005. Additionally, operating income for Canada was positively impacted by a favorable foreign currency translation of approximately $210,000. Partially offsetting these increases in operating income were amortization expense of $557,000 on acquired intangible assets and deferred financing fees related to the Kelsan acquisition, along with increased selling, general and administrative expenses of $379,000, primarily due to increased research and development expenses for our friction management product line and higher employee salaries and benefits at our operation near Montreal.
     For the year ended December 31, 2004, external sales for Canada of $15.4 million increased by $3.3 million or 27.3%, from $12.1 million during the same period in 2003. The increase in external sales is primarily due to sales volume increases of $1.6 million resulting from increased customer demand for our rail anchors and spikes, along with a favorable foreign currency translation of approximately $1.0 million. In addition, net sales at our Canadian business segment were positively impacted by the recent acquisition of Kelsan, which added $662,000 of sales in December of 2004. Operating income for the year ended December 31, 2004 decreased by $107,000 or 5.6% to $1.8 million from $1.9 million during the same period in 2003. This decrease in operating income is primarily due to higher raw material costs on our rail anchor and rail spike product lines as a result of steel surcharges, partially offset by increased operating income due to the higher sales volume. Raw material and steel surcharges negatively impacted our gross profit margins on our rail anchors and rail spikes by approximately 1.6% for the year ended December 31, 2004, compared to the prior year. Although we have been successful at passing most of the steel surcharges on to our customers, we have been able to do so at no added profit. In addition, increased overall selling, general and administrative expenses at our Montreal operation negatively impacted operating income. These decreases in operating income are partially offset by a favorable foreign currency translation of Canadian dollars to U.S. dollars of approximately $119,000.
     Portec Rail Products (UK) Ltd.- “United Kingdom”. In the United Kingdom, we operate and serve our customers in two markets. The United Kingdom’s rail business, which comprised approximately 34% of total sales for the years ended 2005, 2004 and 2003, is primarily driven by sales of friction management products and services to the United Kingdom passenger rail network. For the years ended December 31, 2005, 2004 and 2003, this segment’s two largest rail customers represented 18%, 19% and 11% of total external sales, respectively.
     Over the same time period described above, our material handling business represented approximately 66% of the total sales generated by our United Kingdom segment. Our major product lines in this market include overhead and floor conveyor systems, racking systems and mezzanine flooring systems. The end users of our products are primarily United Kingdom based companies in the manufacturing, distribution, garment and food industries. As our material handling products are primarily dependent upon the capital spending plans of manufacturers, our largest customers vary each year depending upon the contracts that are secured. For the years ended December 31, 2005, 2004 and 2003, our two largest material handling customers represented 17%, 30% and 11% of total external sales, respectively.

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
External sales	$13,764	$14,806	$13,281
Intersegment sales	61	31	60
Operating income	918	740	742
Average translation rate of British pound sterling to United States dollar	1.8131	1.8392	1.6446

Sales by product line (1)
Material handling products	$9,228	$10,185	$8,418
Friction management products and services	4,597	4,652	4,923

Total product and service sales	$13,825	$14,837	$13,341

(1)	Includes intersegment sales.
     For the year ended December 31, 2005, external sales at our United Kingdom operation declined by $1.0 million or 6.8%, to $13.8 million from $14.8 million during the comparable period in 2004. Of this decline, $845,000 is attributable to lower customer demand, primarily for our material handling products, as this product line is dependent on capital spending by original equipment manufacturers, while $198,000 is due to an unfavorable foreign currency translation of British pounds sterling into U.S. dollars. Operating income for the year ended December 31, 2005 increased to $918,000 from $740,000 during the comparable period in 2004, an increase of $178,000 or 24.0%. This increase is primarily due to lower selling, general and administrative expenses such as professional fees, research and development expenses, insurance premiums, and sales commissions during the year ended December 31, 2005.
     For the year ended December 31, 2004, external sales at our United Kingdom operation of $14.8 million increased by $1.5 million or 11.3%, from $13.3 million during the same period in 2003. This increase in external sales is attributable to a favorable foreign currency translation of approximately $1.6 million, partially offset by a slight sales volume decrease. This sales volume decrease is primarily due to lower demand for our friction management products and services, as a result of our largest customer, Network Rail, undergoing a significant reorganization that began during the latter part of 2003 and carried into 2004. The decrease in sales of our friction management products and services was offset by an increase in sales of our material handling products resulting from increased customer demand of our overhead and floor conveyor systems. Operating income of $740,000 for the year ended December 31, 2004 was consistent with the same period in 2003 as the increased sales volume of our material handling product line was partially offset by the decrease in our higher margin friction management sales.
Liquidity and Capital Resources
     Our cash flow from operations is the primary source of financing for internal growth, capital expenditures, repayments of long-term contractual obligations, dividends to our shareholders and other commercial commitments. The most significant risk associated with our ability to generate sufficient cash flow from operations is the overall level of demand for our products. Our total cash balance is $5.4 million at December 31, 2005. We may use this cash for acquisitions, product line expansions or general corporate purposes. In addition to cash generated from operations, we have revolving and overdraft credit facilities in place to support the working capital needs of each of our business segments. We believe that cash flow from operations and the ability to borrow additional cash under our credit and overdraft facilities along with our existing cash balances will be sufficient to meet our cash flow requirements and growth objectives over the next twelve months.
Cash Flow Analysis.
     For the year ended December 31, 2005, we generated $5.4 million in cash from operating activities compared to $2.9 million for the year ended December 31, 2004. Cash generated from operating activities during the year ended December 31, 2005 includes net income of $5.8 million, an increase of $1.7 million from 2004. Depreciation and amortization expenses increased $860,000 for the year ended December 31, 2005, primarily due to amortization expense on intangible assets acquired in conjunction with the Kelsan acquisition in November 2004. Higher inventory and accounts receivable balances, primarily due to higher sales and stronger customer demands, used a combined $3.2 million of cash in 2005. Cash generated from operating activities for the year ended December 31, 2004 includes net income of $4.1 million, an increase of $675,000 from net income of $3.4 million for 2003, and depreciation and amortization expenses of $1.6 million, an increase of $205,000 over 2003. In addition, for the year ended December 31, 2004, cash increased $608,000 due to lower prepaid expenses and other assets, which were primarily related to legal and accounting costs incurred for the initial public offering of our common stock in January 2004. Additionally, cash increased by $678,000 due to higher accounts payable, primarily due to timing of payments to vendors, during the year ended December 31, 2004. Offsetting this increase in cash were increased accounts receivable of $1.3 million, primarily due to higher sales volume, and increased inventory balances of $3.3 million.
     Net cash used in investing activities was $1.7 million in 2005, compared to $19.1 million of cash used in investing activities during 2004. Cash used in investing activities in 2005 was for capital expenditures, which totaled $1.7 million. Capital expenditures upgrade our machinery and equipment, improve our facilities, support new strategic initiatives, or develop new products. During the third quarter of 2005, we obtained Board of Director approval to purchase and install an induction furnace for our Canadian manufacturing operation near Montreal. We anticipate that this new electric furnace will reduce our operating costs, modernize our operations, improve the plant’s air quality and improve our overall performance. The estimated cost of this project is $900,000, and we anticipate that this project will be completed during the second quarter of 2006. Net cash used in investing activities during the year ended December 31, 2004 included $18.1 million for business acquisitions, along with capital expenditures of $1.0 million. The majority of our capital spending is discretionary. We believe that the overall level of capital spending for our business segments is sufficient to remain competitive.
     Net cash used in financing activities was $5.8 million in 2005, compared to cash provided by financing activities of $23.4 million in 2004. Cash used for financing activities in 2005 includes repayment of long-term debt obligations of $4.0 million and cash dividends of $2.0 million paid on common stock. Cash provided by financing activities in 2005 includes net borrowings on revolving and overdraft credit facilities of $173,000. Net cash provided by financing activities was $23.4 million in 2004, which was primarily related to the net proceeds from the issuance of common stock of $18.0 million. Net proceeds received from bank term debt of $14.9 million were used for the purchase of Kelsan in November 2004. These sources of cash were partially offset by net repayments on revolving and overdraft credit facilities of $5.2 million, repayments of long-term debt and capital lease obligations of $2.3 million and cash dividends paid of $1.8 million.
Credit Facilities.
Our term loan and working capital credit and overdraft facilities are summarized as follows:
     In the United States and Canada, we have a $25.0 million term loan and revolving credit facility with National City Bank and its Canadian affiliate that provided acquisition financing along with supporting the working capital requirements of our United States business units and our Canadian operations. Under this agreement, there are three separate borrowing components, a $7.0 million United States revolving credit facility, a $4.2 million ($5.0 million CDN) revolving credit facility for our Canadian operations, and an outstanding term loan in the original amount of $14.9 million ($17.6 million CDN). In December 2005 we entered into a new $4.2 million ($5.0 million CDN) revolving credit facility for our Canadian operations, which replaced the previous $3.1 million ($3.75 million CDN) revolving credit facility for our Canadian operation near Montreal, along with replacing the previous overdraft credit facility for Kelsan. As of December 31, 2005, we had the ability to borrow an additional $9.8 million under the United States and Canadian revolving credit facilities, as the combined borrowings under the total facility cannot exceed $25.0 million. This agreement contains financial covenants that require us to maintain a current ratio, cash flow coverage and leverage ratios, and maintain minimum amounts of tangible net worth. This credit facility further limits capital expenditures, sales of assets, and additional indebtedness. We were in compliance with all of these financial covenants as of December 31, 2005. For additional details, see Note 8 of the consolidated financial statements included under Item 8 of this Form 10-K.
     As of December 31, 2005, the balance outstanding on the Canadian revolving credit facility was $1.4 million ($1.6 million CDN). There were no outstanding borrowings on the U.S. revolving credit facility at December 31, 2005. The balance outstanding on the Kelsan acquisition loan was $11.7 million ($13.6 million CDN) at December 31, 2005.
     In the United Kingdom, we have a $1.3 million (£750,000 pounds sterling) overdraft credit facility with a local financial institution to support the working capital needs of our United Kingdom operation. This credit facility provides for an additional $662,000 (£385,000 pounds sterling) of availability for the issuance of performance bonds. There were no borrowings outstanding under this facility at December 31, 2005; however, our availability under this credit facility was reduced due to outstanding performance bonds in the amount of $361,000 (£210,000 pounds sterling) as of December 31, 2005. The overdraft facility is reviewed on an annual basis and has a maturity date of April 17, 2006.

Summary of Contractual Obligations
     The following is a summary of our contractual obligations as of December 31, 2005:

	Payments due by period
		Less			More
		than 1	1 – 3	3 – 5	than 5
Contractual Obligations	Total	year	years	years	years
	(In thousands)
Long term debt	$12,836	$2,447	$4,896	$4,616	$877
Future interest payments for long-term debt obligations (1)	1,966	660	910	380	16
Revolving and overdraft credit facilities	1,376	1,376	—	—	—
Pension plan contributions (2)	21	21	—	—	—
Purchase obligations	3,270	3,270	—	—	—
Capital leases	37	24	13	—	—
Operating leases	3,621	1,100	1,391	473	657

Total contractual obligations	$23,127	$8,898	$7,210	$5,469	$1,550

(1)	Assumes that the interest rates on our long-term debt agreements at December 31, 2005 (See Note 8 of the consolidated financial statements included under Item 8 of this Form 10-K) will continue for the life of the agreements.

(2)	Pension plan contributions that may be required more than one year from December 31, 2005 will be dependent upon the performance of plan assets.
Financial Condition
     At December 31, 2005, total assets were $88.9 million, an increase of $244,000 from $88.6 million as of December 31, 2004. This increase in total assets at December 31, 2005 is primarily due to timing differences in cash, accounts receivable and inventory balances, slightly offset by lower net book values of property, plant and equipment balances resulting from depreciation expense in 2005.
     Total outstanding debt obligations at December 31, 2005 decreased by approximately $3.5 million or 24.4%, to $14.2 million as of December 31, 2005, from $17.7 million at December 31, 2004. The decrease in total outstanding debt obligations reflects principal payments on the Kelsan acquisition loan with National City Bank (Canada) of $3.0 million and the repayment of term debt of $668,000 by our United Kingdom operation. Offsetting this decrease is an increase in net borrowings of $217,000 on our Canadian revolving credit facility.
     We maintain a defined benefit pension plan that covers a significant number of our United States employees, former employees and retirees. Benefits under the plan were based on years of service for hourly employees. For salaried employees, benefits under the plan were based on years of service and the employee’s average compensation during defined periods of service. In August 2003, we amended our United States defined benefit plan by freezing the benefits accrued for all participants effective December 31, 2003 and preventing new enrollments after December 31, 2003. Our future net periodic pension cost and plan funding will be dependent upon the performance of plan assets.
     We also maintain defined benefit pension plans in the United Kingdom that cover certain active employees, former employees and retirees. Benefits under the plans were based on years of service and eligible compensation during defined periods of service. In September 2003, we amended these plans by freezing the benefits accrued for all participants effective December 31, 2003.

     The products we manufacture and sell, such as our joint bars, rail anchors and rail spikes, require steel as a major element in the production process. Beginning in 2004, worldwide steel prices spiked upwards resulting in surcharges being added to our overall raw material costs. As a result, these steel surcharges increased our raw material costs. While these higher material costs have had some negative impact on our financial results for the years ended December 31, 2005 and 2004, particularly on our track component product lines, we believe the impact of the higher material costs has not had a material impact on our overall financial results. Although we have been successful in passing through most of the steel surcharges on to our customers, we have been able to do so at no added profit. If a prolonged increase in steel prices should continue and we are unable to pass on these added costs to our customers, our future earnings could be negatively impacted.
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
     As a result of the Kelsan acquisition, we assigned a fair value to their Stick friction modifier product line and the Keltrack® liquid friction modifier product line in the amounts of $5.5 million and $5.2 million, respectively. We also determined that there was $4.2 million of goodwill to be recorded as part of this transaction. In addition, we have estimated that the Stick friction modifier product technology and Keltrack® liquid friction modifier product technology have definite lives of 15 years and 28 years due to our estimates that the projected economic earnings associated with these technology based product lines will begin to lapse after these time frames. In the future, we will monitor these assets to determine if certain events occur that would cause the lives assigned to these intangible assets to become shorter than originally assigned, and thereby, we would assign a shorter future estimated life based on the years that we feel that the product would have value in the marketplace and record an impairment charge in the proper accounting period.
     Defined Benefit Pension Plans. We maintain defined benefit pension plans that cover a significant number of our active employees, former employees and retirees. We account for these plans as required under SFAS No. 87, “Employers’ Accounting for Pensions.” The liabilities and expenses for pensions require significant judgments and estimates. These amounts are determined using actuarial methodologies and incorporate significant assumptions, including the rate used to discount the future estimated liability, inflation, the long-term rate of return on plan assets and mortality tables. Management has mitigated the future liability for active employees by freezing all defined benefit pension plans effective December 31, 2003. The rate used to discount future estimated liabilities is determined considering the rates available at year-end on AA rated corporate long term bonds that could be used to settle obligations of the plan. Our inflation assumption is based on an evaluation of external market indicators. The long-term rate of return is estimated by considering historical returns and expected returns on current and projected asset allocations. The effects of actual results that differ from these assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligations in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our obligations and future expense.
     As interest rates decline, the actuarially calculated pension plan liability increases. Conversely, as interest rates increase, the actuarially calculated pension liability decreases. Past declines in interest rates and equity markets have had a negative impact on the pension plan liability and fair value of our plan assets. As a result, the accumulated benefit obligation exceeded the fair value of plan assets at December 31, 2005, 2004 and 2003, which resulted in an $87,000, $882,000 and $577,000, net of tax, respectively, charge to other comprehensive loss.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to interest rate risk on our contractual long-term debt obligations and our working capital facilities are under floating interest rate arrangements. However, we have determined that these risks are not significant enough to warrant hedging programs. If interest rates increase, we will be exposed to higher interest rates and we will be required to use more cash to settle our long-term debt obligations. As interest rates increase on our variable long-term debt, it will have a negative impact on future earnings because the increased rates will increase our interest expense. Conversely, if interest rates decrease on our variable long-term debt, it will have a positive impact on future earnings because the lower rates will decrease our interest expense. Based upon the long-term debt amount as of December 31, 2005, for every 1% increase or decrease in the interest rate on our long-term debt, our annual interest expense will fluctuate by approximately $142,000.
     In addition, we are exposed to foreign currency translation fluctuations with our two international operations. We do not have any foreign exchange derivative contracts to hedge against foreign currency exposures. Therefore, we are exposed to the related effects when the foreign currency exchange rates fluctuate. If the U.S. dollar strengthens against the Canadian dollar and/or the British pound sterling, the translation rate for these foreign currencies will decrease, which will have a negative impact on our operating income. For example, for the year ended December 31, 2005, for every 1/100 change in the exchange rate of the Canadian dollar to the U.S. dollar, our Canadian operation’s operating income would have changed by approximately $39,000. Further, for every 1/100 change in the exchange rate of the British pound sterling to the U.S. dollar, the impact on operating income for our United Kingdom operations for the year ended December 31, 2005 would have been approximately $5,000. Foreign currency translation fluctuations have no impact on cash flows as long as we continue to reinvest any profits back into the respective foreign operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following are included in this item:
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
The supplementary data required by this Item (selected quarterly financial data) is provided in Note 14 of the Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

	December 31
	2005	2004
	(In Thousands)
Assets
Current assets
Cash and cash equivalents	$5,367	$7,749
Accounts receivable, net	14,198	12,452
Inventories, net	20,140	18,814
Prepaid expenses and other current assets	845	895
Deferred income taxes	808	762

Total current assets	41,358	40,672

Property, plant and equipment, net	12,173	12,660
Intangible assets, net	24,012	24,185
Goodwill	11,008	10,957
Other assets	318	151

Total assets	$88,869	$88,625

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$3,847	$3,611
Accounts payable	5,774	6,417
Accrued income taxes	813	503
Customer deposits	1,401	1,572
Accrued compensation	2,231	1,484
Other accrued liabilities	1,877	1,824

Total current liabilities	15,943	15,411

Long-term debt, less current maturities	10,402	14,108
Deferred income taxes	8,556	8,889
Accrued pension costs	3,036	2,829
Other long-term liabilities	484	344

Total liabilities	38,421	41,581

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $1 par value, 50,000,000 shares authorized, 9,601,779 shares issued and outstanding at December 31, 2005 and 2004	9,602	9,602
Additional paid-in capital	25,290	25,290
Retained earnings	17,332	13,521
Accumulated other comprehensive loss	(1,776)	(1,369)

Total shareholders’ equity	50,448	47,044

Total liabilities and shareholders’ equity	$88,869	$88,625

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

	Years Ended December 31
	2005	2004	2003
	(Dollars in Thousands, Except Per Share Data)
Net sales	$90,793	$69,437	$57,564
Cost of sales	61,235	49,720	40,986

Gross profit	29,558	19,717	16,578

Selling, general and administrative	19,641	13,347	10,880
Amortization expense	698	116	78

Operating income	9,219	6,254	5,620

Interest expense	856	203	353
Other expense (income), net	248	(25)	85

Income before income taxes	8,115	6,076	5,182
Provision for income taxes	2,288	2,003	1,784

Net income	$5,827	$4,073	$3,398

Earnings per share
Basic and Diluted	$0.61	$0.46	$0.52

Dividends per share	$0.21	$0.20	$0.15
See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity

					Accumulated
					Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
			(Dollars in Thousands)
Balance at January 1, 2003	6,527,002	$6,527	$2,766	$8,638	$(1,988)	$15,943
Purchase of common stock	(4,000)	(4)	(10)	—	—	(14)
Cash dividends on common stock paid to shareholders	—	—	—	(815)	—	(815)
Comprehensive income:
Net income	—	—	—	3,398	—	3,398
Minimum pension liability adjustment, net of tax benefit of $239	—	—	—	—	(577)	(577)
Foreign currency translation adjustment, net of tax of $750	—	—	—	—	1,198	1,198

Total comprehensive income						4,019

Balance at December 31, 2003	6,523,002	6,523	2,756	11,221	(1,367)	19,133
Issuance of common stock	2,095,000	2,095	15,877	—	—	17,972
Acquisition of Salient Systems, Inc.	983,777	984	6,657	—	—	7,641
Cash dividends on common stock paid to shareholders	—	—	—	(1,773)	—	(1,773)
Comprehensive income:
Net income	—	—	—	4,073	—	4,073
Minimum pension liability adjustment, net of tax benefit of $421	—	—	—	—	(882)	(882)
Foreign currency translation adjustment, net of tax of $540	—	—	—	—	880	880

Total comprehensive income						4,071

Balance at December 31, 2004	9,601,779	9,602	25,290	13,521	(1,369)	47,044
Cash dividends on common stock paid to shareholders	—	—	—	(2,016)	—	(2,016)
Comprehensive income:
Net income	—	—	—	5,827	—	5,827
Minimum pension liability adjustment, net of tax benefit of $137	—	—	—	—	(87)	(87)
Foreign currency translation adjustment, net of tax benefit of $196	—	—	—	—	(320)	(320)

Total comprehensive income						5,420

Balance at December 31, 2005	9,601,779	$9,602	$25,290	$17,332	$(1,776)	$50,448

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

	Years Ended December 31
	2005	2004	2003
		(In Thousands)
Operating Activities
Net income	$5,827	$4,073	$3,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,765	1,488	1,321
Amortization expense	699	116	78
Provision for doubtful accounts	11	97	42
Deferred income taxes	(134)	418	6
Loss (gain) on sale of fixed assets	15	(11)	12
Impairment of long-lived assets	193	—	—
Changes in operating assets and liabilities:
Accounts receivable	(1,935)	(1,290)	(862)
Inventories	(1,313)	(3,275)	(3,048)
Prepaid expenses and other assets	(360)	608	(1,090)
Accounts payable	(666)	678	748
Income tax payable	385	(669)	117
Accrued expenses	870	622	12

Net cash provided by operating activities	5,357	2,855	734

Investing Activities
Purchases of property, plant and equipment	(1,750)	(1,040)	(678)
Proceeds from sale of assets	3	17	15
Business acquisitions, net of cash acquired	—	(18,102)	—

Net cash used in investing activities	(1,747)	(19,125)	(663)

Financing Activities
Net increase (decrease) in revolving credit agreements	173	(5,221)	2,083
Proceeds from bank term loans	—	14,877	—
Principal payments on bank term loans	(3,961)	(2,255)	(2,401)
Borrowings from Boone County Bank, Inc. (related party)	—	—	100
Principal payments to Boone County Bank, Inc. (related party)	—	(73)	(231)
Principal payments on capital leases	(24)	(13)	(23)
Cash dividends paid to shareholders	(2,016)	(1,773)	(815)
Fees paid to obtain new financing	—	(82)	—
Purchase of common stock	—	—	(14)
Issuance of common stock	—	17,972	—

Net cash (used in) provided by financing activities	(5,828)	23,432	(1,301)

Effect of exchange rate changes on cash and cash equivalents	(164)	169	217

(Decrease) increase in cash and cash equivalents	(2,382)	7,331	(1,013)
Cash and cash equivalents at beginning of period	7,749	418	1,431

Cash and cash equivalents at end of period	$5,367	$7,749	$418

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$864	$110	$353

Income taxes	$2,494	$2,394	$1,768

Capital lease obligation incurred for equipment	$—	$16	$7

Non cash items for business acquisition:
Issuance of common stock	$—	$7,641	$—

Notes payable	$—	$1,120	$—

See Notes to Consolidated Financial Statements

Note 1: Nature of Operations and Significant Accounting Policies
Nature of Operations
We manufacture, supply and distribute a broad range of rail products, including rail joints, rail anchors, rail spikes, railway friction management products and systems, railway wayside data collection and data management systems and freight car securement systems. We also manufacture material handling equipment through our United Kingdom operation. We serve both the domestic and international markets. Our five manufacturing facilities are located in Huntington, West Virginia; St. Jean, Quebec, Canada; Vancouver, British Columbia, Canada; Wrexham, Wales, United Kingdom; and Leicester, England, United Kingdom. We also have an engineering and assembly facility located in Dublin, Ohio, and have offices near Chicago, Illinois; Montreal, Quebec, Canada, and Birmingham, England, United Kingdom. Our corporate headquarters is located near Pittsburgh, Pennsylvania.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Portec Rail Products, Inc.; Salient Systems, Inc. (Salient Systems), our wholly-owned United States subsidiary; Portec Rail Nova Scotia Company, (formerly known as 3094497 Nova Scotia Company) our wholly-owned Canadian subsidiary, and Portec Rail Products (UK) Ltd., our wholly-owned United Kingdom subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.
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

Goodwill and Identifiable Intangible Assets
In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 ceases the amortization of goodwill and other intangible assets with indefinite useful lives. SFAS No. 142 also requires that these assets be reviewed for impairment at least annually. Intangible assets with definite lives will continue to be amortized over their estimated useful lives and will be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.
We adopted SFAS No. 142 effective January 1, 2002. We are required to test our goodwill for impairment using a two-step process described in SFAS No. 142 on an annual basis or whenever events or circumstances indicate that the fair value of our reporting units may have been affected. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We completed the transitional goodwill impairment test effective January 1, 2002 and determined no transition adjustment was required. We have established October 1st as our annual measurement date for impairment of goodwill. We completed the annual impairment test for 2005, 2004 and 2003, and determined that no impairment adjustment was required.
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
Foreign Currency Translation
The assets and liabilities of our foreign subsidiaries are measured using the local currency as the functional currency and are translated into U.S. dollars at exchange rates as of the balance sheet date. Income statement amounts are translated at the weighted-average rates of exchange during the year. The translation adjustment is accumulated as a separate component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in determining net income. Such amounts are not material.
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
Related Party Transactions
Related party transactions are conducted with companies under common control of our shareholders or directors. Transactions with related parties are not material.
Warranty Obligations
We record a liability for product warranty obligations based upon historical warranty claims experience. Product warranty accruals as of December 31, 2005 and 2004 are not material.
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
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires us to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Shipping and Handling
Shipping and handling costs that we incur are included in the cost of sales.
Financial Instruments
The carrying value of our financial instruments approximates their fair values.
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
In November 2004, the FASB issued SFAS No. 151, Inventory Costs — An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 requires that abnormal amounts of idle facility expense, freight and/or handling, and wasted materials (spoilage) be recognized as current-period charges. It also requires that allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Adoption of this Standard does not have a material effect on us.
In December 2004, the FASB issued an amendment to SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123R) which eliminates the ability to account for share-based compensation transactions using the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair value-based method. SFAS 123R will become effective for the Company January 1, 2006. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date as well as for the unvested portion of awards existing as of the effective date. The Company will adopt this Standard as of the required effective date. The cumulative effect of initially applying this Statement, if any, will be recognized as of the required effective date. We expect that the adoption of this Standard will not have a material effect on us.
Earnings Per Share
Basic earnings per share (EPS) are computed as net income available to common shareholders divided by the weighted average common shares outstanding. Diluted earnings per share considers the potential dilutive effects of any common stock equivalents. We did not have any common stock equivalents for the years ended December 31, 2005, 2004 and 2003.

	Years Ended December 31
	2005	2004	2003
	(Dollars in Thousands, Except Share and Per Share Data)
Net income available to common shareholders	$5,827	$4,073	$3,398
Basic common shares:
Weighted average shares outstanding	9,601,779	8,929,599	6,524,002
Diluted average shares outstanding	9,601,779	8,929,599	6,524,002
Basic and diluted earnings per share	$0.61	$0.46	$0.52
Reclassifications
Certain reclassifications have been made to the 2004 and 2003 financial statements to conform to the 2005 financial statement presentation. These reclassifications had no effect on net earnings.
Note 2: Acquisition of Salient Systems, Inc.
On September 30, 2004, we completed the acquisition of Salient Systems, Inc. (Salient Systems) by acquiring 100% of the outstanding shares of Salient Systems for a total purchase price of $14,052,000, including the initial purchase price at September 30, 2004 of $12,790,000, a subsequent working capital adjustment of $758,000, paid in November 2004, and direct cash acquisition costs of $504,000. The initial purchase price at September 30, 2004 of $12,790,000 consisted of $1,958,000 in cash, net of cash received of $2,526,000, the issuance of 933,274 shares of common stock valued at $7,186,000 and the issuance of promissory notes in the amounts of $1,120,000. The value of the 933,274 shares of common stock was determined based on our closing stock value on September 30, 2004 of $7.70 per share. In accordance with the merger agreement, in November 2004 we paid a working capital adjustment to the former Salient Systems’ shareholders in the amount of $758,000 which consisted of $303,000 in cash and the issuance of 50,503 shares of our common stock valued at $455,000. The value of the 50,503 shares of common stock was determined based on $9.00 per share, in accordance with the merger agreement. Salient Systems is operated under the RMP segment and its assets and liabilities are included in the RMP segment. The results of operations for Salient Systems have been included in the RMP segment and the consolidated financial statements since the date of acquisition.
In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, we accounted for the acquisition using the purchase method of accounting. Accordingly, the assets and liabilities from the acquisition of Salient Systems were adjusted to fair value at the date of the acquisition. In addition, all identified intangible assets were recorded at fair value and included as part of the net assets acquired. The fair values of intangible assets relating to the acquired technology were determined by an independent appraiser. The assets acquired included $13,376,000 of intangible assets other than goodwill. Of the $13,376,000 of acquired intangible assets, a value of $9,797,000 was assigned to the Wheel Impact Load Detector product technology and a value of $3,579,000 was assigned to the Railstress Monitor product technology. Due to the expectation that these acquired product technologies will continue to be enhanced, such that it is expected that some generation of this technology could be in use for as long as railroads operate, both of these identified intangible assets were recorded without determinable lives. Until some unidentified and unpredicted factor arises, the life of these intangible assets will continue to be indeterminable. As part of the transaction, we recorded $1,692,000 of goodwill, which represents the excess purchase price over the fair value of net assets acquired. We will not be able to deduct any costs associated with the total identifiable intangible assets and goodwill for tax purposes. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and identified intangible assets without determinable lives will not be amortized, but will be evaluated for impairment annually. All intangible assets resulting from the acquisition are included in the RMP segment.
In accordance with the terms of the merger agreement, we may be required to pay additional consideration, in the form of Portec Rail Products, Inc. common stock, based upon the profitability of Salient Systems for the years ended December 31, 2004, 2005 and 2006. Based on Salient Systems’ net income being below the threshold for an earn-out payment as defined in the merger agreement, no additional payments are due to former Salient Systems shareholders for 2004 or 2005. In accordance with SFAS No. 141, Business Combinations, the Company does not accrue contingent consideration obligations prior to the attainment of the business objectives being achieved as set forth in the business combination. At December 31, 2005, the maximum potential future consideration, to be resolved by December 31, 2006, is not determinable. Any such payments, if they are realized, would result in increases in goodwill.
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

Pro Forma Financial Information — Salient Systems Acquisition
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

	Years ended December 31
	2004	2003
	(Dollars in Thousands, Except Share
	and Per Share Data)
Pro forma net sales	$72,890	$62,168
Pro forma net income	5,012	4,575
Pro forma net income per basic and diluted share	$0.52	$0.61
Shares used for basic and diluted computation	9,585,445	7,457,336
Note 3: Acquisition of Kelsan Technologies Corp.
On November 30, 2004, we completed the acquisition of Kelsan Technologies Corp. (Kelsan) by acquiring 100% of the outstanding common and preferred shares of Kelsan for a total initial purchase price of $15,373,000, including estimated direct acquisition costs of $496,000. The final assessment of asset values resulted in additional acquisition costs in 2005 in the amount of $77,000. This increase in total purchase price was allocated directly to goodwill. The aggregate cash purchase price was $15,450,000, of which $14,877,000 was financed with a seven-year term loan with a Canadian financial institution. Portec Rail Nova Scotia Company, a wholly-owned subsidiary established in November 2004, is the borrower of the funds, and Portec Rail Products, Inc. is the sole guarantor of the term loan with substantially all of its United States assets pledged as collateral. Kelsan is operated under our Canada segment and all assets and liabilities are included in the Canada segment. The results of operations for Kelsan have been included in the Canada segment and the consolidated financial statements since the date of acquisition.
In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, we accounted for the acquisition using the purchase method of accounting. Accordingly, the assets and liabilities of Kelsan were adjusted to fair value at the date of the acquisition. In addition, all identified intangible assets were recorded at fair value and included as part of the net assets acquired. The fair value of intangible assets related to the acquired technologies was determined by an independent appraiser. The assets acquired included $10,895,000 of intangible assets other than goodwill. Of the $10,895,000 of acquired intangible assets, a value of $5,505,000 was assigned to their Stick friction modifier product technology which will be amortized on a straight-line basis over an estimated useful life of 15 years; a value of $5,178,000 was assigned to their Keltrack ® liquid friction modifier product technology, which will be amortized on a straight-line basis over an estimated useful life of 28 years; and $212,000 was assigned to patent costs and will be amortized on a straight-line basis over an estimated useful life of 2 to 5 years. As part of the transaction, we recorded $4,177,000 of goodwill, which represents the excess purchase price over the fair value of net assets acquired. Of the total identifiable intangible assets and goodwill, $212,000 is expected to be deductible for tax purposes. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and identified intangibles without determinable lives will not be amortized, but will be evaluated for impairment annually. All intangible assets resulting from the acquisition are included in the Canada segment.

The following summarizes the estimated fair values at the acquisition date:

November 30
2004
(In Thousands)
Cash and cash equivalents	$36
Accounts receivable, net	1,111
Inventories, net	1,269
Prepaid expenses and other current assets	325
Property, plant and equipment, net	444
Deferred income taxes (current and long-term)	2,125
Intangible assets	10,895
Goodwill	4,177

Total assets acquired	20,382

Current maturities of long-term debt	15
Accounts payable	593
Accrued income taxes	66
Customer deposits	7
Accrued compensation	118
Other accrued liabilities	366
Long-term debt, less current maturities	28
Deferred income taxes (current and long-term)	3,739

Total liabilities	4,932

Net assets acquired	$15,450

Pro Forma Financial Information — Kelsan Acquisition
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

	Years ended December 31
	2004	2003
	(Dollars in Thousands, Except Share and Per
	Share Data)
Pro forma net sales	$75,611	$61,546
Pro forma net income	4,073	2,874

Pro forma net income per basic and diluted share	$0.46	$0.44

Shares used for basic and diluted computation	8,929,599	6,524,002

Note 4: Accounts Receivable
Accounts receivable are presented net of an allowance for doubtful accounts. We generally do not require collateral for our trade accounts receivable. We continually evaluate our accounts receivable and adjust our allowance for doubtful accounts for changes in potential credit risk.
Accounts receivable consists of the following:

	December 31
	2005	2004
	(In Thousands)
Accounts receivable	$14,218	$12,602
Less allowance for doubtful accounts	20	150

Net accounts receivable	$14,198	$12,452

Note 5: Inventories
The major components of inventories are as follows:

	December 31
	2005	2004
	(In Thousands)
Raw materials	$8,764	$8,972
Work in process	284	357
Finished goods	11,592	9,822

	20,640	19,151
Less reserve for slow-moving and obsolete inventory	500	337

Net inventory	$20,140	$18,814

Note 6: Property, Plant and Equipment
Property, plant and equipment consists of the following:

	December 31
	2005	2004
	(In Thousands)
Land	$827	$1,054
Buildings and improvements	8,459	8,327
Machinery and equipment	9,863	9,532
Office furniture and equipment	2,692	3,061
Construction-in-progress	351	33

	22,192	22,007
Less accumulated depreciation	10,019	9,347

Net property and equipment	$12,173	$12,660

Total depreciation expense was approximately $1,765,000, $1,488,000 and $1,321,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 7: Goodwill and Intangible Assets
On September 30, 2004, we completed the acquisition of Salient Systems by acquiring 100% of their outstanding common shares (see Note 2). The assets acquired included $13,376,000 of intangible assets other than goodwill. Of the $13,376,000 of acquired intangible assets, a value of $9,797,000 was assigned to their Wheel Impact Load Detector product technology and a value of $3,579,000 was assigned to their Railstress Monitor product technology. Both of these identified intangibles were recorded with indefinite lives. As part of the transaction, we recorded $1,692,000 of goodwill, which represents the excess purchase price over the fair value of net assets acquired.
On November 30, 2004, we completed the acquisition of Kelsan by acquiring 100% of their outstanding common and preferred shares (see Note 3). The assets acquired included $10,895,000 of intangible assets, other than goodwill. Of the $10,895,000 of acquired intangible assets, a value of $5,505,000 was assigned to the Stick friction modifier product technology which will be amortized on a straight-line basis over an estimated useful life of 15 years; a value of $5,178,000 was assigned to the Keltrack ® liquid friction modifier product technology which will be amortized on a straight-line basis over an estimated useful life of 28 years, and $212,000 was assigned to patent costs which will be amortized on a straight-line basis over an estimated useful life of 2 to 5 years. The $4,100,000 of acquired goodwill represents the excess purchase price over the fair value of net assets acquired. The final assessment of asset values resulted in additional acquisition costs in 2005 in the amount of $77,000. This increase in purchase price was allocated directly to goodwill.
The changes in the carrying amounts of goodwill attributable to each segment at December 31, 2005 and 2004 are as follows:

	December 31,	Acquired	Foreign	December 31,
	2004	Goodwill	Exchange	2005
	(In Thousands)
RMP	$4,656	$—	$—	$4,656
SSD	265	—	—	265
Canada	4,494	77	137	4,708
United Kingdom	1,542	—	(163)	1,379

Total	$10,957	$77	$(26)	$11,008

	December 31,	Acquired	Foreign	December 31,
	2003	Goodwill	Exchange	2004
	(In Thousands)
RMP	$2,964	$1,692	$—	$4,656
SSD	265	—	—	265
Canada	440	4,100	(46)	4,494
United Kingdom	1,427	—	115	1,542

Total	$5,096	$5,792	$69	$10,957

     The carrying basis and accumulated amortization of definite lived intangible assets are as follows:

	December 31, 2005
	Amortization	Gross
	Period	Carrying	Accumulated	Net Carrying
	(in years)	Value	Amortization	Amount
	(In Thousands)
Amortizable intangible assets (Kelsan Acquisition):
Stick friction modifier product technology	15	$5,614	$(405)	$5,209
Keltrack® liquid friction modifier product technology	28	5,281	(204)	5,077
Patents	2 to 5	366	(81)	285
Deferred financing costs	5	83	(18)	65

Total		$11,344	$(708)	$10,636

	December 31, 2004
	Amortization	Gross
	Period	Carrying	Accumulated	Net Carrying
	(in years)	Value	Amortization	Amount
	(In Thousands)
Amortizable intangible assets (Kelsan Acquisition):
Stick friction modifier product technology	15	$5,442	$(30)	$5,412
Keltrack® liquid friction modifier product technology	28	5,120	(15)	5,105
Patents	2 to 5	218	(5)	213
Deferred financing costs	5	80	(1)	79

Total		$10,860	$(51)	$10,809

The carrying basis and accumulated amortization of indefinite lived intangible assets are as follows as of December 31, 2005 and December 31, 2004:

	Gross
	Carrying	Accumulated	Net Carrying
	Value	Amortization	Amount
	(In Thousands)
Unamortizable intangible assets (Salient Systems Acquisition):
Wheel Impact Load Detector technology	$9,797	—	$9,797
Railstress Monitor technology	3,579	—	3,579

Total	$13,376	$—	$13,376

No significant residual value is estimated for these intangible assets. The carrying amounts and accumulated amortization were impacted by foreign currency translation adjustments. Aggregated amortization expense for the years ended December 31, 2005 and 2004 totaled $631,000, and $52,000, respectively.

The following table represents the total estimated amortization of intangible assets for the five succeeding years:

Estimated Amortization
For the Year Ended December 31,	Expense
(In Thousands)
2006	$669
2007	659
2008	641
2009	620
2010	576
Note 8: Long-Term Debt
Long-term debt consists of the following:

	December 31
	2005	2004
	(In Thousands)
National City Bank Credit Facility: (a)
Term loan facility	$11,716	$14,710
Revolving credit facility — United States	—	—
Revolving credit facility — Canada	1,376	834

United Kingdom loans: (b)
Term loan	—	211
Property loan	—	137
Quodeck acquisition loan	—	320
Overdraft credit facility	—	—

Overdraft credit facility (Kelsan) (c)	—	325
Salient Systems promissory notes (d)	1,120	1,120
Capitalized lease obligations	37	62

	14,249	17,719
Less current maturities	3,847	3,611

	$10,402	$14,108

(a) National City Bank Credit Facility
On November 30, 2004, we entered into a $25.0 million term loan and revolving credit facility with National City Bank and its Canadian affiliate that provided acquisition financing in addition to supporting the working capital requirements of our United States business units and our Canadian operation near Montreal. Under this agreement, there were three separate borrowing components, a $7.0 million United States revolving credit facility, a $3.1 million ($3.75 million CDN) revolving credit facility for our Canadian operation near Montreal, and an outstanding term loan in the original amount of $14.9 million ($17.6 million CDN). In December 2005, we entered into a new agreement with National City Bank (Canada) for a $4.2 million ($5.0 million CDN) revolving credit facility for our Canadian operations that replaced the $3.1 million ($3.75 million CDN) revolving credit facility for our Canadian operation near Montreal and provides working capital financing for Kelsan.
As of December 31, 2005, we had the ability to borrow an additional $9.8 million under the U.S. and Canadian revolving credit facilities. The agreement contains financial covenants that require us to maintain a current ratio, cash flow coverage and leverage ratios, and minimum amounts of tangible net worth. This credit facility also limits capital expenditures, sales of assets and additional indebtedness. We were in compliance with all of these financial covenants as of December 31, 2005.
National City Bank (Canada) Term Loan Facility:
To finance the acquisition of Kelsan Technologies Corp., on November 30, 2004 we borrowed $14.9 million ($17.6 million CDN) under the term loan facility through Portec Rail Nova Scotia Company, a wholly-owned subsidiary of Portec Rail Products, Inc. Portec Rail Nova Scotia Company is the borrower of the funds under the credit agreement, and Portec Rail Products, Inc. is the sole guarantor of the term loan with substantially all of our United States assets pledged as collateral. Under this seven-year term loan, our monthly principal payments are approximately $181,000 ($210,050 CDN). We have the option to direct outstanding borrowings under a Canadian prime lending rate option, a Canadian Banker’s Acceptance Equivalent Note (“BA Note”) option, or utilize a combination of both of these options at our discretion. Interest rates under these options are the prevailing Canadian prime rate plus an applicable margin of .75% to 1.75% (prime rate option), or the BA Note interest rate plus an applicable margin of 1.75% to 2.75% (BA Note option). As of December 31, 2005, we had outstanding borrowings of $11.7 million ($13.6 million CDN) that were priced under the BA Note rate option at 5.50%. This term loan is scheduled to mature on November 30, 2011.
National City Bank — United States Revolving Credit Facility:
Under the U.S. revolving credit facility, we can borrow up to $7.0 million to support the working capital requirements of our United States operations. Prior to December 2005, outstanding borrowings under this revolving credit facility could be in an amount up to 80% of the outstanding eligible accounts receivable, plus 50% of the aggregate value of eligible inventory, plus 50% of the value of the outstanding net book value of property, plant and equipment. The interest rate on outstanding borrowings under this facility is the financial institution’s prime rate, which was 7.25% and 5.25% as of December 31, 2005 and 2004, respectively. As of December 31, 2005 and 2004, there were no outstanding borrowings under this facility. The Agreement also provides for standby and commercial letters of credit not to exceed $1.0 million. As of December 31, 2005, no standby or commercial letters of credit were issued. This credit facility expires on September 30, 2007.
In December 2005, this credit facility was modified to eliminate the percentage advances against eligible accounts receivable, inventory and property, plant and equipment. Additionally, a current ratio financial covenant was implemented effective December 31, 2005. We were in compliance with all financial covenants as of December 31, 2005.
National City Bank (Canada) — Canadian Revolving Credit Facility:
On November 30, 2004, we renewed our Canadian revolving credit facility to support the working capital requirements of our Canadian subsidiary near Montreal. Prior to December 2005, borrowings under this revolving credit facility could be in an amount up to 80% of the outstanding eligible accounts receivable plus 50% of the aggregate value of eligible inventory. Maximum borrowings under this facility were $3.1 million ($3.75 million CDN) and advances against eligible inventory were limited to $1.6 million ($1.875 million CDN). Borrowings on this facility accrued interest at 5.25% at December 31, 2004. Outstanding borrowings under this facility were $834,000 ($1.0 million CDN) at December 31, 2004.
In December 2005, we entered into a new agreement with National City Bank (Canada) for a $4.2 million ($5.0 million CDN) revolving credit facility that replaced the $3.1 million ($3.75 million CDN) revolving credit facility for our Canadian operation near Montreal and provides working capital financing for Kelsan. The interest rate is the Canadian prime rate plus 1.0%. Borrowings on this facility accrued interest at 6.0% at December 31, 2005. Outstanding borrowings under this facility were $1.4 million ($1.6 million CDN) at December 31, 2005.
(b) United Kingdom Loans
Term Loan:
In connection with a plant expansion, our United Kingdom subsidiary entered into a $466,000 (£300,000 pounds sterling) term loan with a financial institution in the United Kingdom. The interest rate was the financial institution’s base rate plus 2.25%. The term loan was repayable in equal monthly installments and had an original scheduled maturity date of July 31, 2010. This loan was repaid in full during March 2005.

Property Loan:
In connection with the acquisition of Conveyors International Ltd., Torvale Fisher Limited, a wholly-owned subsidiary of Portec Rail Products (UK) Ltd., entered into a property loan with a financial institution in the United Kingdom. This $664,000 (£400,000 pounds sterling) property loan was repayable in equal monthly installments and had an original scheduled maturity date of March 31, 2009. The interest rate was the financial institution’s base rate plus 2.25%. This loan was repaid in full during March 2005.
Quodeck Acquisition Loan:
In connection with the acquisition of the assets of Quodeck Ltd., our United Kingdom subsidiary entered into a $471,000 (£300,000 pounds sterling) term loan with a financial institution in the United Kingdom. The Quodeck acquisition loan was repayable in equal monthly installments beginning in September 2003 and had an original scheduled maturity date of September 10, 2006. The interest rate was the financial institution’s base rate plus 1.75%. This loan was repaid in full during April 2005.
Overdraft Credit Facility:
Our United Kingdom subsidiary has a $1.3 million (£750,000 pounds sterling) overdraft credit facility on its primary bank account with a financial institution in the United Kingdom to support its working capital requirements. The interest rate on the overdraft facility is the financial institution’s base rate plus 1.5%. For any borrowings in excess of $1.3 million (£750,000 pounds sterling) that the financial institution approves, the interest rate is the financial institution’s base rate plus 3.5%. This credit facility provides for an additional $662,000 (£385,000 pounds sterling) of availability for the issuance of performance bonds. This facility expires on April 17, 2006, and is collateralized by substantially all of the assets of Portec Rail Products (UK) Ltd. and its wholly-owned subsidiaries. There were no borrowings outstanding under this facility at December 31, 2005 or 2004; however, our availability under this credit facility was reduced due to outstanding performance bonds in the amount of $361,000 (£210,000 pounds sterling) as of December 31, 2005.
(c) Kelsan Working Capital Overdraft Credit Facility
Kelsan Technologies Corp., our Vancouver, Canada subsidiary, had a $1.3 million ($1.5 million CDN) overdraft credit facility with a local financial institution to support its working capital requirements, which was secured by a general security agreement granting a first security interest on the majority of Kelsan’s assets. At December 31, 2004, the outstanding balance on this credit facility was $325,000 ($390,000 CDN), and the interest rate was 5.5%.
In December 2005, in conjunction with the new National City Bank (Canada) revolving credit facility, this overdraft credit facility was terminated, and the outstanding balance was repaid to the local financial institution.
(d) Salient Systems Promissory Notes
In connection with the acquisition of Salient Systems on September 30, 2004, we executed two promissory notes. One promissory note was executed with Harold Harrison, the founder and former President and Chief Executive Officer of Salient Systems. This promissory note, in the aggregate principal amount of $1,064,000 is due to Mr. Harrison in four equal, annual installments of $266,000 beginning January 3, 2006 and ending January 3, 2009. A second promissory note was executed with Falls River Group, LLC, which acted as a financial advisor to Salient Systems. This promissory note, in the aggregate principal amount of $56,000 is due to Falls River Group, LLC in four equal, annual installments of $14,000 beginning January 3, 2006 and ending January 3, 2009. The unpaid principal balance of the promissory notes accrues interest at the prime rate as published in the Wall Street Journal. All accrued and unpaid interest is payable annually beginning January 3, 2006. The outstanding balance on the promissory notes accrued interest at 7.25% as of December 31, 2005. At December 31, 2005, we had accrued interest of $85,000 related to these promissory notes.

Future Maturities of Long-Term Debt
Future maturities of long-term debt are as follows:

(In Thousands)
2006	$3,847
2007	2,460
2008	2,449
2009	2,448
2010	2,168
Thereafter	877

Total	$14,249

Note 9: Retirement Plans
Defined Contribution Plans
We maintain a qualified defined contribution 401(k) plan covering substantially all United States employees. Under the terms of the plan, prior to January 1, 2004 we could contribute up to 30% of the first 6% of each employee’s contributed compensation. In August 2003, in conjunction with freezing our defined benefit pension plan, we amended the defined contribution plan for all United States employees by providing a non-elective Company contribution for all eligible employees and increasing our matching contribution that is tied to pre-tax profits of our United States divisions. Under the terms of the amendment, we may contribute 3% of each employee’s compensation as a non-elective contribution and may also contribute up to 50% of the first 6% of each employee’s compensation contributed to the plan as an annual profit sharing match. The effective date of the amendment was January 1, 2004. Total expense that we recorded for non-elective and matching contributions was approximately $290,000 and $239,000 for the years ended December 31, 2005, and 2004, respectively. Total expense that we recorded for matching contributions was $39,000 for the year ended December 31, 2003.
At our Canadian operation near Montreal, we also maintain a defined contribution plan covering all non-union employees. Under the terms of the Canadian plan, we may contribute 4% of each employee’s compensation as a non-elective contribution and may also contribute 30% of the first 6% of each employee’s compensation contributed to the plan. Total expense that we recorded for non-elective and matching contributions for the Canadian defined contribution plan was approximately $60,000, $53,000 and $45,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
We also maintain a defined contribution plan covering substantially all United Kingdom employees. Benefits under this plan are provided under no formal written agreement. Under the terms of the defined contribution plan, we may make non-elective contributions of between 3% and 7.5% of each employee’s compensation. There are no Company matching contributions. Total expense that we recorded for the United Kingdom defined contribution plan contributions was approximately $112,000, $89,000 and $60,000 for the years ended December 31, 2005 2004 and 2003, respectively.

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
United States Defined Benefit Pension Plan:
We maintain a noncontributory defined benefit plan that covers a significant number of our United States employees, former employees and retirees. For hourly employees, benefits under the plan are based on years of service. For salaried employees, benefits under the plan are based on years of service and the employee’s average compensation during defined periods of service. In August 2003, we amended our United States defined benefit pension plan by freezing the benefits accrued for all participants effective December 31, 2003, and preventing new enrollments after December 31, 2003. Our future net periodic pension cost and plan funding will be dependent upon the performance of plan assets. The loss on curtailment recognized during the period ended December 31, 2003, was approximately $47,000. Our funding policy is to make minimum annual contributions as required by applicable regulations. In February 2004, we made a required minimum contribution to this plan in the amount of $147,000. No minimum contribution was required by the plan for 2005.
United Kingdom Defined Benefit Pension Plans:
In September 2003, we amended the Portec Rail and Conveyors plans by freezing the benefits accrued for all participants effective December 31, 2003. Our future net periodic pension cost and plan funding will be dependent upon the performance of plan assets. Effective with this amendment, we will now be solely responsible for meeting the minimum funding requirements to maintain these plans. The unrecognized transition obligation for the Portec Rail plan of $459,000 and for the Conveyors plan of $85,000 will continue to be amortized over the average remaining service period of employees in the plan.
Portec Rail Products (UK) Limited Pension Plan (Portec Rail Plan):
We maintain a defined benefit pension plan in the United Kingdom, the Portec Rail Products (UK) Limited Pension Plan (Portec Rail plan). The Portec Rail plan covers some active employees, former employees and retirees, and has been frozen to new entrants since April 1, 1997. Benefits under the Portec Rail plan were based on years of service and eligible compensation during defined periods of service. Prior to 2004, our funding policy for the Portec Rail plan was to contribute approximately 10% of each active employee’s eligible compensation to the plan along with each active employee also contributing to the plan at 3% of eligible compensation. Beginning in 2004, our funding policy for the Portec Rail plan is to contribute the greater of either £12,000 pounds sterling ($22,000) per year or the minimum annual contribution required by applicable regulations. Our total contributions into the Portec Rail plan amounted to approximately $22,000, $41,000 and $90,000 for the years ended December 31, 2005, 2004 and 2003, respectively. We expect to contribute $22,000 (£12,000 pounds sterling) to the Portec Rail plan during 2006.
Conveyors International Limited Pension Plan (Conveyors Plan):
We also maintain the Conveyors International Limited Pension Plan (Conveyors plan), a defined benefit pension plan in the United Kingdom. After January 2002, the Conveyors plan covers only former employees. Benefits under the Conveyors plan were based on years of service and eligible compensation during defined periods of service. Our funding policy for the Conveyors plan is to make minimum annual contributions required by applicable regulations. No contributions were made to the Conveyors plan for the years ended December 31, 2005, 2004, and 2003. Our future net periodic pension cost and plan funding will be dependent upon the performance of plan assets. We do not expect to make any contributions to the Conveyors plan during 2006.
United States Defined Benefit Plan
We use a December 31 measurement date for the United States defined benefit pension plan. The funded status of our United States defined benefit pension plan is as follows for the periods ended:

	December 31
	2005	2004
	(In Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$8,831	$8,574
Interest cost	520	512
Actuarial loss	639	222
Benefits paid	(498)	(477)

Benefit obligation at end of year	9,492	8,831

Change in plan assets:
Fair value of plan assets at beginning of year	7,740	7,508
Actual return on plan assets	393	562
Employer contributions	—	147
Benefits paid	(498)	(477)

Fair value of plan assets at end of year	7,635	7,740

Funded status of the plan	(1,857)	(1,091)
Unrecognized net actuarial loss	3,096	2,218

Prepaid benefit cost	$1,239	$1,127

Accumulated Benefit Obligation	$9,492	$8,831
Amounts recognized in the balance sheets:
Accrued benefit liability	$(1,857)	$(1,091)
Accumulated other comprehensive loss	3,096	2,218

Net amount recognized at December 31	$1,239	$1,127

The weighted average assumptions used to determine the benefit obligation are as follows for the periods ended:

	December 31
	2005	2004

Discount rate	5.75%	5.90%
Rate of compensation increase	N/A	N/A
The weighted-average assumptions used for determining net periodic pension cost are as follows for the periods ended:

	December 31
	2005	2004	2003

Discount rate	5.75%	5.90%	6.25%
Expected return on plan assets	8.25%	8.25%	8.25%

The components of net periodic pension (benefit) cost for the years ended December 31, 2005, 2004 and 2003 were:

	December 31
	2005	2004	2003
	(In Thousands)
Service cost	$—	$—	$194
Interest cost	520	512	565
Expected return on plan assets	(681)	(712)	(767)
Amortization of transition and prior service cost	49	—	3
Effect of curtailment	—	—	47

Pension (benefit) cost	$(112)	$(200)	$42

We have estimated the long-term rate of return on plan assets based primarily on historical returns on plan assets, adjusted for changes in target portfolio allocations and recent changes in long-term interest rates based on publicly available information.
Plan assets are held by a trust company as trustee, which invests the plan assets in accordance with the provisions of the trust agreement and investment objective guidelines. These plan documents permit investment in cash/money market funds, U.S. fixed income securities and equity securities, based on certain target allocation percentages.
Asset allocation is primarily based on a strategy to provide stable earnings while still permitting the plan to recognize potentially higher returns through investment in equity securities within the prescribed guidelines. The target asset allocation percentages for 2005 and 2004 are as follows:

Pension Assets
Cash/money market funds	0 — 10%
U.S. fixed income securities	20 — 40%
Equity securities	60 — 80%
Plan assets are re-balanced at least quarterly. At December 31, 2005 and 2004, plan assets by category are as follows:

	2005	2004

Cash/money market funds	4%	3%
U.S. fixed income securities	25	27
Equity securities	71	70

	100%	100%

The following estimated future benefit payments are expected to be paid, under the United States defined benefit pension plan:

Pension Benefits
(In Thousands)
2006	$520
2007	539
2008	574
2009	589
2010	589
2011 — 2015	2,959

United Kingdom Defined Benefit Pension Plans
We use an October 31 measurement date for the United Kingdom defined benefit pension plans. The funded status of our United Kingdom defined benefit pension plans is as follows for the years ended December 31:

	Portec Rail	Conveyors	Portec Rail	Conveyors
	Plan	Plan	Plan	Plan
	2005	2005	2004	2004
	(In Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$5,878	$806	$4,492	$659
Service cost	—	—	28	—
Interest cost	310	53	273	40
Actuarial loss	347	122	805	51
Benefits paid	(138)	—	(117)	—
Transfer of benefits	(343)	343	—	—
Foreign currency translation adjustments	(616)	(110)	397	56

Benefit obligation at end of year	5,438	1,214	5,878	806

Change in plan assets:
Fair value of plan assets at beginning of year	3,917	945	3,422	821
Actual return on plan assets	596	57	292	57
Employer contributions	22	—	41	—
Benefits paid	(144)	—	(117)	—
Transfer of assets	63	(63)	—	—
Foreign currency translation adjustments	(432)	(97)	279	67

Fair value of plan assets at end of year	4,022	842	3,917	945

Funded status of the plan	(1,416)	(372)	(1,961)	139
Unrecognized net actuarial loss	2,234	694	2,998	190
Unrecognized transition obligation	(459)	(85)	(568)	(106)

Prepaid benefit cost	$359	$237	$469	$223

Accumulated Benefit Obligation	$5,438	$1,214	$5,878	$806

Amounts recognized in the balance sheets:
Prepaid benefit cost	$—	$237	$—	$223
Accrued benefit liability	(1,416)	—	(1,961)	—
Accumulated other comprehensive loss	1,775	—	2,430	—

Net amount recognized at December 31	$359	$237	$469	$223

The weighted-average assumptions used to determine the benefit obligation are as follows for the periods ended:

	December 31
	2005	2004

Discount rate	5.00%	5.65%
Rate of compensation increase	N/A	N/A
The weighted-average assumptions used for determining net periodic pension cost are as follows for the years ended December 31:

	December 31
	2005	2004	2003
Discount rate	5.00%	5.65%	5.75%
Expected return on plan assets	7.35%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A
The components of net periodic pension cost (benefit) are as follows for the years ended December 31:

	Portec Rail	Conveyors	Portec Rail	Conveyors	Portec Rail	Conveyors
	Plan	Plan	Plan	Plan	Plan	Plan
	2005	2005	2004	2004	2003	2003
			(In Thousands)

Service cost	$—	$—	$28	$—	$103	$—
Less employee contributions	—	—	—	—	(29)	—
Interest cost	310	53	273	40	183	42
Expected return on plan assets	(291)	(69)	(288)	(68)	(202)	(54)
Amortization of transition amount	(54)	(10)	(55)	(10)	(49)	(9)
Amortization of unrecognized loss (gain)	121	(12)	76	(10)	28	(5)

Pension cost (benefit)	$86	$(38)	$34	$(48)	$34	$(26)

We have estimated the long-term rate of return on plan assets based primarily on historical returns on plan assets, adjusted for changes in target portfolio allocations and recent changes in long-term interest rates based on publicly available information.
Plan assets invested by the Trustees in accordance with a written Statement of Investment Principles. This statement permits investment in equities, corporate bonds, United Kingdom government securities, commercial property and cash, based on certain target allocation percentages.
Asset allocation is primarily based on a strategy to provide steady growth without undue fluctuations. The target asset allocation percentages for 2005 and 2004 are as follows:

	Portec Rail	Conveyors
	Plan	Plan
Equity securities	Up to 100%	Up to 100%
Commercial property	Not to exceed 50%	Not to exceed 50%
U.K. Government securities	Not to exceed 50%	Not to exceed 50%
Cash	Up to 100%	Up to 100%
The plan assets by category for the years ended December 31, 2005 and 2004 are as follows:

	Portec Rail	Conveyors	Portec Rail	Conveyors
	Plan	Plan	Plan	Plan
	2005	2005	2004	2004

Equity securities	34%	23%	66%	20%
Corporate Bonds	—	—	11	35
Commercial property	23	39	10	42
U.K. Government securities	31	38	13	—
Cash	12	—	—	3

	100%	100%	100%	100%

The following estimated future benefit payments are expected to be paid, under the United Kingdom defined benefit plans:

	Portec Rail	Conveyors
	Plan	Plan
	(In Thousands)
2006	$95	$19
2007	108	28
2008	117	28
2009	138	28
2010	163	28
2011 – 2015	1,125	146
Note 10: Accumulated Other Comprehensive Loss

			Accumulated
	Currency	Minimum	Other
	Translation	Pension	Comprehensive
	Adjustment	Liability	Income (Loss)
		(In Thousands)

Balance at January 1, 2003	$(372)	$(1,616)	$(1,988)
Net change	1,198	(577)	621

Balance at December 31, 2003	826	(2,193)	(1,367)
Net change	880	(882)	(2)

Balance at December 31, 2004	1,706	(3,075)	(1,369)
Net change	(320)	(87)	(407)

Balance at December 31, 2005	$1,386	$(3,162)	$(1,776)

The income tax benefit (expense) associated with the currency translation adjustment included in accumulated other comprehensive income for other non-U.S. subsidiaries was approximately $(850,000), $(1,046,000) and $(506,000) at December 31, 2005, 2004 and 2003, respectively. The income tax benefit associated with the minimum pension liability included in accumulated other comprehensive income was approximately $1,709,000, $1,572,000 and $1,151,000 at December 31, 2005, 2004 and 2003, respectively.
Note 11: Income Taxes
Income tax expense consists of the following:

	Years Ended December 31
	2005	2004	2003
		(In Thousands)
Income taxes:
Current:
Federal	$1,270	$737	$825
State	279	158	154
Foreign	839	690	799

	2,388	1,585	1,778

Deferred:
Federal	70	356	31
State	(66)	63	5
Foreign	(104)	(1)	(30)

	(100)	418	6

Total	$2,288	$2,003	$1,784

A reconciliation of U.S. income tax computed at the statutory rate and actual expense is as follows:

	Years Ended December 31
	2005	2004	2003
	(In Thousands)
Amount computed at statutory rate	$2,759	$2,066	$1,762
State and local taxes less applicable federal income tax	140	146	107
Incremental tax on foreign operations	(568)	(109)	(72)
Effect of foreign tax credit expirations	—	84	—
Decrease in valuation reserve	(111)	(84)	—
Other	68	(100)	(13)

Total	$2,288	$2,003	$1,784

The components of the net deferred tax assets and liabilities are as follows:

	December 31
	2005	2004
	(In Thousands)
Deferred tax liabilities:
Property and equipment	$1,029	$1,097
Goodwill and intangible assets	9,440	9,457
Long-term contracts	10	287
Unrepatriated earnings of foreign subsidiary	527	—
Foreign currency translation	850	1,046
Other	153	119

Total deferred tax liabilities	12,009	12,006

Deferred tax assets:
Minimum pension liability	1,709	1,572
Inventory reserves	73	86
Accrued expenses	205	86
Accounts receivable	8	52
Uniform capitalization	239	202
Foreign tax credit carryforward	185	201
Foreign operating losses and research expenditures	1,791	1,737
Other	51	54

Total deferred tax assets	4,261	3,990
Valuation allowance	—	(111)

Net deferred tax assets	4,261	3,879

Net deferred tax liabilities	$7,748	$8,127

The above net deferred tax liability is presented on the balance sheet as follows:

	December 31
	2005	2004
	(In Thousands)
Deferred tax asset – current	$808	$762
Deferred tax liability – long-term	8,556	8,889

Net deferred tax liability	$7,748	$8,127

Our foreign tax credit carry forwards expire from 2010 to 2014. At December 31, 2005 and 2004, we had approximately $1,195,000 and $1,049,000, respectively, of net deferred tax liabilities located outside of the United States.
As result of the November 30, 2004 Kelsan acquisition, at December 31, 2005, we have approximately $3,434,000 of non-capital losses for income tax purposes, which are only available to offset the taxable income of Kelsan in future years. These losses expire as follows:

(In Thousands)
2007	$488
2008	555
2012	2,391

Total	$3,434

In addition, as a result of the Kelsan acquisition, we have approximately $1,611,000 of scientific research and development expenditures available for unlimited carry forward to offset the taxable income of Kelsan in future years.
Note 12: Commitments and Contingencies
Lease Commitments
We lease certain facilities, automobiles and office equipment. These leases are subject to renewal options for varying periods. Future minimum payments under noncancelable operating leases with initial or remaining terms of one year or more consist of the following:

(In Thousands)
2006	$1,100
2007	950
2008	441
2009	318
2010	155
Thereafter	657

Total minimum lease payments	$3,621

Operating lease expense under such arrangements was approximately $1,133,000, $860,000 and $785,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
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

Commitments
During the third quarter of 2005, we obtained Board of Director approval to purchase and install an induction furnace for our Canadian manufacturing operation near Montreal. We anticipate that this new electric furnace will reduce our operating costs, modernize our operations and improve the plant’s air quality, while improving our overall performance. The estimated cost of this project is $900,000 and the anticipated completion date is the second quarter of 2006. As of December 31, 2005, we had issued $480,000 of purchase orders for this project, and had approximately $230,000 of construction-in-progress for equipment received to date.
Note 13: Segments, Geographic and Major Customer Financial Information
Segments
We operate four business segments consisting of Railway Maintenance Products Division (RMP), Shipping Systems Division (SSD), Portec Rail Nova Scotia Company (Canada) and Portec Rail Products (UK) Ltd. (United Kingdom), along with a corporate functional shared service. The presentation of segment information reflects the manner in which we organize and manage our segments by geographic areas for making operating decisions, assessing performance and allocating resources. Intersegment sales are accounted for at arm’s-length prices, reflecting prevailing market conditions within the United States, Canada and the United Kingdom. Such sales and associated costs are eliminated in the consolidated financial statements. With the acquisition of Salient Systems on September 30, 2004 this business unit is operated under the RMP segment and all assets and liabilities of Salient Systems are included in the RMP segment. The results of operations for Salient Systems have been included in the RMP segment and the consolidated financial statements since the September 30, 2004 acquisition date. In conjunction with the Kelsan acquisition, we established a new Canadian subsidiary, Portec Rail Nova Scotia Company, and transferred ownership of Portec, Rail Products Ltd. to Portec Rail Nova Scotia Company. This new Canadian subsidiary was established to provide a legal structure for our Canadian entities that would provide the most advantageous tax benefits under both Canadian and United States income tax laws. With the acquisition of Kelsan on November 30, 2004, this business unit is operated under our Canadian segment and all assets and liabilities of Kelsan are included in the Canada segment. The results of operations for Kelsan have been included in the Canada segment and the consolidated financial statements since the November 30, 2004 acquisition date.
Railway Maintenance Products Division (RMP) Our RMP segment manufactures and assembles track components and related products, friction management products, railway wayside data collection and data management systems and provides services to railroads, transit systems and railroad contractors. RMP is also a distributor and reseller of purchased track components and lubricants manufactured by third parties. The manufactured and assembled track component and friction management products consist primarily of standard and insulated rail joints, friction management systems, and wayside data collection and data management systems. The purchased and distributed products consist primarily of various lubricants. The friction management products are aimed at rail customers to help them achieve cost savings primarily through reduced rail wear, wheel wear and fuel usage in order to be more competitive. The manufactured and assembled track components, such as rail joints, are used for rail replacement or repair.
Shipping Systems Division (SSD) Our SSD segment engineers and sells securement systems primarily to the railroad freight car market. These systems are used to secure a wide variety of products and lading onto freight cars. Most of the assembly work for SSD is performed at RMP’s Huntington, West Virginia manufacturing plant, although some manufacturing is subcontracted to independent third parties.
Portec Rail Nova Scotia Company (Canada) Our Montreal operation manufactures rail anchors and rail spikes and assembles friction management products, primarily for the two largest Canadian railroads. Rail anchors and rail spikes are devices to secure rails to the ties to restrain the movement of the rail. In addition, the Canada segment includes Kelsan, located in Vancouver, British Columbia. Through its technology and manufacturing facility in Vancouver, Kelsan engineers and manufactures stick friction modifiers and related application systems. The manufacturing process for the production of Kelsan’s liquid friction modifier, Keltrack®, is subcontracted to an independent contractor. Friction modifiers are water-based liquids that contain a suspension of active friction modifier materials that help reduce friction and noise while being applied on top of the rail without impacting a train’s braking or traction capabilities. The friction management products are aimed at our rail customers to help them achieve cost savings primarily through reduced rail wear, wheel wear and fuel usage in order to be more competitive.

Portec Rail Products (UK) Ltd. (United Kingdom) Our United Kingdom segment operates and serves customers in two markets. In the rail market, the major product line is friction management products and services that primarily serve the United Kingdom passenger rail network. In the material handling market, the major product lines are overhead and floor conveyor systems and racking and mezzanine flooring systems. The end users of the material handling products are primarily United Kingdom-based customers in the manufacturing, distribution, garment and food industries.

	Years Ended December 31
	2005	2004	2003
	(In Thousands)
External Sales
RMP	$45,026	$34,593	$27,825
SSD	5,827	4,675	4,323
Canada	26,176	15,363	12,135
United Kingdom	13,764	14,806	13,281

Total	$90,793	$69,437	$57,564

Intersegment Sales
RMP	$2,299	$1,404	$1,473
SSD	12	—	7
Canada	4,471	2,085	2,011
United Kingdom	61	31	60

Total	$6,843	$3,520	$3,551

Total Sales
RMP	$47,325	$35,997	$29,298
SSD	5,839	4,675	4,330
Canada	30,647	17,448	14,146
United Kingdom	13,825	14,837	13,341

Total	$97,636	$72,957	$61,115

Operating Income (Loss) (A)
RMP	$6,737	$5,174	$4,040
SSD	958	674	514
Canada	3,228	1,772	1,879
United Kingdom	918	740	742
Corporate	(2,622)	(2,106)	(1,555)

Total	9,219	6,254	5,620

Interest Expense	856	203	353
Other Expense (Income), net	248	(25)	85

Income Before Income Taxes	$8,115	$6,076	$5,182

(A)	– Operating Income (Loss) for the years ended December 31, 2005, 2004 and 2003 includes adjustments for the reclassification of one professional and two executive employees’ salary and benefit expenses to be consistent with the allocation of these expenses during 2005. Beginning in April 2005, Corporate shared services began to absorb the salaries, benefits and business travel expenses for these employees due to internal promotions and new responsibilities. The effects of these adjustments on total Operating Income are zero; however, the effects on Operating Income (Loss) by business segment is as follows:

	Years Ended December 31
	2005	2004	2003
		(In Thousands)
Effect on Operating Income (Loss)
RMP	$59	$303	$264
Canada	31	122	112
Corporate	(90)	(425)	(376)

Total	$—	$—	$—

	Years Ended December 31
	2005	2004	2003
	(In Thousands)
Depreciation and Amortization
RMP	$735	$682	$618
SSD	13	11	12
Canada	1,169	416	310
United Kingdom	478	489	455
Corporate	69	6	4

Total	$2,464	$1,604	$1,399

Total Assets (B)
RMP	$42,531	$40,060	$17,462
SSD	2,007	1,699	1,525
Canada	32,040	30,640	10,194
United Kingdom	11,503	12,396	9,577
Corporate	788	3,830	1,629

Total	$88,869	$88,625	$40,387

Capital Expenditures
RMP	$669	$470	$508
SSD	41	25	28
Canada	543	483	76
United Kingdom	244	64	73
Corporate	253	14	—

Total	$1,750	$1,056	$685

(B)	– Effective December 31, 2005 the assets of Kelsan Europe (formerly part of the Canada segment) were sold to Portec Rail Products (UK) Ltd. (United Kingdom segment). Total Assets as of December 31, 2004 includes an adjustment for $1,864,000 to reclassify the total assets of Kelsan Europe from the Canada segment to the United Kingdom segment. The net effect of the adjustment is zero.
Major Customers
Our largest customers are North American Class I railroads. Our products are also sold to a variety of regional and short-line railroads, rail transit systems, and original equipment manufacturers for the material handling market in the United Kingdom. Our two largest customers represented approximately 23%, 21% and 24% of our sales for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004, our two largest customers represented approximately 14% and 10%, respectively, of our total accounts receivable.

Note 14: Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in Thousands, Except Per Share Data)
2005
Revenue	$20,821	$24,086	$24,191	$21,695
Gross Profit	6,522	7,775	7,855	7,406
Net Income	1,005	1,708	1,713	1,401
Earnings per Share:
Basic and Diluted	$.10	$.18	$.18	$.15

2004
Revenue	$15,193	$18,513	$17,023	$18,708
Gross Profit	3,871	5,430	4,488	5,928
Net Income	657	1,464	976	976
Earnings per Share:
Basic and Diluted	$.08	$.17	$.11	$.10

2003
Revenue	$14,130	$17,696	$12,911	$12,827
Gross Profit	4,159	4,971	3,854	3,594
Net Income	818	1,292	750	538
Earnings per Share:
Basic and Diluted	$.13	$.20	$.11	$.08
The above unaudited financial information reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of the respective interim periods.
Note 15: Financial Instruments
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
Interest Rate Risk
We have $14.2 million of debt as of December 31, 2005. Most of this debt is variable rate and adjusts based upon an underlying index such as LIBOR or Bankers Acceptance Notes.
Note 16: Certain Significant Estimates
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
Note 17: Subsequent Events
On January 4, 2006, our United Kingdom subsidiary, Portec Rail Products (UK) Ltd. acquired certain assets of Kaybe (Conveyors) Ltd. for approximately $115,000 (£65,000 pounds sterling). These assets included inventory, the Kaybe name and the customer list. This acquisition is accounted for under the purchase method of accounting and the purchase price will be allocated to assets acquired.

Report of Independent Registered Public Accounting Firm
To the Audit Committee, Board of Directors and Shareholders
Portec Rail Products, Inc.
Pittsburgh, Pennsylvania
We have audited the accompanying consolidated balance sheets of Portec Rail Products, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Portec Rail Products, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
February 10, 2006
Evansville, Indiana

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year covered by this annual report (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information required by this Item is incorporated herein by reference is the information set forth under the caption “Election of Directors” in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2005 (“2006 Proxy Statement”).
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this Item is incorporated herein by reference to the information set forth under the caption “Election of Directors” in the 2006 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this Item is incorporated herein by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners” and certain information regarding stock ownership under the caption “Election of Directors” in the 2006 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required by this Item is incorporated herein by reference to the information set forth under the caption “Election of Directors” in the 2006 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this Item is incorporated herein by reference to the information with respect to principal accountant fees and services set forth under the caption “Ratification of Appointment of Auditors” in the 2006 Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:
     (a)(1) Financial Statements
•	Consolidated Balance Sheets, December 31, 2005 and 2004

•	Consolidated Statements of Income, Years Ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Shareholders’ Equity, Years Ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Cash Flows, Years Ended December 31, 2005, 2004 and 2003

•	Notes to Consolidated Financial Statements.

•	Report of Independent Registered Public Accounting Firm
     (a)(2) Financial Statement Schedules
No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.
     (a)(3) Exhibits
3.1	Articles of Incorporation of Portec Rail Products, Inc., as amended*

3.2	Bylaws of Portec Rail Products, Inc.*

4	Form of Common Stock Certificate*

14	Code of Ethics**

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 under the Securities Act of 1933, filed with the SEC on November 6, 2003, as amended (Registration No. 333-110288).

**	Incorporated by reference to previously filed Form 10-K for the year ended December 31, 2003.
(b)	The exhibits listed under (a)(3) above are filed herewith.

(c)	Not applicable.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTEC RAIL PRODUCTS, INC.

Date: March 30, 2006	By:	/s/ John S. Cooper

John S. Cooper, President and Chief Executive
Officer (Duly Authorized Representative)
     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John S. Cooper	By:	/s/ John N. Pesarsick

	John S. Cooper, President, Chief Executive Officer		John N. Pesarsick, Corporate Controller
	and Director (Principal Executive Officer)		(Principal Financial and Accounting Officer)

	Date: March 30, 2006		Date: March 30, 2006

By:	/s/ Marshall T. Reynolds	By:	/s/ Douglas V. Reynolds

	Marshall T. Reynolds, Chairman of the Board		Douglas V. Reynolds, Director

	Date: March 30, 2006		Date: March 30, 2006

By:	/s/ Carl M. Callaway	By:	/s/ Neal W. Scaggs

	Carl M. Callaway, Director		Neal W. Scaggs, Director

	Date: March 30, 2006		Date: March 30, 2006

By:	/s/ Philip E. Cline	By:	/s/ Philip Todd Shell

	Philip E. Cline, Director		Philip Todd Shell, Director

	Date: March 30, 2006		Date: March 30, 2006

By:	/s/ Daniel P. Harrington	By:	/s/ Kirby J. Taylor

	Daniel P. Harrington, Director		Kirby J. Taylor, Director

	Date: March 30, 2006		Date: March 30, 2006

By:	/s/ A. Michael Perry	By:	/s/ Thomas W. Wright

	A. Michael Perry, Director		Thomas W. Wright, Director

	Date: March 30, 2006		Date: March 30, 2006

EXHIBIT INDEX

3.1	Articles of Incorporation of Portec Rail Products, Inc.*

3.2	Bylaws of Portec Rail Products, Inc.*

4	Form of Common Stock Certificate*

14	Code of Ethics**

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 under the Securities Act of 1933, filed with the SEC on November 6, 2003 (Registration No. 333-110288).

**	Incorporated by reference to previously filed Form 10-K for the year ended December 31, 2003.