Form 10-Q
period 2006-03-31
PORTEC RAIL PRODUCTS INC
filed 2006-05-12
CIK 1263074

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                                          to
Commission File Number: 000-50543
PORTEC RAIL PRODUCTS, INC.
(Exact Name of Registrant as Specified in its Charter)

West Virginia	55-0755271

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

900 Old Freeport Road, Pittsburgh, Pennsylvania	15238-8250

(Address of Principal Executive Offices)	(Zip Code)
(412) 782-6000

(Registrant’s Telephone Number)

(Former Name, Former Address and Former Fiscal Year, if changed since last report)
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of April 30, 2006, there were 9,601,779 shares issued and outstanding of the Registrant’s Common Stock.

PORTEC RAIL PRODUCTS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Portec Rail Products, Inc.
Condensed Consolidated Balance Sheets

	March 31	December 31
	2006	2005
	(Unaudited)	(Audited)
	(In Thousands)
Assets
Current assets
Cash and cash equivalents	$1,192	$5,367
Accounts receivable, net	16,381	14,198
Inventories, net	21,625	20,140
Prepaid expenses and other current assets	2,087	845
Deferred income taxes	806	808

Total current assets	$42,091	$41,358

Property, plant and equipment, net of accumulated depreciation of $10,487 and $10,019 at March 31, 2006 and December 31, 2005, respectively	12,206	12,173
Intangible assets, net of accumulated amortization of $872 and $708 at March 31, 2006 and December 31, 2005, respectively	23,839	24,012
Goodwill	11,002	11,008
Other assets	360	318

Total assets	$89,498	$88,869

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$5,158	$3,847
Accounts payable	6,890	5,774
Accrued income taxes	665	813
Customer deposits	1,441	1,401
Accrued compensation	672	2,231
Other accrued liabilities	2,281	1,877

Total current liabilities	17,107	15,943

Long-term debt, less current maturities	9,533	10,402
Accrued pension costs	3,047	3,036
Deferred income taxes	8,414	8,556
Other long-term liabilities	490	484

Total liabilities	38,591	38,421

Commitments and Contingencies	—	—

Shareholders’ equity:
Common stock, $1 par value, 50,000,000 shares authorized, 9,601,779 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	9,602	9,602
Additional paid-in capital	25,290	25,290
Retained earnings	17,789	17,332
Accumulated other comprehensive loss	(1,774)	(1,776)

Total shareholders’ equity	50,907	50,448

Total liabilities and shareholders’ equity	$89,498	$88,869

See Notes to Condensed Consolidated Financial Statements

Portec Rail Products, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31
	2006	2005
	(Dollars in Thousands, Except Per Share Data)
Net sales	$23,115	$20,821
Cost of sales	16,276	14,299

Gross profit	6,839	6,522

Selling, general and administrative	5,034	4,695
Amortization expense	170	166

Operating income	1,635	1,661

Interest expense	209	263
Other income, net	(2)	(71)

Income before income taxes	1,428	1,469
Provision for income taxes	395	464

Net income	$1,033	$1,005

Earnings per share
Basic and diluted	$0.11	$0.10

Weighted average shares outstanding
Basic and diluted	9,601,779	9,601,779

Dividends per share	$0.06	$0.05
See Notes to Condensed Consolidated Financial Statements

Portec Rail Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31
	2006	2005
	(In Thousands)
Operating Activities
Net income	$1,033	$1,005
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	461	414
Amortization expense	170	167
Provision for doubtful accounts	27	—
Changes in operating assets and liabilities:
Accounts receivable	(2,390)	(1,397)
Inventories	(1,501)	997
Prepaid expenses and other current assets	(1,134)	(1,145)
Accounts payable	1,280	(1,080)
Accrued income taxes	(485)	310
Accrued expenses	(1,129)	(1,413)

Net cash used in operating activities	(3,668)	(2,142)

Investing Activities
Purchases of property, plant and equipment	(489)	(284)

Net cash used in investing activities	(489)	(284)

Financing Activities
Net increase in revolving credit agreements	1,350	1,168
Principal payments on bank term loans	(549)	(906)
Principal payments on promissory notes	(280)	—
Principal payments on capital leases	(6)	(8)
Cash dividends paid to shareholders	(576)	(480)

Net cash used in financing activities	(61)	(226)

Effect of exchange rate changes on cash and cash equivalents	43	(1)

Decrease in cash and cash equivalents	(4,175)	(2,652)
Cash and cash equivalents at beginning of period	5,367	7,749

Cash and cash equivalents at end of period	$1,192	$5,097

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:
Interest	$279	$433

Income taxes	$698	$241

See Notes to Condensed Consolidated Financial Statements

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1: Organization
Portec Rail Products, Inc. (sometimes herein referred to as “we”, “our”, “us”, the “Company”, or “Portec Rail Products”) was incorporated in West Virginia in 1997. We manufacture, supply and distribute a broad range of rail products, including rail joints, rail anchors, rail spikes, railway friction management products and systems, railway wayside data collection and data management systems and freight car securement devices. We also manufacture material handling equipment through our United Kingdom operation. We serve both the domestic and international markets. Our five manufacturing facilities are located in Huntington, West Virginia; St. Jean, Quebec, Canada; Vancouver, British Columbia, Canada; Wrexham, Wales, United Kingdom; and Leicester, England, United Kingdom. We also have an engineering and assembly facility located in Dublin, Ohio, a distribution facility in Stone, England, United Kingdom, and have offices near Chicago, Illinois; Montreal, Quebec, Canada, and Birmingham, England, United Kingdom. Our corporate headquarters is located near Pittsburgh, Pennsylvania.
Note 2: Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Portec Rail Products, Inc.; Salient Systems, Inc. (Salient Systems), our wholly-owned United States subsidiary; Portec Rail Nova Scotia Company, our wholly-owned Canadian subsidiary (Canada); and Portec Rail Products (UK) Ltd., our wholly-owned United Kingdom subsidiary (United Kingdom). All significant intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, we believe that the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the 2005 Annual Report on Form 10-K. The balance sheet information as of December 31, 2005 was derived from our audited balance sheet included in our 2005 Annual Report on Form 10-K. Unless otherwise indicated, all dollar amounts are in U.S. dollars. Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on net earnings.
Note 3: Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for all inventories. Inventory costs include material, labor and manufacturing overhead.
The major components of inventories are as follows:

	March 31	December 31
	2006	2005
	(In Thousands)
Raw materials	$8,531	$8,764
Work in process	919	284
Finished goods	12,430	11,592

	21,880	20,640
Less reserve for slow-moving and obsolete inventory	255	500

Net inventory	$21,625	$20,140

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4: Long-Term Debt
Long-term debt consists of the following:

	March 31	December 31
	2006	2005
	(In Thousands)
National City Bank Credit Facility: (a)
Term loan facility	$11,123	$11,716
Revolving credit facility – United States	—	—
Revolving credit facility – Canada	2,697	1,376

United Kingdom overdraft credit facility (b)	—	—
Salient Systems promissory notes (c)	840	1,120
Capitalized lease obligations	31	37

	14,691	14,249
Less current maturities	5,158	3,847

	$9,533	$10,402

(a) National City Bank Credit Facility
Our credit facility with National City Bank and its Canadian affiliate is a $25.0 million term loan and revolving credit facility that provided financing for the acquisition of Kelsan Technologies Corp. (Kelsan) in November 2004, in addition to supporting the working capital requirements of our United States business units and our Canadian operation near Montreal. Prior to December 2005, there were three separate borrowing components, 1) a $7.0 million United States revolving credit facility; 2) a $3.1 million ($3.75 million CDN) revolving credit facility for our Canadian operation near Montreal, and 3) an outstanding term loan in the original amount of $14.9 million ($17.6 million CDN). In December 2005, we entered into a new agreement with National City Bank (Canada) for a $4.2 million ($5.0 million CDN) revolving credit facility for our Canadian operations that replaced the $3.1 million ($3.75 million CDN) revolving credit facility for our Canadian operation near Montreal and provides working capital financing for Kelsan. As of March 31, 2006, we had the ability to borrow an additional $8.5 million under the U.S. and Canadian revolving credit facilities.
This agreement contains certain financial covenants that require us to maintain a current ratio, cash flow coverage and leverage ratios, and to maintain minimum amounts of tangible net worth. This credit facility further limits capital expenditures, sales of assets, and additional indebtedness. We were in compliance with all financial covenants as of March 31, 2006.
National City Bank (Canada) Term Loan Facility:
To finance the acquisition of Kelsan on November 30, 2004, we borrowed $14.9 million ($17.6 million CDN) under the term loan facility through Portec Rail Nova Scotia Company, a wholly-owned subsidiary of Portec Rail Products, Inc. Portec Rail Nova Scotia Company is the borrower of the funds under the credit agreement, and Portec Rail Products, Inc. is the sole guarantor of the term loan with substantially all of our United States assets pledged as collateral. Under this seven-year term loan, our monthly principal payments are approximately $180,000 ($210,050 CDN). We have the option to direct outstanding borrowings under a Canadian prime lending rate option, a Canadian Banker’s Acceptance Equivalent Note (“BA Note”) option, or utilize a combination of both of these interest rate options at our discretion. Interest rates under these options are the prevailing Canadian prime rate plus an applicable margin of .75% to 1.75% (prime rate option), or the BA Note interest rate plus an applicable margin of 1.75% to 2.75% (BA Note option). As of March 31, 2006, we had outstanding borrowings of $11.1 million ($13.0 million CDN) that were priced under the BA Note rate option at 5.51%. This term loan is scheduled to mature on November 30, 2011.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
National City Bank – United States Revolving Credit Facility:
Under the U.S. revolving credit facility, we can borrow up to $7.0 million to support the working capital requirements of our United States operations. Prior to December 2005, outstanding borrowings under this revolving credit facility could be in an amount up to 80% of the outstanding eligible accounts receivable, plus 50% of the aggregate value of eligible inventory, plus 50% of the value of the outstanding net book value of property, plant and equipment. The interest rate on outstanding borrowings under this facility is the financial institution’s prime rate, which was 7.75% as of March 31, 2006. There were no outstanding borrowings under this facility as of March 31, 2006. This facility also provides for standby and commercial letters of credit not to exceed $1.0 million. As of March 31, 2006, no standby or commercial letters of credit were issued. This credit facility expires on September 30, 2007.
In December 2005, this credit facility was modified to eliminate the percentage advances against eligible accounts receivable, inventory and property, plant and equipment. Additionally, a current ratio financial covenant was implemented effective December 31, 2005. We were in compliance with all financial covenants as of March 31, 2006.
National City Bank (Canada) – Canadian Revolving Credit Facility:
In December 2005, we entered into a new agreement with National City Bank (Canada) for a $4.2 million ($5.0 million CDN) revolving credit facility that replaced the $3.1 million ($3.75 million CDN) revolving credit facility for our Canadian operation near Montreal and provides working capital financing for Kelsan. The interest rate is the Canadian prime rate plus 1.0%. Borrowings on this facility accrued interest at 6.5% at March 31, 2006. Outstanding borrowings under this facility were $2.7 million ($3.1 million CDN) as of March 31, 2006.
(b) United Kingdom Overdraft Credit Facility
Our United Kingdom subsidiary has a $1.3 million (£750,000 pounds sterling) overdraft credit facility on its primary bank account with a financial institution in the United Kingdom to support its working capital requirements. The interest rate on the overdraft facility is the financial institution’s base rate plus 1.5%. For any borrowings in excess of $1.3 million (£750,000 pounds sterling) that the financial institution approves, the interest rate is the financial institution’s base rate plus 3.5%. This credit facility provides for an additional $304,000 (£175,000 pounds sterling) of availability for the issuance of performance bonds. There were no borrowings outstanding under this facility at March 31, 2006; however, our availability under this credit facility was reduced due to outstanding performance bonds in the amount of $269,000 (£155,000 pounds sterling) as of March 31, 2006.
In April 2006, in conjunction with the financing provided for the acquisition of Coronet Rail, Ltd. (see Subsequent Events, Note 10, page 13), the components of the overdraft facility were modified, resulting in a total credit facility of $1.6 million (£915,000 pounds sterling) and extended until April 12, 2007. The components of this credit facility now include an overdraft availability of $1.2 million (£700,000 pounds sterling), $304,000 (£175,000 pounds sterling) for the issuance of performance bonds, and $69,000 (£40,000 pounds sterling) for the negotiation of foreign checks. This facility is collateralized by substantially all of the assets of Portec Rail Products (UK) Ltd. and its wholly-owned subsidiaries, including Coronet Rail, Ltd.
(c) Salient Systems Promissory Notes
In connection with the acquisition of Salient Systems on September 30, 2004, we executed two promissory notes. One promissory note was executed with Harold Harrison, the founder and former President and Chief Executive Officer of Salient Systems. This promissory note, in the aggregate principal amount of $1,064,000 is due to Mr. Harrison in four equal, annual installments of $266,000 beginning January 3, 2006 and ending January 3, 2009. A second promissory note was executed with Falls River Group, LLC, which acted as a financial advisor to Salient Systems. This promissory note, in the aggregate principal amount of $56,000 is due to Falls River Group, LLC in four equal, annual installments of $14,000 beginning January 3, 2006 and ending January 3, 2009. In January 2006, the first principal payments of $266,000 and $14,000, and accrued interest of $85,000, were paid to the note holders. The unpaid principal balance of the promissory notes accrues interest at the prime rate as published in the Wall Street Journal. All accrued and unpaid interest is payable annually beginning January 3, 2006. The outstanding

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
balance on the promissory notes accrued interest at 7.75% as of March 31, 2006. As of March 31, 2006, we had accrued interest of $15,000 related to these promissory notes.
Note 5: Retirement Plans
The components of net periodic pension cost (benefit) of our United States defined benefit pension plan are as follows for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31
	2006	2005
	(In Thousands)
Interest cost	$133	$130
Expected return on plan assets	(162)	(170)
Amortization of unrecognized loss	27	12

Pension (benefit)	$(2)	$(28)

No contributions were made to this pension plan during 2005 and we do not anticipate making any contributions to this pension plan during 2006.
The components of net periodic pension cost (benefit) of our United Kingdom defined benefit pension plans are as follows for the three months ended March 31, 2006 and 2005:

	Portec Rail	Conveyors	Portec Rail	Conveyors
	Plan	Plan	Plan	Plan
	2006	2006	2005	2005
		(In Thousands)
Interest cost	$69	$15	$82	$11
Expected return on plan assets	(75)	(16)	(77)	(19)
Amortization of transition amount	(13)	(2)	(14)	(2)
Amortization of unrecognized loss (gain)	29	1	31	(3)

Pension cost (benefit)	$10	$(2)	$22	$(13)

Our funding policy for the Portec Rail Plan is to contribute the greater of $21,000 (£12,000 pounds sterling) or the minimum annual contribution required by applicable regulations. Our contributions to the Portec Rail Plan totaled $6,000 (£3,000 pounds sterling) for each of the three month periods ended March 31, 2006 and March 31, 2005. Our funding policy for the Conveyors Plan is to make the minimum annual contribution required by applicable regulations. No contributions were made to the Conveyors Plan for the three month periods ended March 31, 2006 or March 31, 2005.
Note 6: Comprehensive Income
Comprehensive income for the three months ended March 31, 2006 and 2005 is as follows:

	Three Months Ended
	March 31
	2006	2005
	(In Thousands)
Net income	$1,033	$1,005
Minimum pension liability adjustment, net of tax	(12)	25
Foreign currency translation adjustments, net of tax	14	(115)

Comprehensive income	$1,035	$915

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 7: Earnings Per Share
Basic earnings per share (EPS) is computed as net income available to common shareholders divided by the weighted average common shares outstanding. Diluted earnings per share considers the potential dilution that occurs related to issuance of common stock under stock option plans. At the present time, we do not have any stock option plans that would cause dilution.
On April 26, 2006, the Board of Directors adopted, subject to shareholder approval, the Portec Rail Products, Inc. 2006 Stock Option Plan (the Option Plan). The Option Plan will remain in effect for a period of ten years following approval by shareholders. The Option Plan authorizes the issuance of up to 150,000 shares of common stock of Portec Rail Products, Inc. pursuant to grants of incentive and non-statutory stock options. (See Subsequent Events, Note 10, page 13).
Note 8: Commitments and Contingencies
Contractual Obligations
The following is a summary of our contractual obligations as of March 31, 2006, on a calendar year basis:

		Less			More
		than 1	1 – 3	3 – 5	than 5
Contractual Obligations	Total	year	years	years	years
			(In Thousands)
Long term debt	$11,964	$1,618	$4,876	$4,596	$874
Revolving credit facilities	2,696	2,696	—	—	—
Future interest payments (1)	1,919	535	965	403	16
Purchase obligations	4,067	4,067	—	—	—
Operating leases	3,421	835	1,447	483	656
Capital leases	31	18	13	—	—
Pension contributions (2)	16	16	—	—	—

Total contractual obligations	$24,114	$9,785	$7,301	$5,482	$1,546

(1)	Represents future interest payments on long-term debt obligations as of March 31, 2006. Assumes that the interest rates on our long-term debt agreements at March 31, 2006 (See Note 4 of the consolidated financial statements of Form 10-Q) will continue for the life of the agreements.

(2)	Pension plan contributions that may be required more than one year from March 31, 2006 will be dependent upon the performance of plan assets.
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

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
decides this issue upon remand, we expect the plaintiff will again appeal to the Second Circuit. Ongoing litigation may be protracted, and we may incur additional ongoing legal expenses, which are not estimable at this time.
Note 9: Segment Information
We operate four business segments consisting of the Railway Maintenance Products Division (RMP), the Shipping Systems Division (SSD), Portec Rail Nova Scotia Company (Canada) and Portec Rail Products (UK) Ltd. (United Kingdom), along with corporate shared services. The presentation of segment information reflects the manner in which we organize and manage our segments by geographic areas for making operating decisions, assessing performance and allocating resources. Intersegment sales are conducted at arm’s-length prices, reflecting prevailing market conditions within the United States, Canada and the United Kingdom. Such sales and associated costs are eliminated in the consolidated financial statements.

	Three Months Ended
	March 31
	2006	2005
	(In Thousands)
External Sales (A)
RMP	$10,244	$9,359
SSD	1,124	1,333
Canada	5,797	5,893
United Kingdom	5,950	4,236

Total	$23,115	$20,821

Intersegment Sales (A)
RMP	$554	$516
SSD	—	—
Canada	1,676	1,080
United Kingdom	2	25

Total	$2,232	$1,621

Total Sales
RMP	$10,798	$9,875
SSD	1,124	1,333
Canada	7,473	6,973
United Kingdom	5,952	4,261

Total	$25,347	$22,442

Operating Income (Loss) (A), (B)
RMP	$935	$1,203
SSD	108	207
Canada	461	569
United Kingdom	864	356
Corporate shared services	(733)	(674)

Total	1,635	1,661

Interest Expense	209	263

Other Income, net	(2)	(71)

Income Before Income Taxes	$1,428	$1,469

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(A) External sales, intersegment sales, and operating income for the three months ended March 31, 2005 include adjustments for the reclassification of the results of operations of Kelsan Europe from the Canada business segment to the United Kingdom business segment to be consistent with 2006 segment presentation. On December 31, 2005, the assets of Kelsan Europe (formerly part of the Canada segment) were purchased by Portec Rail Products (UK) Ltd. Beginning January 1, 2006, the results of operations for Kelsan Europe are included within our United Kingdom business segment. The net effect of these adjustments on the consolidated results is zero; however, the effects on external sales, intersegment sales, and operating income by business segment are as follows:

	Three Months Ended
	March 31
	2006	2005
	(In Thousands)
Effect on External Sales
Canada	$—	$(797)
United Kingdom	—	797

Total	$—	$—

	(In Thousands)
Effect on Intersegment Sales
Canada (1)	$—	$439
United Kingdom	—	—

Total	$—	$439

	(In Thousands)
Effect on Operating Income
Canada	$—	$(141)
United Kingdom	—	141

Total	$—	$—

(1) Represents intersegment sales between Kelsan-Canada (selling division) and Kelsan-Europe (purchasing division). Prior to January 1, 2006, these sales were eliminated as part of the consolidation of Kelsan Technologies. Beginning January 1, 2006, Kelsan-Europe is now included within the United Kingdom business segment; therefore, these sales need to be classified as intersegment sales for the Canada business segment. This reclassification has no effect on consolidated results.
(B)	Operating Income (Loss) for the three months ended March 31, 2005 includes an adjustment for the reclassification of three professional and two executive employees’ salary and benefit expenses to be consistent with the allocation of these expenses in 2006. Beginning in April 2005, corporate shared services began to absorb the salaries, benefits and business travel expenses for one professional and two executive employees due to internal promotions and new responsibilities. Beginning in January 2006, corporate shared services began to absorb the salaries, benefits and business travel expenses for two professional employees due to the assignment of new responsibilities for these employees. The effects of these adjustments on total Operating Income are zero; however, the effects on Operating Income (Loss) by business segment is as follows:

	Three Months Ended
	March 31
	2006	2005
	(In Thousands)
Effect on Operating Income (Loss)
RMP	$—	$98
Canada	—	31
Corporate shared services	—	(129)

Total	$—	$—

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended
	March 31
	2006	2005
	(In Thousands)
Depreciation and Amortization
RMP	$190	$178
SSD	5	2
Canada	305	279
United Kingdom	111	120
Corporate shared services	20	2

Total	$631	$581

Capital Expenditures
RMP	$192	$107
SSD	—	—
Canada	243	95
United Kingdom	34	61
Corporate shared services	20	21

Total	$489	$284

	March 31	December 31
	2006	2005
	(In Thousands)
Total Assets
RMP	$40,456	$42,531
SSD	2,177	2,007
Canada	32,605	32,040
United Kingdom	13,471	11,503
Corporate shared services	789	788

Total	$89,498	$88,869

Note 10: Subsequent Events
On April 12, 2006, we completed the acquisition of Coronet Rail, Ltd. (Coronet Rail), a United Kingdom-based manufacturer of railway track component products, by purchasing 100% of the outstanding shares of Coronet Rail for $5.2 million (£3.0 million pounds sterling) subject to a working capital adjustment and a two-year earn out provision. Of the $5.2 million, $4.2 million (£2.4 million pounds sterling) was paid at closing and the remaining $1.0 million (£600,000 pounds sterling) will be paid quarterly over the subsequent twenty-four months. A United Kingdom financial institution provided the initial financing of £2.4 million in the form of 1) a $2.6 million (£1.5 million pounds sterling) five-year term loan at an interest rate equal to the financial institution’s base rate plus 1.75% and 2) a $1.6 million (£900,000 pounds sterling) fifteen-year term loan at an interest rate equal to the financial institution’s base rate plus 1.25%. As of April 12, 2006 the interest rates on these two loans were 6.25% and 5.75%, respectively. In accordance with Statement of Financial Accounting Standards (SFAS) No. 141 Business Combinations, this acquisition will be accounted for using the purchase method of accounting.
On April 26, 2006, the Board of Directors adopted, subject to shareholder approval, the Portec Rail Products, Inc. 2006 Stock Option Plan (the Option Plan). The Option Plan will remain in effect for a period of ten years following approval by shareholders.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Option Plan authorizes the issuance of up to 150,000 shares of common stock of Portec Rail Products, Inc. pursuant to grants of incentive and non-statutory stock options. Stock option grants awarded under the Option Plan will be accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 123-R Share-Based Payments.
Note 11: Change in Accounting Principle
As indicated in Note 7, as of March 31, 2006, the Company did not have a stock-based compensation plan.
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (R), Shared-Based Payments (SFAS123(R)). SFAS 123 (R) addresses all forms of share-based payment awards, including shares under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123 (R) requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. Since the Company did not have any plan, there was no impact on the consolidated financial statements.
On April 26, 2006, the Board of Directors adopted, subject to shareholder approval, the Portec Rail Products, Inc. 2006 Stock Option Plan (the Option Plan). The Company has not granted any options under the Option Plan. Assuming shareholder approval, the Company will begin recognizing expense in accordance with the provisions of SFAS 123 (R) if and when options are granted under the plan.

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

Overview
     In the United States, Canada and the United Kingdom, we are a manufacturer, supplier and distributor of a broad range of rail products, including rail joints, rail anchors, rail spikes, railway friction management systems, railway wayside data collection and data management systems and securement devices. End users of our rail products include Class I railroads, short-line and regional railroads and transit systems. Our North American business segments along with the rail division of our United Kingdom business segment serve these end users. In addition, our United Kingdom business segment also manufactures and supplies material handling products primarily to end users within the United Kingdom. These products include overhead and floor conveyor systems, racking systems and mezzanine flooring systems. The end users of our material handling products are primarily in the manufacturing, distribution, garment and food industries.
     In April 2006, we completed the acquisition of Coronet Rail, Ltd. (Coronet Rail), a United Kingdom-based manufacturer of railway track component products, by purchasing 100% of the outstanding shares of Coronet Rail for $5.2 million (£3.0 million pounds sterling) subject to a working capital adjustment and a two-year earn out provision. The amount of goodwill, if any, resulting from this acquisition, cannot be determined at this time. Coronet Rail is a major supplier of insulated rail joints and track fasteners to the United Kingdom railways as well as to international customers, and is located in Sheffield, England, United Kingdom. See Subsequent Events, Note 10, page 13.
Results of Operations
Three Months Ended March 31, 2006 compared to Three Months Ended March 31, 2005
     Net Sales. Net sales increased to $23.1 million for the three months ended March 31, 2006, an increase of $2.3 million or 11.1%, from $20.8 million for the comparable period in 2005. The increase in net sales is primarily attributable to increased sales of $1.7 million at our United Kingdom operation and $885,000 at RMP, partially offset by a slight net sales decrease in our other business segments. Net sales at our United Kingdom operation increased $1.7 million in the current period, which includes a $2.2 million increase due to stronger customer demand for both our material handling and rail product lines, offset by a $482,000 foreign currency translation that negatively impacted sales. Net sales at RMP increased $885,000 in the current period, reflecting a $1.1 million increase in demand for our friction management and track component products, partially offset by a decrease in sales of $167,000 at Salient Systems. Included in this $1.1 million is $213,000 related to steel surcharges being a pass-through cost to our customers at no additional profit. Sales for Salient Systems were negatively impacted primarily by the timing of receipt of orders and seasonality.
     Gross Profit. Gross profit increased to $6.8 million for the three months ended March 31, 2006, an increase of $317,000 or 4.9%, from $6.5 million for the comparable period in 2005. The increase in gross profit is primarily attributable to increased gross profit of $638,000 at our United Kingdom operation, partially offset by lower gross profit of $142,000 at RMP, along with a slight decrease in gross profit in our other business segments. The increase in gross profit at our United Kingdom operation includes $804,000 of additional gross profit on higher sales volume of our products and services, partially offset by a foreign currency translation adjustment of $166,000 that reduced gross profit in the current period. Gross profit at RMP decreased $142,000, primarily due to lower gross profit of $131,000 at Salient Systems as a result of lower sales volume.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $5.0 million for the three months ended March 31, 2006, an increase of $338,000 or 7.2%, from $4.7 million for the comparable period in 2005. The increase is primarily due to increased expenses of $132,000 at RMP and $141,000 at our United Kingdom operation. The increase in selling, general, and administrative expenses at RMP is primarily due to increased employee salaries and benefits, employee additions, higher sales commissions, increased patent-related legal fees, and higher telephone and other utility costs. Selling, general and administrative expenses at our United Kingdom operation increased $141,000, which includes $235,000 due to increased expenses such as employee salaries and benefits, employee additions, higher professional fees and increased advertising expenses, offset by a foreign currency translation adjustment of $94,000 that reduced expenses in the current period.
     Amortization Expense. Amortization expense of $170,000 for the three months ended March 31, 2006 is comparable to amortization expense of $166,000 for the three months ended March 31, 2005.

     Interest Expense. Interest expense decreased to $209,000 for the three months ended March 31, 2006, a decrease of $54,000 or 20.5%, from $263,000 for the comparable period in 2005. The decrease is primarily due to a reduction in the total outstanding debt obligations to $14.7 million as of March 31, 2006, from $17.8 million as of March 31, 2005.
     Provision for Income Taxes. Provision for income taxes decreased to $395,000 for the three months ended March 31, 2006, from $464,000 for the comparable period in 2005, reflecting a decrease in income before taxes to $1.4 million for the three months ended March 31, 2006 from $1.5 million in 2005. The effective income tax rate on reported taxable income was 27.6% and 31.6% for the three months ended March 31, 2006 and 2005, respectively. Our consolidated effective tax rates reflect research and development tax credits received by our Canadian operations, which reduced income tax expense by $65,000 and $48,000, or 4.6% and 3.2% for the three months ended March 31, 2006 and 2005, respectively.
     Net Income. Net income of $1.0 million for the three months ended March 31, 2006 is comparable to net income of $1.0 million for the three months ended March 31, 2005. Our basic and diluted net income increased to $.11 per share for the three months ended March 31, 2006, from $.10 per share for the comparable period in 2005, on average shares outstanding of 9,601,779 for both periods.
Business Segment Review
     Our operations are organized into four business segments consisting of the Railway Maintenance Products Division (RMP), the Shipping Systems Division (SSD), Portec Rail Nova Scotia Company (Canada) and Portec Rail Products (UK) Ltd. (United Kingdom), along with corporate shared services. The presentation of segment information reflects the manner in which we organize and manage our segments by geographic areas for making operating decisions, assessing performance and allocating resources. Intersegment sales do not have an impact on our consolidated financial condition or results of operations.
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

	Three Months Ended
	March 31
	2006	2005
	(In Thousands)
External sales	$10,244	$9,359
Intersegment sales	554	516
Operating income (2)	935	1,203

Sales by product line (1)
Rail joints and related products	$6,046	$5,592
Friction management products and services	3,796	3,140
Wayside data collection and data management systems	703	853
Other products and services	253	290

Total product and service sales	$10,798	$9,875

(1)	Includes intersegment sales.

(2)	Includes an adjustment of $98,000 for the three months ended March 31, 2005 to reclass salary and benefit expenses for one executive and three professional employees to be consistent with the allocation of these expenses during 2006. Beginning in April 2005, corporate shared services began to absorb the salaries, benefits and business travel expenses for one professional and one executive employee due to internal promotions and assignment of new responsibilities. The adjustment for this one professional and one executive employee totaled $59,000 for the three months ended

March 31, 2005. Additionally, beginning in January 2006, corporate shared services began to absorb the salaries, benefits and business travel expenses for two professional employees due to the assignment of new responsibilities. The adjustment for these two professional employees totaled $39,000 for the three months ended March 31, 2005.
     For the three months ended March 31, 2006, external sales for RMP increased by $885,000 or 9.5%, to $10.2 million from $9.4 million during the comparable period in 2005. The increase in external sales is primarily due to a $1.1 million increase in customer demand for our friction management and rail joints and related products, partially offset by a decrease in external sales of $167,000 at Salient Systems. Included in this $1.1 million is $213,000 related to steel surcharges being a pass-through cost to our customers at no additional profit. Sales for Salient Systems were negatively impacted by several factors, primarily the timing of the receipt of orders and seasonality. Operating income for the three months ended March 31, 2006 decreased to $935,000 from $1.2 million during the comparable period in 2005, a decrease of $268,000 or 22.3%. This decrease is attributable to increased selling, general and administrative expenses of $132,000, primarily due to employee additions, increased salaries and benefits, higher sales commissions, increased patent-related legal fees, and higher telephone and other utility costs, in addition to lower gross profit of $142,000, primarily due to the lower sales volume at Salient Systems.
     Shipping Systems Division – “SSD”. SSD engineers and sells load securement systems to the railroad freight car market. These systems are used to secure a wide variety of products and lading onto freight cars. Most of the assembly work for SSD is performed at RMP’s Huntington, West Virginia manufacturing plant, although some manufacturing is subcontracted to independent third parties.

	Three Months Ended
	March 31
	2006	2005
	(In Thousands)
External sales	$1,124	$1,333
Intersegment sales	—	—
Operating income	108	207

Sales by product line (1)
Auto rack load securement systems	$136	$519
Heavy duty load securement systems	445	454
All other load securement systems	543	360

Total product and service sales	$1,124	$1,333

(1)	Includes intersegment sales.
     For the three months ended March 31, 2006, external sales for SSD decreased by $209,000 or 15.7%, to $1.1 million from $1.3 million during the comparable period in 2005. The decrease in external sales is primarily due to lower sales of auto rack load securement systems in 2006, primarily due to demand for a newly designed bridge plate for auto carriers during the three months ended March 31, 2005. Operating income for the three months ended March 31, 2006 decreased to $108,000 from $207,000 during the comparable period in 2005, a decrease of $99,000. This decrease is primarily related to lower gross profit during the first quarter of 2006.
     Portec Rail Nova Scotia Company – “Canada”. Our Canadian operations include a manufacturing operation near Montreal, Quebec, and a manufacturing and technology facility in Vancouver, British Columbia (Kelsan Technologies Corp. – “Kelsan”). At our Canadian operation near Montreal, we manufacture rail anchors and rail spikes and assemble friction management products primarily for the two largest Canadian railroads. Rail anchors and spikes are devices to secure rails to the ties to restrain the movement of the rail tracks. Kelsan’s two primary product lines are stick lubrication and application systems and a liquid friction modifier, Keltrack®. Kelsan manufactures its stick and applicator systems in Vancouver, British Columbia and subcontracts its manufacturing of the Keltrack® product line.

	Three Months Ended
	March 31
	2006	2005
	(In Thousands)
External sales (2)	$5,797	$5,893
Intersegment sales (2)	1,676	1,080
Operating income (2), (3)	461	569
Average translation rate of Canadian dollar to United States dollar	0.8714	0.8152

Sales by product line(1)
Rail anchors and spikes	$4,502	$4,621
Friction management products and services	2,813	2,159
Other products and services	158	193

Total product and service sales	$7,473	$6,973

(1)	Includes intersegment sales.

(2)	Results for the three months ended March 31, 2005 include adjustments of ($797,000), $439,000, and ($141,000) to external sales, intersegment sales, and operating income, respectively, to be consistent with 2006 segment presentation. The net effect of the adjustment made to external and intersegment sales is reflected within sales of friction management products and services. On December 31, 2005, the assets of Kelsan Europe (formerly part of the Canada segment) were purchased by Portec Rail Products (UK) Ltd. (United Kingdom segment). Beginning January 1, 2006 the results of operations for Kelsan Europe are included within our United Kingdom business segment. The net effect of these adjustments on consolidated results for the three months ended March 31, 2005 is zero.

(3)	Includes an adjustment of $31,000 for the three months ended March 31, 2005 to reclass salary expense for one executive to be consistent with the allocation of these expenses during 2006. Beginning in April 2005, corporate shared services began to absorb the salary and business travel expenses for this employee due to an internal promotion and assignment of new responsibilities for this employee. Operating income includes an operating loss from Portec Rail Nova Scotia Company of $147,000 and $138,000 for the three months ended March 31, 2006 and 2005, respectively.
     For the three months ended March 31, 2006, external sales for Canada decreased by $96,000 or 1.6%, to $5.8 million from $5.9 million during the comparable period in 2005. The decrease in external sales is primarily attributable to lower sales of rail anchors at our Canadian operation near Montreal, partially offset by increased demand for our friction management products. A foreign currency translation of $374,000 positively impacted sales in the current period. Operating income for the three months ended March 31, 2006 decreased to $461,000 from $569,000 during the same period in 2005, a decrease of $108,000 or 19.0%. The decrease is primarily due to lower gross profit of $201,000 on sales of rail anchors at our location near Montreal, partially offset by a favorable foreign currency translation of $119,000 and product mix at Kelsan.
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

	Three Months Ended
	March 31
	2006	2005
	(In Thousands)
External sales (2)	$5,950	$4,236
Intersegment sales	2	25
Operating income (2)	864	356
Average translation rate of British pound sterling to United States dollar	1.7566	1.8988

Sales by product line (1)
Material handling products	$3,298	$2,249
Friction management products and services	2,654	2,012

Total product and service sales	$5,952	$4,261

(1)	Includes intersegment sales.

(2)	Results for the three months ended March 31, 2005 include adjustments of $797,000 and $141,000 to external sales and operating income, respectively, to be consistent with 2006 segment presentation. The increase in external sales is reflected within sales of friction management products and services. On December 31, 2005, the assets of Kelsan Europe (formerly part of the Canada segment) were purchased by Portec Rail Products (UK) Ltd. Beginning January 1, 2006 the results of operations for Kelsan Europe are included in our United Kingdom business segment. The net effect of these adjustments on the consolidated results for the three months ended March 31, 2005 is zero.
     For the three months ended March 31, 2006, the United Kingdom’s external sales increased by $1.7 million or 40.5%, to $5.9 million from $4.2 million during the comparable period in 2005. The increase in external sales is primarily due to a $2.2 million sales volume increase due to stronger demand for both our material handling and friction management product lines, offset by a foreign currency translation of $482,000 that negatively impacted sales. Operating income for the current period increased to $864,000 from $356,000, an increase of $508,000 or 142.7%. The increase is primarily due to increased gross profit on the higher sales volume of both our rail and material handling products, partially offset by increased selling, general and administrative expenses such as employee salaries and benefits, professional fees, sales commissions and advertising costs.
Liquidity and Capital Resources
     Our cash flow from operations is the primary source of financing for internal growth, capital expenditures, repayments of long-term contractual obligations, dividends to our shareholders, and other commercial commitments. The most significant risk associated with our ability to generate sufficient cash flow from operations is the overall level of demand for our products. Our cash balance is $1.2 million at March 31, 2006. We may use this cash for acquisitions, product line expansions or general corporate purposes. In addition to cash generated from operations, we have revolving and overdraft credit facilities in place to support the working capital needs of each of our business segments. We believe that cash flow from operations and the ability to borrow additional cash under our credit and overdraft facilities along with our existing cash balances will be sufficient to meet our cash flow requirements and growth objectives over the next twelve months.
     Cash Flow Analysis. During the three months ended March 31, 2006, we used $3.7 million in cash from operations compared to using $2.1 million in cash from operations during the same 2005 period. Cash used in operations during the three months ended March 31, 2006 includes higher accounts receivable of $2.4 million, primarily due to the increased sales volume; increased inventory balances of $1.5 million, primarily at our Canadian operation near Montreal, in preparation for the installation of the new induction furnace that will temporarily impact production; increased prepaid expenses of $1.1 million, primarily related to prepaid insurance balances and advance payments on Chinese steel purchases; and decreases in accrued expenses of $1.1 million, primarily due to the company-wide incentive plan payments during the first quarter of 2006. Offsetting these uses of cash in operations were net income of $1.0 million; depreciation and amortization expense of $631,000, and an increase of $1.3 million in accounts payable balances primarily due to the timing of payments to vendors, during the three months ended March 31, 2006.

     Net cash used in investing activities was $489,000 for the three months ended March 31, 2006, compared to $284,000 used in investing activities during the same period in 2005. Cash used in investing activities for the three months ended March 31, 2006 was for capital expenditures, which totaled $489,000. Capital expenditures upgrade our machinery and equipment, improve our facilities, support new strategic initiatives, or develop new products. During the third quarter of 2005, we obtained Board of Director approval to purchase and install an induction furnace for our Canadian manufacturing operation near Montreal. We anticipate that this new electric furnace will reduce our operating costs, modernize our operations, improve the plant’s air quality and improve overall performance. The estimated cost of this project is approximately $900,000, of which approximately $400,000 has been incurred to date. We anticipate that this project will be completed during the second quarter of 2006. The majority of our capital spending is discretionary. We believe that the overall level of capital spending for our business segments is sufficient to remain competitive.
     Net cash used in financing activities was $61,000 for the three months ended March 31, 2006, compared to $226,000 used in financing activities during the same period in 2005. Cash used for financing activities in 2006 includes repayments of long-term debt obligations of $835,000 and cash dividends of $576,000 on common stock paid to shareholders. Cash provided by financing activities during the first quarter of 2006 includes net borrowings on revolving credit facilities of $1.3 million.
Financial Condition
     At March 31, 2006, total assets were $89.5 million, an increase of $629,000 or 0.7%, from $88.9 million at December 31, 2005. The increase at March 31, 2006 is primarily due to higher accounts receivable, inventory, and prepaid expenses, which combined increased $4.9 million, offset by a decrease of $4.2 million in cash, primarily to support operations in the current quarter. At March 31, 2006, net working capital (defined as current assets minus current liabilities) was $25.0 million, a decrease of $431,000 or 1.7%, from $25.4 million at December 31, 2005.
     Total outstanding debt obligations were $14.7 million at March 31, 2006, an increase of $442,000 or 3.1% from $14.2 million at December 31, 2005. An increase in net borrowings of $1.3 million on our Canadian revolving credit facility to support working capital requirements was offset by principal payments on the Kelsan acquisition loan and the Salient Systems promissory notes of $549,000 and $280,000, respectively, during the first quarter of 2006.
     The products we manufacture and sell, such as our joint bars, rail anchors and rail spikes, require steel as a major element in the production process. Worldwide steel prices began to increase in 2004, resulting in surcharges being added to our overall raw material costs. As a result, we have incurred higher material costs which have had an impact on our financial results throughout 2005 and into 2006, particularly on our track component product lines. We believe that the impact of these higher costs has not had a material impact on our overall financial results. Although we have been successful in passing through most of the steel surcharges to our customers, we have been able to do so at no additional profit. We have begun to see a decrease in steel surcharges, although the price of steel remains high compared to recent trends. If a prolonged increase in steel prices should continue and we are unable to pass on these added costs to our customers, our future earnings could be negatively impacted.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to interest rate risk on our contractual long-term debt obligations and our working capital facilities are under floating interest rate arrangements. We have determined that these risks are not significant enough to warrant hedging programs. If interest rates increase we will be exposed to higher interest rates and we will be required to use more cash to settle our long-term debt obligations. As interest rates increase on our variable long-term debt, it will have a negative impact on future earnings because the interest rates will increase our interest expense. Conversely, if interest rates decrease on our variable long-term debt, it will have a positive impact on future earnings because lower interest rates will decrease our interest expense. Based upon the long-term debt amount as of March 31, 2006, for every 1% increase or decrease in the interest rate on our long-term debt, our annual interest expense will fluctuate by approximately $147,000.
     In addition, we are exposed to foreign currency translation fluctuations with our international operations. We do not have any foreign exchange derivative contracts to hedge against foreign currency exposures. Therefore, we are exposed to the related effects when foreign currency exchange rates fluctuate. If the U.S. dollar strengthens against the Canadian dollar and/or the British pound sterling, the translation rate for these foreign currencies will decrease, which will have a negative impact on our operating income. For example, for the three months ended March 31, 2006, for every 1/100 change in the exchange rate of the Canadian dollar to the U.S. dollar, operating income for Canada would have changed by approximately $2,000. Further, for every 1/100 change in the exchange rate of the British pound sterling to the U.S. dollar, the impact on operating income for our United Kingdom operation for the three months ended March 31, 2006 would have been approximately $3,000. Foreign currency translation fluctuations have no impact on cash flows as long as we continue to reinvest any profits back into the respective foreign operations.
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
ITEM 1A. RISK FACTORS
     There are no changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Nothing to report under this item.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Nothing to report under this item.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Nothing to report under this item.

ITEM 5. OTHER INFORMATION
     Nothing to report under this item.
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

PORTEC RAIL PRODUCTS, INC.
Date: May 12, 2006	By:	/s/ John S. Cooper
John S. Cooper, President and Chief Executive
Officer

Date: May 12, 2006	By:	/s/ John N. Pesarsick
John N. Pesarsick, Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002