Form 10-Q
period 2006-06-30
PORTEC RAIL PRODUCTS INC
filed 2006-08-14
CIK 1263074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐      NO ☑
     As of July 31, 2006, there were 9,601,779 shares issued and outstanding of the Registrant’s Common Stock.

PORTEC RAIL PRODUCTS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Portec Rail Products, Inc.
Condensed Consolidated Balance Sheets

	June 30	December 31
	2006	2005
	(Unaudited)	(Audited)
	(In Thousands)
Assets
Current assets
Cash and cash equivalents	$2,158	$5,367
Accounts receivable, net	18,595	14,198
Inventories, net	21,765	20,140
Prepaid expenses and other current assets	1,216	845
Deferred income taxes	747	808

Total current assets	$44,481	$41,358

Property, plant and equipment, net of accumulated depreciation of $11,156 and $10,019 at June 30, 2006 and December 31, 2005, respectively	13,385	12,173
Intangible assets, net of accumulated amortization of $1,161 and $708 at June 30, 2006 and December 31, 2005, respectively	28,546	24,012
Goodwill	12,588	11,008
Other assets	442	318

Total assets	$99,442	$88,869

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$5,009	$3,847
Accounts payable	6,874	5,774
Accrued income taxes	1,349	813
Customer deposits	1,426	1,401
Accrued compensation	1,155	2,231
Other accrued liabilities	3,223	1,877
Deferred purchase price – current portion	555	—

Total current liabilities	19,591	15,943

Long-term debt, less current maturities	13,188	10,402

Accrued pension costs	3,126	3,036
Deferred income taxes	10,031	8,556
Deferred purchase price, less current maturity	555	—
Other long-term liabilities	528	484

Total liabilities	47,019	38,421

Commitments and Contingencies	—	—

Shareholders’ equity:
Common stock, $1 par value, 50,000,000 shares authorized, 9,601,779 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	9,602	9,602
Additional paid-in capital	25,290	25,290
Retained earnings	18,735	17,332
Accumulated other comprehensive loss	(1,204)	(1,776)

Total shareholders’ equity	52,423	50,448

Total liabilities and shareholders’ equity	$99,442	$88,869

See Notes to Condensed Consolidated Financial Statements

Portec Rail Products, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	(Dollars in Thousands, Except Per Share Data)
Net sales	$28,972	$24,086	$52,087	$44,907
Cost of sales	20,488	16,311	36,764	30,610

Gross profit	8,484	7,775	15,323	14,297

Selling, general and administrative	5,668	5,050	10,701	9,744
Amortization expense	247	173	418	340

Operating income	2,569	2,552	4,204	4,213

Interest expense	296	209	505	472
Other expense (income), net	73	36	71	(35)

Income before income taxes	2,200	2,307	3,628	3,776
Provision for income taxes	678	599	1,072	1,063

Net income	$1,522	$1,708	$2,556	$2,713

Earnings per share
Basic and diluted	$0.16	$0.18	$0.27	$0.28

Weighted average shares outstanding
Basic and diluted	9,601,779	9,601,779	9,601,779	9,601,779

Dividends per share	$.06	$.05	$.12	$.10
See Notes to Condensed Consolidated Financial Statements

Portec Rail Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30
	2006	2005
	(In Thousands)
Operating Activities
Net income	$2,556	$2,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	971	838
Amortization expense	418	341
Provision for doubtful accounts	36	7
Changes in operating assets and liabilities:
Accounts receivable	(2,434)	(2,872)
Inventories	597	(292)
Prepaid expenses and other current assets	(318)	(1,601)
Accounts payable	42	473
Income taxes payable	(303)	183
Accrued expenses	(104)	(171)

Net cash provided by (used in) operating activities	1,461	(381)

Investing Activities
Purchases of property, plant and equipment	(1,289)	(768)
Proceeds from sale of assets	1	—
Business acquisition, net of cash acquired	(4,664)	—

Net cash used in investing activities	(5,952)	(768)

Financing Activities
Net decrease in working capital facilities	(258)	(413)
Principal payments on promissory note	(280)	—
Proceeds from bank term loans	4,178	—
Principal payments on bank term loans	(1,204)	(1,832)
Principal payments on capital leases	(27)	(13)
Fees paid to obtain new financing	(73)	—
Cash dividends paid to shareholders	(1,152)	(960)

Net cash provided by (used in) financing activities	1,184	(3,218)

Effect of exchange rate changes on cash and cash equivalents	98	(44)

Decrease in cash and cash equivalents	(3,209)	(4,411)
Cash and cash equivalents at beginning of period	5,367	7,749

Cash and cash equivalents at end of period	$2,158	$3,338

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$553	$557

Income taxes	$1,560	$1,161

See Notes to Condensed Consolidated Financial Statements

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1: Organization
Portec Rail Products, Inc. (sometimes herein referred to as “we”, “our”, “us”, the “Company”, or “Portec Rail Products”) was incorporated in West Virginia in 1997. We manufacture, supply and distribute a broad range of rail products, including rail joints, rail anchors, rail spikes, railway friction management products and systems, railway wayside data collection and data management systems and freight car securement devices. We also manufacture material handling equipment through our United Kingdom operation. We serve both the domestic and international markets. Our manufacturing facilities are located in Huntington, West Virginia; St. Jean, Quebec, Canada; Vancouver, British Columbia, Canada; Wrexham, Wales, United Kingdom; Leicester, England, United Kingdom; and Sheffield, England, United Kingdom. We operate an engineering and assembly facility located in Dublin, Ohio, a distribution facility in Stone, England, United Kingdom, and have offices near Chicago, Illinois; Montreal, Quebec, Canada, and Birmingham, England, United Kingdom. Our corporate headquarters is located near Pittsburgh, Pennsylvania.
Note 2: Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Portec Rail Products, Inc.; Salient Systems, Inc. (Salient Systems), our wholly-owned United States subsidiary; Portec Rail Nova Scotia Company, our wholly-owned Canadian subsidiary; and Portec Rail Products (UK) Ltd., our wholly-owned United Kingdom subsidiary (United Kingdom). All significant intercompany balances and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, we believe that the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the 2005 Annual Report on Form 10-K. The balance sheet information as of December 31, 2005 was derived from our audited balance sheet included in our 2005 Annual Report on Form 10-K. Unless otherwise indicated, all dollar amounts are in U.S. dollars. Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on net earnings.
Note 3: Acquisition of Coronet Rail, Ltd.
On April 12, 2006, we completed the acquisition of Coronet Rail, Ltd. (Coronet Rail), effective as of April 8, 2006, whereby we acquired 100% of the outstanding shares of Coronet Rail for a total purchase price of $5.7 million (£3.3 million pounds sterling), including direct acquisition costs of $137,000 (£79,000 pounds sterling). Of the total cash purchase price of $5.7 million, $4.2 million (£2.4 million pounds sterling) was paid at closing and was financed by a United Kingdom financial institution in the form of 1) a $2.6 million (£1.5 million pounds sterling) five-year term loan and 2) a $1.6 million (£900,000 pounds sterling) fifteen-year term loan. Portec Rail Products (UK) Ltd. is the sole guarantor of the term loans with substantially all of our United Kingdom assets pledged as collateral. In addition to the $4.2 million (£2.4 million pounds sterling) paid at closing, a deferred purchase price of $1.0 million (£600,000 pounds sterling) without interest is to be paid to the former shareholders of Coronet Rail over the subsequent 24-month period in equal, quarterly installments. The share purchase agreement executed in conjunction with the purchase of Coronet Rail required a working capital adjustment of $361,000 (£207,000 pounds sterling) to be paid to the former shareholders of Coronet Rail. Coronet Rail is a major supplier of insulated rail joints and track fasteners to the United Kingdom railways, and is operated under our United Kingdom business segment. Accordingly, all assets and liabilities are included in the United Kingdom segment, and the results of operations for Coronet Rail have been included in the United Kingdom segment and consolidated financial statements since the effective date of the acquisition.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, we accounted for the acquisition using the purchase method of accounting. Accordingly, the assets and liabilities from the acquisition of Coronet Rail were adjusted to fair value as of the effective date of the acquisition. In addition, all identifiable intangible assets were recorded at fair value and included as part of net assets acquired. The fair value of intangible assets has been estimated by management. The assets acquired included $4.3 million (£2.5 million pounds sterling) of intangible assets other than goodwill. Of the $4.3 million of acquired intangible assets, a value of $3.7 million (£2.1 million pounds sterling) was assigned to customer relationships, which will be amortized on a straight-line basis over an estimated useful life of 20 years; a value of $513,000 (£295,000 pounds sterling) was assigned to a supply agreement, which will be amortized on a straight-line basis over an estimated useful life of 10 years; and a value of $153,000 (£88,000 pounds sterling) was assigned to non-compete agreements with the former shareholders of Coronet Rail, which will be amortized on a straight line basis over an estimated useful life of 5 years. As part of the transaction, we recorded $1.3 million (£745,000 pounds sterling) of goodwill, which represents the excess purchase price over the fair value of net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill will not be amortized but evaluated for impairment annually. All intangible assets resulting from the acquisition are included in the United Kingdom segment. The purchase price allocations are subject to adjustment and may be modified within one year of the acquisition pending final valuations determined by an independent appraiser. Subsequent changes are not expected to have a material effect on our consolidated financial position, or results of operations.
The following summarizes the estimated fair values as of the acquisition effective date:

April 8,
2006
(In Thousands)
Cash and cash equivalents	$12
Accounts receivable, net	1,801
Inventories, net	1,663
Property, plant and equipment, net	362
Intangible Assets	4,322
Goodwill	1,297

Total assets acquired	9,457

Accounts payable	$1,157
Working capital facility	612
Accrued income taxes	376
Accrued compensation	2
Other accrued liabilities	180
Deferred income taxes (current and long-term)	1,320
Capital leases (current and long-term)	90

Total liabilities	3,737

Net assets acquired	$5,720

PRO FORMA FINANCIAL INFORMATION – CORONET RAIL, LTD. ACQUISITION
The following table presents the unaudited pro forma financial information of the Company including Coronet Rail for the three and six months ended June 30, 2006 and 2005, as if the acquisition had occurred on the first day of each period presented, after giving effect to certain purchase accounting adjustments. The pro forma adjustments include the recording of a consulting agreement, the recording of director salaries, the recording of interest expense for the debt incurred to finance the acquisition, the recording of amortization expense for acquired intangibles, and the elimination of intercompany management fees. The pro forma information is presented for information purposes only and is not necessarily indicative of results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	(Dollars in Thousands, Except Per Share Data)
Pro forma net sales	$29,009	$25,261	$54,130	$47,911
Pro forma net income	$1,517	$1,686	$2,782	$2,796
Pro forma net income per basic and diluted share	$0.16	$0.18	$0.29	$0.29
Shares used for basic and diluted computation	9,601,779	9,601,779	9,601,779	9,601,779
Note 4: Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for all inventories. Inventory costs include material, labor and manufacturing overhead.
The major components of inventories are as follows:

	June 30	December 31
	2006	2005
	(In Thousands)
Raw materials	$10,276	$8,764
Work in process	499	284
Finished goods	11,304	11,592

	22,079	20,640
Less reserve for slow-moving and obsolete inventory	314	500

Net inventory	$21,765	$20,140

Note 5: Long-Term Debt
Long-term debt consists of the following:

	June 30	December 31
	2006	2005
	(In Thousands)
National City Bank Credit Facility: (a)
Term loan facility	$11,073	$11,716
Revolving credit facility – United States	—	—
Revolving credit facility – Canada	1,747	1,376

United Kingdom loans: (b)
Term loans – Coronet Rail acquisition	4,348	—
Working capital facility – invoice discounting	82	—
Working capital facility – overdraft	—	—

Promissory notes – Salient Systems acquisition (c)	840	1,120
Capitalized lease obligations	107	37

	18,197	14,249
Less current maturities	5,009	3,847

	$13,188	$10,402

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(a) National City Bank Credit Facility
Our credit facility with National City Bank and its Canadian affiliate is a $25.0 million term loan and revolving credit facility that also supports the working capital requirements of our United States and Canadian business units. Prior to December 2005, there were three separate borrowing components, 1) a $7.0 million United States revolving credit facility; 2) a $3.1 million ($3.75 million CDN) revolving credit facility for our Canadian operation near Montreal, and 3) an outstanding term loan in the original amount of $14.9 million ($17.6 million CDN). In December 2005, we entered into a new agreement with National City Bank (Canada) for a $4.2 million ($5.0 million CDN) revolving credit facility for our Canadian operations that replaced the $3.1 million ($3.75 million CDN) revolving credit facility for our Canadian operation near Montreal and provides working capital financing for Kelsan. As of June 30, 2006, we had the ability to borrow an additional $8.5 million under the U.S. and Canadian revolving credit facilities.
This agreement contains certain financial covenants that require us to maintain a current ratio, cash flow coverage and leverage ratios, and to maintain minimum amounts of tangible net worth. This credit facility further limits capital expenditures, sales of assets, and additional indebtedness. At June 30, 2006, we were in violation of the cash flow coverage ratio that the bank requires us to maintain. Subsequent to June 30, 2006, National City Bank waived the covenant violation as of June 30, 2006 and has amended the covenant requirements for future periods.
National City Bank (Canada) Term Loan Facility:
To finance the acquisition of Kelsan Technologies Corp. (“Kelsan”) on November 30, 2004 we borrowed $14.9 million ($17.6 million CDN) under the term loan facility through Portec Rail Nova Scotia Company, a wholly-owned subsidiary of Portec Rail Products, Inc. Portec Rail Nova Scotia Company is the borrower of the funds under the credit agreement, and Portec Rail Products, Inc. is the sole guarantor of the term loan with substantially all of our United States assets pledged as collateral. Under this seven-year term loan, our monthly principal payments are approximately $188,000 ($210,050 CDN). We have the option to direct outstanding borrowings under a Canadian prime lending rate option, a Canadian Banker’s Acceptance Equivalent Note (“BA Note”) option, or utilize a combination of both of these options at our discretion. Interest rates under these options are the prevailing Canadian prime rate plus an applicable margin of .75% to 1.75% (prime rate option), or the BA Note interest rate plus an applicable margin of 1.75% to 2.75% (BA Note option). As of June 30, 2006, we had outstanding borrowings of $11.1 million ($12.4 million CDN) that were priced under the BA Note rate option at 6.06%. This term loan is scheduled to mature on November 30, 2011.
National City Bank – United States Revolving Credit Facility:
Under the U.S. revolving credit facility, we can borrow up to $7.0 million to support the working capital requirements of our United States operations. Prior to December 2005, outstanding borrowings under this revolving credit facility could be in an amount up to 80% of the outstanding eligible accounts receivable, plus 50% of the aggregate value of eligible inventory, plus 50% of the value of the outstanding net book value of property, plant and equipment. In December 2005, this credit facility was modified to eliminate the percentage advances against eligible accounts receivable, inventory and property, plant and equipment. The interest rate on outstanding borrowings under this facility is the financial institution’s prime rate, which was 8.25% as of June 30, 2006. There were no outstanding borrowings under this facility as of June 30, 2006. This facility also provides for standby and commercial letters of credit not to exceed $1.0 million. As of June 30, 2006, no standby or commercial letters of credit were issued. This credit facility is scheduled to expire on September 30, 2007.
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

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Borrowings on this facility accrued interest at 7.0% at June 30, 2006. Outstanding borrowings under this facility were $1.7 million ($1.9 million CDN) as of June 30, 2006. This facility is scheduled to expire on December 31, 2008.
(b) United Kingdom Loans
Term Loans - Coronet Rail Acquisition:
To finance the acquisition of Coronet Rail, Ltd. on April 12, 2006, our United Kingdom subsidiary borrowed $4.2 million (£2.4 million pounds sterling) from a United Kingdom financial institution in the form of 1) a $2.6 million (£1.5 million pounds sterling) five-year term loan at an interest rate equal to the financial institution’s base rate plus 1.75% and 2) a $1.6 million (£900,000 pounds sterling) fifteen-year term loan at an interest rate equal to the financial institution’s base rate plus 1.25%. Portec Rail Products (UK) Ltd. is the guarantor of the term loans with substantially all of our United Kingdom assets pledged as collateral. As of June 30, 2006, the interest rates on these two loans were 6.25% and 5.75%, respectively. Monthly principal and interest payments are $54,000 (£29,000 pounds sterling) and $13,000 (£7,000 pounds sterling) under the five-year term loan and fifteen-year term loan, respectively. As of June 30, 2006, we had outstanding combined borrowings of $4.3 million (£2.3 million pounds sterling). The $2.6 million and the $1.6 million term loans are scheduled to mature on April 12, 2011 and April 12, 2021, respectively. This agreement contains certain financial covenants that require us to maintain senior interest and cash flow coverage ratios. We were in compliance with these financial covenants as of June 30, 2006.
Working Capital Facility – Invoice Discounting:
In conjunction with the acquisition of Coronet Rail on April 12, 2006, we entered into an accounts receivable factoring facility (“invoice discounting”) with a United Kingdom financial institution that enables Coronet Rail to borrow up to 85% of its eligible accounts receivable, to a maximum of $1.4 million (£750,000 pounds sterling) for its working capital needs. The interest rate on this working capital facility is the financial institution’s base rate plus 2.0%. At June 30, 2006, the interest rate on this facility was 6.5% and the outstanding borrowings were $82,000 (£44,000 pounds sterling). This facility is scheduled to expire on April 12, 2007.
Working Capital Facility – Overdraft:
Prior to the acquisition of Coronet Rail in April 2006, Portec Rail Products (UK) Ltd. had a $1.4 million (£750,000 pounds sterling) overdraft credit facility on its primary bank account with a financial institution in the United Kingdom to support its working capital requirements. The interest rate on this overdraft facility is the financial institution’s base rate plus 1.5%. For any borrowings in excess of $1.4 million (£750,000 pounds sterling) that the financial institution approves, the interest rate is the financial institution’s base rate plus 3.5%. This credit facility provides for an additional $324,000 (£175,000 pounds sterling) of availability for the issuance of performance bonds. There were no outstanding borrowings under this facility at June 30, 2006; however, our availability under this credit facility was reduced due to outstanding performance bonds in the amount of $321,000 (£174,000 pounds sterling) as of June 30, 2006.
In April 2006, in conjunction with the financing provided for the acquisition of Coronet Rail, Ltd. (see Acquisition of Coronet Rail, Ltd., Note 3, page 6), the components of the overdraft facility were modified, resulting in a total credit facility of $1.7 million (£915,000 pounds sterling) and extended until April 12, 2007. The components of this credit facility now include an overdraft availability of $1.3 million (£700,000 pounds sterling), $324,000 (£175,000 pounds sterling) for the issuance of performance bonds, and $74,000 (£40,000 pounds sterling) for the negotiation of foreign checks. This facility is collateralized by substantially all of the assets of Portec Rail Products (UK) Ltd. and its wholly-owned subsidiaries, including Coronet Rail, Ltd.
(c) Promissory Notes – Salient Systems Acquisition
In connection with the acquisition of Salient Systems on September 30, 2004, we executed two promissory notes. One promissory note was executed with Harold Harrison, the founder and former President and Chief Executive Officer of Salient Systems. This promissory note, in the aggregate principal amount of $1,064,000 is due to Mr. Harrison in four equal, annual installments of $266,000 beginning January 3, 2006 and ending January 3, 2009. A second promissory note was executed with

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Falls River Group, LLC, which acted as a financial advisor to Salient Systems. This promissory note, in the aggregate principal amount of $56,000 is due to Falls River Group, LLC in four equal, annual installments of $14,000 beginning January 3, 2006 and ending January 3, 2009. In January 2006, the first principal payments of $266,000 and $14,000, and accrued interest of $85,000, were paid to the note holders. The unpaid principal balance of the promissory notes accrues interest at the prime rate as published in the Wall Street Journal. All accrued and unpaid interest is payable annually beginning January 3, 2006. The outstanding balance on the promissory notes accrued interest at 8.25% as of June 30, 2006. As of June 30, 2006, we had accrued interest of $32,000 related to these promissory notes.
Note 6: Retirement Plans
The components of our net periodic pension cost (benefit) of our United States defined benefit pension plan are as follows for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	(In Thousands)
Interest cost	$132	$130	$265	$260
Expected return on plan assets	(162)	(170)	(324)	(340)
Amortization of unrecognized loss	27	12	54	24

Pension (benefit)	$(3)	$(28)	$(5)	$(56)

No contributions were made to this pension plan during 2005 and we do not anticipate making any contributions to this pension plan during 2006.
The components of net periodic pension cost (benefit) of our United Kingdom defined benefit pension plans are as follows:

	Three Months Ended June 30,
	Portec Rail	Conveyors	Portec Rail	Conveyors
	Plan	Plan	Plan	Plan
	2006	2006	2005	2005
	(In Thousands)
Interest cost	$71	$16	$77	$11
Expected return on plan assets	(77)	(16)	(73)	(18)
Amortization of transition amount	(13)	(3)	(13)	(3)
Amortization of unrecognized loss (gain)	30	2	30	(3)

Pension cost/(benefit)	$11	$(1)	$21	$(13)

	Six Months Ended June 30,
	Portec Rail	Conveyors	Portec Rail	Conveyors
	Plan	Plan	Plan	Plan
	2006	2006	2005	2005
	(In Thousands)
Interest cost	$140	$31	$159	$22
Expected return on plan assets	(152)	(32)	(150)	(37)
Amortization of transition amount	(26)	(5)	(27)	(5)
Amortization of unrecognized loss (gain)	59	3	62	(6)

Pension cost/(benefit)	$21	$(3)	$44	$(26)

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Our funding policy for the Portec Rail plan is to contribute the greater of $22,000 (£12,000 pounds sterling) or the minimum annual contribution required by applicable regulations. Our contributions to the Portec Rail Plan totaled $5,000 and $11,000 (£3,000 and £6,000 pounds sterling) for each of the three and six month periods ended June 30, 2006 and June 30, 2005, respectively. No contributions were made to the Conveyors Plan for the three and six month periods ended June 30, 2006 and June 20, 2005, nor do we expect to make any contributions to this plan during 2006.
Note 7: Comprehensive Income
Comprehensive income for the three and six months ended June 30, 2006 and 2005 is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	(In Thousands)
Net income	$1,522	$1,708	$2,556	$2,713
Minimum pension liability adjustment, net of tax	(81)	88	(93)	113
Foreign currency translation adjustments, net of tax	652	(373)	666	(488)

Comprehensive income	$2,093	$1,423	$3,129	$2,338

Note 8: Earnings Per Share
Basic earnings per share (EPS) is computed as net income available to common shareholders divided by the weighted average common shares outstanding. Diluted earnings per share considers the potential dilution that occurs related to issuance of common stock under stock option plans. At the present time, we do not have any stock options outstanding that would cause dilution.
On June 8, 2006, our shareholders approved the Portec Rail Products, Inc. 2006 Stock Option Plan (the Option Plan). The Option Plan authorizes the issuance of up to 150,000 shares of common stock of Portec Rail Products, Inc. pursuant to grants of incentive and non-statutory stock options and will remain in effect for a period of ten years. We adopted Statement of Financial Accounting Standards No. 123 (R), Shared-Based Payments (SFAS123(R)), effective January 1, 2006. Stock options granted will be accounted for in accordance with SFAS 123 (R). As of June 30, 2006, we had not granted any stock options under the Option Plan.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 9: Commitments and Contingencies
Contractual Obligations
The following is a summary of our contractual obligations as of June 30, 2006, due on a calendar year basis:

		Less			More
		than 1	1 – 3	3 – 5	than 5
Contractual Obligations	Total	year	years	years	years
	(In Thousand)
Long term debt	$16,261	$1,407	$6,279	$6,158	$2,417
Revolving credit facilities	1,829	1,829	—	—	—
Future interest payments (1)	2,999	446	1,457	660	436
Purchase obligations	5,570	5,570	—	—	—
Operating leases	3,262	601	1,517	488	656
Capital leases	107	43	64	—	—
Pension contributions (2)	11	11	—	—	—

Total contractual obligations	$30,039	$9,907	$9,317	$7,306	$3,509

(1)	Represents future interest payments on long-term debt obligations as of June 30, 2006. Assumes that the interest rates on our long-term debt agreements at June 30, 2006 (See Note 4 of the consolidated financial statements of Form 10-Q) will continue for the life of the agreements.

(2)	Pension plan contributions that may be required more than one year from June 30, 2006 will be dependent upon the performance on plan assets.
Litigation
We are involved from time to time in lawsuits that arise in the normal course of business. We actively and vigorously defend all lawsuits. We have been named with numerous other defendants in an environmental lawsuit. The plaintiff seeks to recover costs which it has incurred, and may continue to incur, to investigate and remediate its former property as required by the New York State Department of Environmental Conservation (NYSDEC). We have not been named as a liable party by the NYSDEC and believe we have no liability to the plaintiff in the case. We filed a motion for summary judgment seeking a ruling to have us dismissed from the case. In November 2003, the motion for summary judgment was granted and we were dismissed from the case by the United States District Court for the Northern District of New York. In March 2004, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit, appealing, in part, the District Court’s decision to dismiss all claims against us. In April 2005, the plaintiff’s appeal was dismissed by the Second Circuit Court without prejudice, and the matter was remanded to the United States District Court for the Northern District of New York for consideration in light of a recent United States Supreme Court decision. As a result, in June 2006, the District Court dismissed all claims brought by the plaintiff pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA or Superfund). On July 24, 2006, the plaintiff filed a notice of appeal to the Second Circuit. Ongoing litigation may be protracted, and we may incur additional ongoing legal expenses, which are not estimable at this time.
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

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	(In Thousands)
External Sales (A)
RMP	$13,905	$11,403	$24,149	$20,762
SSD	729	1,544	1,853	2,877
Canada	7,191	7,204	12,988	13,097
United Kingdom	7,147	3,935	13,097	8,171

Total	$28,972	$24,086	$52,087	$44,907

Intersegment Sales (A)
RMP	$638	$519	$1,192	$1,035
SSD	11	3	11	3
Canada	1,988	1,750	3,664	2,830
United Kingdom	10	7	12	32

Total	$2,647	$2,279	$4,879	$3,900

Total Sales
RMP	$14,543	$11,922	$25,341	$21,797
SSD	740	1,547	1,864	2,880
Canada	9,179	8,954	16,652	15,927
United Kingdom	7,157	3,942	13,109	8,203

Total	$31,619	$26,365	$56,966	$48,807

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	(In Thousands)
Operating Income (Loss) (A), (B)
RMP	$2,082	$1,714	$3,017	$2,917
SSD	32	294	140	501
Canada	697	1,099	1,158	1,668
United Kingdom	568	187	1,432	543
Corporate Shared Services	(810)	(742)	(1,543)	(1,416)

Total	2,569	2,552	4,204	4,213

Interest Expense	296	209	505	472

Other Expense (Income), net	73	36	71	(35)

Income Before Income Taxes	$2,200	$2,307	$3,628	$3,776

Depreciation and Amortization
RMP	$197	$181	$387	$359
SSD	5	2	10	4
Canada	315	286	620	565
United Kingdom	219	122	330	242
Corporate Shared Services	22	7	42	9

Total	$758	$598	$1,389	$1,179

Capital Expenditures
RMP	$79	$296	$271	$403
SSD	37	—	37	—
Canada	625	80	868	175
United Kingdom (1)	25	45	59	106
Corporate Shared Services	34	63	54	84

Total	$800	$484	$1,289	$768

(1)	Capital expenditures for the United Kingdom do not include assets purchased with the Coronet Rail acquisition of $362,000 of property, plant, and equipment and $5.6 million of goodwill and intangible assets.
(A) External sales, intersegment sales, and operating income for the three and six months ended June 30, 2005 include adjustments for the reclassification of the results of operations of Kelsan Europe from the Canada business segment to the United Kingdom business segment to be consistent with 2006 segment presentation. On December 31, 2005, the assets of Kelsan Europe (formerly part of the Canada segment) were purchased by Portec Rail Products (UK) Ltd. Beginning January 1, 2006, the results of operations for Kelsan Europe are included within our United Kingdom business segment. The net effect of these adjustments on the consolidated results is zero; however, the effects on external sales, intersegment sales, and operating income by business segment are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	(In Thousands)
Effects on External Sales
Canada	$—	$(803)	$—	$(1,600)
United Kingdom	—	803	—	1,600

Total	$—	$—	$—	$—

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	(In Thousands)
Effects on Intersegment Sales
Canada (1)	$—	$(33)	$—	$406
United Kingdom	—	—	—	—

Total	$—	$(33)	$—	$406

	(In Thousands)
Effects on Operating Income
Canada	$—	$(50)	$—	$(191)
United Kingdom	—	50	—	191

Total	$—	$—	$—	$—

(1)	Represents intersegment sales between Kelsan-Canada (selling division) and Kelsan-Europe (purchasing division). Prior to January 1, 2006, these sales were eliminated as part of the consolidation of Kelsan Technologies. Beginning January 1, 2006, Kelsan Europe is now included within the United Kingdom business segment; therefore, these sales need to be classified as intersegment sales for the Canada business segment. This reclassification has no effect on consolidated results.
(B) Operating Income (Loss) for the three and six months ended June 30, 2005 includes an adjustment for the reclassification of three professional and two executive employees’ salary and benefit expenses to be consistent with the allocation of these expenses in 2006. Beginning in April 2005, corporate shared services began to absorb the salaries, benefits, and business travel expenses for one professional and two executive employees due to internal promotions and new responsibilities. Beginning in January 2006, corporate shared services began to absorb the salaries, benefits, and business travel expenses for two professional employees due to the assignment of new responsibilities for these employees. The effects of these adjustments on total Operating Income are zero; however, the effects on Operating Income (Loss) by business segment is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	(In Thousands)
Effects on Operating Income
RMP	$—	$39	$—	$137
Canada	—	—	—	31
Corporate Shared Services	—	(39)	—	(168)

Total	$—	$—	$—	$—

	June 30	December 31
	2006	2005
	(In Thousands)	(In Thousands)
Total Assets
RMP	$40,853	$42,531
SSD	2,193	2,007
Canada	32,824	32,040
United Kingdom	22,771	11,503
Corporate Shared Services	801	788

Total	$99,442	$88,869

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 11: Subsequent Event
On July 18, 2006, Portec Rail Products (UK) Ltd announced a reorganization plan which will consolidate our rail and material handling operations in the United Kingdom. In conjunction with this plan, our Wrexham, Wales and Stone, England facilities will be closed. As a result, the current rail operations at Wrexham and Stone will be transferred to our Sheffield, England facility, and the current material handling operations at Wrexham will be transferred to our Leicester, England facility. The proposed closure dates for the Stone and Wrexham facilities are September 30, 2006, and December 31, 2006, respectively. All employees at the Wrexham and Stone facilities will be offered employment on similar terms and conditions at the Sheffield and Leicester facilities. As part of the reorganization plan, we anticipate that we may incur costs associated with exit and disposal activities, which include, but are not limited to, employee termination benefits, costs to terminate operating leases, employee relocation costs and moving expenses. We will recognize these costs in accordance with Statement of Financial Accounting Standards No. 146 Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), Statement of Financial Accounting Standards No. 112 Employers’ Accounting for Postemployment Benefits (SFAS 112), and Statement of Financial Accounting Standards No. 144 Accounting for Impairment or Disposal of Long-Lived Assets (SFAS 144). During the three and six months ended June 30, 2006, no expense has been recognized related to this reorganization plan. Additionally, as of June 30, 2006, we are unable to reasonably estimate the amount of future expense that may be incurred.
Note 12: Change in Accounting Principle
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (R), Share-Based Payments (SFAS 123 (R)). SFAS 123 (R) addresses all forms of share-based payment awards, including shares under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123 (R) requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards.
As indicated in Note 8, on June 8, 2006, our shareholders approved the Portec Rail Products, Inc. 2006 Stock Option Plan (the Option Plan). As of June 30, 2006, we had not granted any options under the Option Plan; as such, there was no impact to the consolidated financial statements due to the adoption of SFAS 123 (R). When stock options are granted under the Option Plan, we will begin recognizing expense in accordance with the provisions of SFAS 123 (R).
On January 1, 2006 we adopted Statement of Financial Accounting Standards No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4 (SFAS 151). SFAS 151 requires that abnormal amounts of idle facility expenses, freight and/or handling, and waste materials (spoilage) be recognized as current-period charges. It also requires that allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. Adoption of this Standard does not have a material effect on us.
Note 13: Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (Fin 48), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. Interpretation 48 clarifies Statement 109, Accounting for Income Taxes, by indicating the criteria that an individual tax position is required to meet before an entity can recognize some or all of that position in its financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Interpretation 48 is in effect for fiscal years beginning after December 15, 2006. The Company will adopt this Interpretation as of the required effective date. The cumulative effect of initially applying this Interpretation, if any, will be recognized as of the required effective date. We do not expect the adoption of this Interpretation to have a material effect on us.

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
     The Company identifies important factors that could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. In particular, the Company’s future results could be affected by a variety of factors, such as:
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

Overview
     In the United States, Canada and the United Kingdom, we are a manufacturer, supplier and distributor of a broad range of rail products, including rail joints, rail anchors, rail spikes, railway friction management products and systems, railway wayside data collection and data management systems and securement devices. End users of our rail products include Class I railroads, short-line and regional railroads and transit systems. Our North American business segments along with the rail division of our United Kingdom business segment serve these end users. In addition, our United Kingdom business segment also manufactures and supplies material handling products primarily to end users within the United Kingdom. These products include overhead and floor conveyor systems, racking systems and mezzanine flooring systems. The end users of our material handling products are primarily in the manufacturing, distribution, garment and food industries.
     In April 2006, we completed the acquisition of Coronet Rail, Ltd. (Coronet Rail), a United Kingdom-based manufacturer of railway track component products. Coronet Rail is a major supplier of insulated rail joints and track fasteners to the United Kingdom railways as well as to international customers, and is located in Sheffield, England, United Kingdom. Coronet Rail is operated under the United Kingdom business segment. Since the effective date of the acquisition, all assets and liabilities of Coronet Rail, and the results of operations for Coronet Rail, have been included in the United Kingdom segment and the consolidated financial statements. See Notes to Condensed Consolidated Financial Statements — Acquisition of Coronet Rail, Ltd., Note 3, page 6.
Results of Operations
Three Months Ended June 30, 2006 compared to Three Months Ended June 30, 2005
     Net Sales. Net sales increased to $29.0 million for the three months ended June 30, 2006, an increase of $4.9 million or 20.3%, from $24.1 million for the comparable period in 2005. The increase in net sales is attributable to increased sales of $3.2 million at our United Kingdom operations and $2.5 million at RMP, partially offset by a decrease in net sales of $815,000 at SSD. Net sales at our United Kingdom operation increased $1.7 million in the current period due to stronger customer demand for both our material handling and rail product lines. Additionally, the acquisition of Coronet Rail in April 2006 added $1.5 million of sales to our United Kingdom operations during the second quarter of 2006. Net sales at RMP increased $2.5 million during the second quarter of 2006, reflecting a $1.8 million increase in customer demand for our friction management and track component products and a $654,000 increase in customer demand for our wayside data collection and data managements systems at Salient Systems. Included in this $1.8 million is $293,000 related to steel surcharges being a pass-through cost to our customers at no additional profit. Net sales at SSD decreased $815,000 across all major product lines during the second quarter of 2006, reflecting weaker demand for securement systems in the current period.
     Gross Profit. Gross profit increased to $8.5 million for the three months ended June 30, 2006, an increase of $709,000 or 9.1%, from $7.8 million for the comparable period in 2005. However, our consolidated gross profit percent declined to 29.3% in the current period, from 32.3% for the three months ended June 30, 2005. The decline in gross profit percent is primarily due to the product mix being comprised more from lower margin track components at RMP, in addition to increased material costs for some of these track component products. The increase in gross profit dollars is attributable to increased gross profit of $811,000 at our United Kingdom operations and $495,000 at RMP, partially offset by lower gross profit of $337,000 at our Canadian operations and $260,000 at SSD. The acquisition of Coronet Rail in April 2006 contributed $427,000 of gross profit to our United Kingdom operations. Additionally, higher sales volume at our United Kingdom operations contributed an additional $384,000 of gross profit during the current period. The increase in gross profit dollars at RMP includes $464,000 of additional gross profit primarily due to higher sales volume of Salient Systems’ products. Gross profit at our Canadian operations declined $337,000 in the current period, primarily due to a decrease in the sales volume of rail anchors, partially offset by foreign currency translation of $127,000 that positively impacted gross profit. Gross profit at SSD decreased $260,000 primarily due to lower sales volume across all major product lines.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $5.7 million for the three months ended June 30, 2006, an increase of $618,000 or 12.2%, from $5.0 million for the comparable period in 2005. The increase is primarily due to increased expenses of $377,000 at our United Kingdom operations and $133,000 at RMP, along with slight increases in expenses at our other business segments. The acquisition of Coronet Rail added $238,000 of new selling, general, and administrative expenses to our United Kingdom operations during the second quarter of 2006. Additionally, the increase in selling, general and administrative expenses of $139,000 at our United Kingdom operation is primarily due to increased employee salaries and benefits, employee additions, consulting and other professional fees. Increased selling, general and administrative expenses at RMP are primarily due to increased employee salaries and benefits, employee additions, and higher sales commissions at Salient Systems.

     Amortization Expense. Amortization expense increased to $247,000 for the three months ended June 30, 2006, an increase of $74,000 or 42.8%, from $173,000 for the comparable period in 2005. This increase is primarily due to amortization expense on intangible assets purchased and deferred financing fees incurred as a result of the Coronet Rail acquisition in April 2006. Amortization expense for these intangible assets amounted to $63,000 for the three months ended June 30, 2006.
     Interest Expense. Interest expense increased to $296,000 for the three months ended June 30, 2006, an increase of $87,000 or 41.6%, from $209,000 for the comparable period in 2005. This increase is primarily due to a $4.2 million term loan from a United Kingdom financial institution obtained in April 2006, the proceeds of which were used to finance the acquisition of Coronet Rail, which added $57,000 of interest expense during the second quarter of 2006. Total long-term debt increased to $18.2 million at June 30, 2006, from $15.1 million at June 30, 2005.
     Provision for Income Taxes. Provision for income taxes increased to $678,000 for the three months ended June 30, 2006, from $599,000 for the comparable period in 2005. The effective tax rates on taxable income were 30.8% and 26.0% for the three months ended June 30, 2006 and 2005, respectively. Our consolidated effective tax rate reflects research and development tax credits received by our Canadian operations, which reduced income tax expense by $67,000 and $148,000, or 3.1% and 6.4% for the three months ended June 30, 2006 and 2005, respectively.
     Net Income. Net income decreased to $1.5 million for the three months ended June 30, 2006, a decrease of $186,000 or 10.9%, from $1.7 million for the comparable period in 2005. Our basic and diluted net income decreased to $.16 per share for the three months ended June 30, 2006, from $.18 per share for the comparable period in 2005, on average shares outstanding of 9,601,779 for both periods.
Six Months Ended June 30, 2006 compared to Six Months Ended June 30, 2005
     Net Sales. Net sales increased to $52.1 million for the six months ended June 30, 2006, an increase of $7.2 million or 16.0%, from $44.9 million for the comparable period in 2005. The increase in net sales is primarily attributable to increased sales of $4.9 million at our United Kingdom operations and $3.4 million at RMP, partially offset by a decrease in net sales of $1.0 million at SSD. Net sales at our United Kingdom operations increased $3.4 million in the current period, which includes a $3.8 million increase due to stronger customer demand for both our material handling and rail product lines, offset by a $423,000 foreign currency translation that negatively impacted sales. Additionally, net sales at our United Kingdom operations were positively impacted by the acquisition of Coronet Rail in April 2006, which added $1.5 million of sales during the first six months of 2006. Net sales at RMP increased $3.4 million during the first six months of 2006, reflecting a $2.9 million increase in customer demand for our friction management and track component products and a $487,000 increase in customer demand for our wayside data collection and data managements systems at Salient Systems. Included in this $2.9 million is $506,000 related to steel surcharges being a pass-through cost to our customers at no additional profit. Net sales at SSD decreased $1.0 million across all product lines during the first six months of 2006, primarily due to weaker customer demand across all major product lines during the first six months of 2006.
     Gross Profit. Gross profit increased to $15.3 million for the six months ended June 30, 2006, an increase of $1.0 million or 7.0%, from $14.3 million for the comparable period in 2005. However, our consolidated gross profit percent declined to 29.4% in the current period, from 31.8% for the six months ended June 30, 2005. The decline in gross profit percent is primarily due to the product mix being comprised more from lower margin track components at RMP, in addition to increased material costs for some of these track component products. The increase in gross profit dollars is attributable to increased gross profit of $1.4 million at our United Kingdom operations and $353,000 at RMP, partially offset by decreased gross profit of $419,000 at our Canadian operations and $357,000 at SSD. The increase in gross profit at our United Kingdom operation includes $1.1 million of additional gross profit from the increased sales volume of our material handling and rail product lines, partially offset by a $137,000 foreign currency translation that negatively impacted gross profit. Additionally, the acquisition of Coronet Rail in April 2006 contributed $427,000 of gross profit to our United Kingdom operation. The increase in gross profit at RMP includes $333,000 of additional gross profit primarily due to higher sales volume from Salient Systems during the current period. The decrease in gross profit of $419,000 at our Canadian operations is primarily due to lower sales volume from our rail anchors.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $10.7 million for the six months ended June 30, 2006, an increase of $1.0 million or 10.3%, from $9.7 million for the comparable period in 2005. This increase is primarily due to increased expenses of $519,000 at our United Kingdom operations, $263,000 at RMP and $126,000 in corporate shared services. Increased selling, general and administrative expenses of $281,000 at our United Kingdom operations in Leicester, England and Wrexham, Wales, are primarily due to increased employee salaries and benefits, employee additions, higher professional, legal and consulting fees, increased advertising expenses, and higher sales commissions to support the increased sales volumes. Additionally, the acquisition of Coronet Rail in April 2006 added $238,000 of selling, general and administrative expenses to our United Kingdom operations during the current period. The increase in selling, general and administrative expenses of $263,000 at RMP includes a $135,000 increase in expenses at Salient Systems primarily due to increased employee salaries and benefits, employee additions and higher sales commissions resulting from the increased sales volume. Additionally, increased expenses of $128,000 at RMP’s Pittsburgh office are primarily due to increased employee salaries and benefits, employee additions, and higher sales commissions. Selling, general and administrative expenses for corporate shared services increased $126,000 in the current period primarily due to increased employee benefit costs, and higher legal fees and contractual services.
     Amortization Expense. Amortization expense increased to $418,000 for the six months ended June 30, 2006, an increase of $78,000 of 22.9%, from $340,000 for the comparable period in 2005. This increase is primarily due to amortization expense on intangible assets purchased and deferred financing fees incurred as a result of the Coronet Rail acquisition in April 2006. Amortization expense for these intangible assets amounted to $63,000 for the six months ended June 30, 2006.
     Interest Expense. Interest expense increased to $505,000 for the six months ended June 30, 2006, an increase of $33,000 or 7.0%, from $472,000 for the comparable period in 2005. This increase is primarily due to a $4.2 million term loan from a United Kingdom financial institution obtained in April 2006, the proceeds of which were used to finance the acquisition of Coronet Rail. Total long-term debt increased to $18.2 million at June 30, 2006, from $15.1 million at June 30, 2005.
     Provision for Income Taxes. The provision for income taxes of $1.1 million for the six months ended June 30, 2006 is comparable to the provision for income taxes of $1.1 million for the six months ended June 30, 2005. The effective tax rates on reported taxable income were 29.6 % and 28.1% for the six months ended June 30, 2006 and 2005, respectively. Our consolidated effective tax rate reflects research and development tax credits received by our Canadian operations, which reduced income tax expense by $133,000 and $196,000, or 3.7% and 5.2% for the six months ended June 30, 2006 and 2005, respectively.
     Net Income. Net income decreased to $2.6 million for the six months ended June 30, 2006, a decrease of $157,000 or 5.8%, from $2.7 million for the comparable period in 2005. Our basic and diluted net income per share decreased to $.27 for the six months ended June 30, 2006, from $.28 per share for the comparable period in 2005, on average shares outstanding of 9,601,779 for both periods.
Business Segment Review
     Our operations are organized into four business segments consisting of the Railway Maintenance Products Division (RMP), the Shipping Systems Division (SSD), Portec Rail Nova Scotia Company (Canada) and Portec Rail Products (UK) Ltd. (United Kingdom), along with corporate shared services. The presentation of segment information reflects the manner in which we organize and manage our segments by geographic areas for making operating decisions, assessing performance and allocating resources. Intersegment sales do not have an impact on our consolidated financial condition or results of operations. Coronet Rail is operated under the United Kingdom business segment. Since the acquisition date, all assets and liabilities of Coronet Rail, and the results of operations for Coronet Rail, have been included in the United Kingdom segment and the consolidated financial statements.
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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	(In Thousands)
External sales	$13,905	$11,403	$24,149	$20,762
Intersegment sales	638	519	1,192	1,035
Operating income (2)	2,082	1,714	3,017	2,917

Sales by product line(1)
Track component products (3)	$7,336	$6,063	$13,382	$11,656
Friction management products and services	5,352	4,739	9,148	7,878
Wayside data collection and data management systems	1,458	830	2,161	1,683
Other products and services	397	290	650	580

Total product and service sales	$14,543	$11,922	$25,341	$21,797

(1)	Includes intersegment sales.

(2)	Includes an adjustment of $39,000 for the three months ended June 30, 2005 to reclass salary and benefit expenses for two professional employees to be consistent with the allocation of these expenses during 2006. Includes an adjustment of $137,000 for the six months ended June 30, 2005 to reclass salary and benefit expenses for one executive and three professional employees to be consistent with the allocation of these expenses during 2006. Beginning in April 2005, corporate shared services began to absorb the salaries, benefits, and business travel expenses for one professional and one executive employee due to internal promotions and assignment of new responsibilities. The adjustment for this one professional and one executive employee was zero for the three months ended June 30, 2005 and totaled $59,000 for the six months ended June 30, 2005. Additionally, beginning in January 2006, corporate shared services began to absorb the salaries, benefits and business travel expenses for two professional employees due to the assignment of new responsibilities. The adjustment for these two professional employees totaled $39,000 for the three months ended June 30, 2005 and $78,000 for the six months ended June 30, 2005.

(3)	Formerly referred to as Rail Joints and Related Products.
     For the three months ended June 30, 2006, external sales for RMP increased by $2.5 million or 21.9%, to $13.9 million from $11.4 million during the comparable period in 2005. The increase in external sales is primarily due to a $1.8 million increase in customer demand for our track component and friction management products, and a $654,000 increase in demand for our wayside data collection and data managements systems at Salient Systems. Included in this $1.8 million is $293,000 related to steel surcharges being a pass-through cost to our customers at no additional profit. Operating income for the three months ended June 30, 2006 increased to $2.1 million from $1.7 million for the comparable period in 2005, an increase of $368,000 or 21.5%. Operating income as a percentage of external sales remained relatively flat, however, as our gross margin percent declined in the current period, primarily due to material cost increases for some of our track component products, and product mix. The increase in operating income dollars for RMP is attributable to additional gross profit of $464,000 at Salient Systems due to higher sales volume, partially offset by increased selling, general and administrative expenses of $133,000 due to increased employee salaries and benefits, employee additions, and higher sales commissions at Salient Systems.
     For the six months ended June 30, 2006, external sales for RMP increased by $3.4 million or 16.3%, to $24.2 million from $20.8 million during the comparable period in 2005. The increase in external sales is primarily due to a $2.9 million increase in customer demand for our track component and friction management products and a $487,000 increase in customer demand for our wayside data collection and data management systems at Salient Systems. Included in this $2.9 million is $506,000 related to steel surcharges being a pass-through cost to our customers at no additional profit. Operating income for the six months ended June 30, 2006 increased to $3.0 million from $2.9 million for the comparable period in 2005, an increase of $100,000 or 3.4%. Operating income as a percentage of external sales declined in the current period, however, as our gross margin percent declined in the current period, primarily due to material cost increases for some of our track component products, and product mix. The increase in gross margin dollars is attributable to additional gross profit of $333,000 at Salient Systems due to higher sales volume, partially offset by a $135,000 increase in selling, general and administrative expenses due to increased employee salaries and benefits, employee additions, and higher sales commissions at Salient Systems. Additionally, selling, general and administrative expenses at RMP’s Pittsburgh office increased $128,000 primarily due to increased employee salaries and benefits, employee additions, and higher sales commissions.

     Shipping Systems Division – “SSD”. SSD engineers and sells load securement systems to the railroad freight car market. These systems are used to secure a wide variety of products and lading onto freight cars. Most of the assembly work for SSD is performed at RMP’s Huntington, West Virginia manufacturing plant, although some manufacturing is subcontracted to independent third parties.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	(In Thousands)
External sales	$729	$1,544	$1,853	$2,877
Intersegment sales	11	3	11	3
Operating income	32	294	140	501

Sales by product line(1)
Auto rack load securement systems	$33	$456	$170	$975
Heavy duty load securement systems	240	229	379	372
Strap securement systems	261	436	705	889
All other load securement systems	206	426	610	644

Total product and service sales	$740	$1,547	$1,864	$2,880

(1)	Includes intersegment sales.
     For the three months ended June 30, 2006, external sales for SSD decreased by $815,000 or 52.8%, to $729,000 from $1.5 million during the comparable period in 2005. The decrease in external sales is due to lower sales across all major product lines, primarily our auto rack load securement systems, as a result of lower demand for auto rack bridge plates in the current period. Operating income for the three months ended June 30, 2006 decreased to $32,000 from $294,000 during the comparable period in 2005, a decrease of $262,000 or 89.1%, primarily due to lower gross profit on the lower sales volume across all major product lines.
     For the six months ended June 30, 2006, external sales for SSD decreased by $1.0 million or 35.6%, to $1.9 million from $2.9 million during the comparable period in 2005. The decrease in external sales is due to lower sales across all major product lines, primarily our auto rack load securement systems, as a result of lower demand for auto rack bridge plates in the current period. Operating income for the six months ended June 30, 2006 decreased to $140,000 from $501,000 during the comparable period in 2005, a decrease of $361,000 or 72.1%, primarily due to lower gross profit on the lower sales volume across all major product lines.
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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
		(In Thousands)
External sales (2)	$7,191	$7,204	$12,988	$13,097
Intersegment sales (2)	1,988	1,750	3,664	2,830
Operating income (2), (3)	697	1,099	1,158	1,668
Average translation rate of Canadian dollar to United States dollar	0.8883	0.8086	0.8852	0.8089

Sales by product line(1)
Rail anchors and spikes	$5,479	$5,495	$9,986	$10,110
Friction management products and services	3,396	3,132	6,205	5,296
Other products and services	304	327	461	521

Total product and service sales	$9,179	$8,954	$16,652	$15,927

(1)	Includes intersegment sales.

(2)	Results for the three months ended June 30, 2005 include adjustments of ($803,000), ($33,000), and ($50,000) to external sales, intersegment sales, and operating income, respectively, to be consistent with 2006 segment presentation. Results for the six months ended June 30, 2005 include adjustments of ($1.6 million), $406,000, and $(191,000) to external sales, intersegment sales, and operating income, respectively, to be consistent with 2006 segment presentation. The net effect of the adjustment made to external and intersegment sales is reflected within sales of friction management products and services. On December 31, 2005, the assets of Kelsan Europe (formerly part of the Canada segment) were purchased by Portec Rail Products (UK) Ltd. (United Kingdom segment). Beginning January 1, 2006, the results of operations for Kelsan Europe are included within our United Kingdom business segment. The net effect of these adjustments on consolidated results for the three and six months ended June 30, 2006 is zero.

(3)	Includes an adjustment of $31,000 for the six months ended June 30, 2005 to reclass salary expense for one executive to be consistent with the allocation of these expenses during 2006. No adjustment is necessary for the three months ended June 30, 2005. Beginning in April 2005, corporate shared services began to absorb the salary and business travel expenses for this employee due to an internal promotion and assignment of new responsibilities for this employee. Operating income includes an operating loss from Portec Rail Nova Scotia Company of $150,000 and $135,000 for the three months ended June 30, 2006 and 2005, respectively, and an operating loss from Portec Rail Nova Scotia Company of $297,000 and $273,000 for the six months ended June 30, 2006 and 2005, respectively.
     For the three months ended June 30, 2006, external sales of $7.2 million for Canada are consistent with external sales of $7.2 million during the comparable period in 2005, primarily due to the effects of foreign currency translation. However, external sales in local currency (Canadian dollars) have declined in the current period due primarily to a decrease in demand for rail anchors. Operating income for the three months ended June 30, 2006 decreased to $697,000 from $1.1 million during the comparable period in 2005, a decrease of $402,000 or 36.6%. The decrease is primarily due to lower gross profit on sales of rail anchors at our Montreal operation due to decreased sales volume, partially offset by a $64,000 foreign currency translation that positively impacted operating income.
     For the six months ended June 30, 2006, external sales for Canada decreased by $109,000 or 0.8%, to $13.0 million from $13.1 million during the comparable period in 2005. The decrease in external sales is primarily attributable to a decrease in sales volume of $1.4 million from rail anchors at our Montreal operation, partially offset by a $966,000 foreign currency translation that positively impacted sales. Increased external sales of $288,000, which includes a foreign currency translation of $154,000 that positively impacted sales, are primarily due to higher sales of Keltrack products. Operating income for the six months ended June 30, 2006 decreased to $1.2 million from $1.7 million during the comparable period in 2005, a decrease of $510,000 or 30.6%. The decrease is attributable to lower gross profit of $521,000 at our Montreal operation due primarily to lower sales volume of rail anchors. In addition, gross profit at Kelsan decreased $246,000 primarily due to the product mix. Offsetting these decreases is a $102,000 foreign currency translation that positively impacted operating income.

     Portec Rail Products (UK) Ltd. – “United Kingdom”. In the United Kingdom, we operate and serve our customers in two markets. The United Kingdom’s rail business is primarily driven by sales of friction management products and services to the United Kingdom passenger rail network. The United Kingdom’s material handling business includes product lines such as overhead and floor conveyor systems, racking systems and mezzanine flooring systems. The end users of our material handling products are primarily United Kingdom-based companies in the manufacturing, distribution, garment and food industries. On April 12, 2006, we acquired Coronet Rail, effective as of April 8, 2006. Coronet Rail is a United Kingdom-based manufacturer of railway track component products and is a major supplier of insulated rail joints and track fasteners to the United Kingdom railways and international customers, and is located in Sheffield, England, United Kingdom. Since the acquisition, all assets and liabilities of Coronet Rail, and the results of operations for Coronet Rail, have been included in the United Kingdom segment and the consolidated financial statements.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2005	2005
	(In Thousands)
External sales (2)	$7,147	$3,935	$13,097	$8,171
Intersegment sales	10	7	12	32
Operating income (2)	568	187	1,432	543
Average translation rate of British pound sterling to United States dollar	1.8208	1.8517	1.8027	1.8687

Sales by product line(1)
Material handling products	$3,625	$2,167	$6,911	$4,415
Friction management products and services	1,985	1,775	4,651	3,788
Track component products (3)	1,547	—	1,547	—

Total product and service sales	$7,157	$3,942	$13,109	$8,203

(1)	Includes intersegment sales.

(2)	Results for the three months ended June 30, 2005 include adjustments of $803,000 and $50,000 to external sales and operating income, respectively, to be consistent with 2006 segment presentation. Results for the six months ended June 30, 2005 include adjustments of $1.6 million and $191,000 to external sales and operating income, respectively, to be consistent with 2006 segment presentation. The increase in external sales is reflected within sales of friction management products and services. On December 31, 2005, the assets of Kelsan Europe (formerly part of the Canada segment) were purchased by Portec Rail Products (UK) Ltd. Beginning January 1, 2006, the results of operations for Kelsan Europe are included within our United Kingdom business segment. The net effect of these adjustments on consolidated results for the three and six months ended June 30, 2006 is zero.

(3)	Prior to the acquisition, Coronet Rail’s fiscal year end was March 31st. Before pro forma adjustments, Coronet Rail audited net sales and operating profit for the year ended March 31, 2006 was $7.9 million (£4.4 million pounds sterling) and $1.3 million (£756,000 pounds sterling), respectively. For the year ended March 31, 2005, Coronet Rail audited net sales and operating income was $2.7 million (£1.5 million pounds sterling) and $306,000 (£165,000 pounds sterling), respectively. The amounts listed under this footnote are not included in the above United Kingdom table.
     For the three months ended June 30, 2006, external sales at our United Kingdom operations increased by $3.2 million or 81.6%, to $7.1 million from $3.9 million during the comparable period in 2005. Of this $3.2 million increase, $1.7 million is due to stronger demand for our products, primarily our material handling product line. Additionally, the acquisition of Coronet Rail in April 2006 added $1.5 million in sales during the second quarter of 2006. Operating income for the three months ended June 30, 2006 increased to $568,000 from $187,000 during the comparable period in 2005, an increase of $381,000 or 203.7%. The increase is attributable to additional gross profit of $384,000 due to higher sales volume of our products and services, partially offset by increased selling, general and administrative expenses of $139,000 due to increased salaries and benefits, employee additions, and higher professional fees. Additionally, Coronet Rail contributed $126,000 of operating income in the current period.
     For the six months ended June 30, 2006, external sales at our United Kingdom operations increased $4.9 million or 60.3%, to $13.1 million from $8.2 million during the comparable period in 2005. Of this $4.9 million, $3.8 million is due to stronger demand for both our material handling and friction management product lines, partially offset by a $423,000 foreign currency translation that negatively impacted sales. Additionally, the acquisition of Coronet Rail in April 2006 added $1.5 million of sales to the current period. Operating income for the six months ended June 30, 2006 increased to $1.4 million from $543,000 during the comparable period in 2005, an increase of $889,000 or 163.7%. The increase is due to higher gross profit of $1.1 million due to higher sales volume from our products and services, partially offset by a $137,000 foreign currency translation that negatively impacted gross profit. Offsetting increased gross profit is a $281,000 increase in selling, general and administrative expenses due to increased employee salaries and benefits, employee additions, higher professional, legal and consulting fees, increased advertising expenses, and higher sales commissions. Additionally, the acquisition of Coronet Rail in April 2006 contributed $126,000 of operating income to the current period.
Liquidity and Capital Resources
     Our cash flow from operations is the primary source of financing for internal growth, capital expenditures, repayment of long-term obligations, dividends to our shareholders, and other commercial commitments. The most significant risk associated with our ability to generate sufficient cash flow from operations is the overall level of demand for our products. Our total cash balance is $2.2 million at June 30, 2006. We may use this cash for acquisitions, product line expansions, or general corporate purposes. In addition to cash generated from operations, we have revolving and overdraft credit facilities in place to support the working capital needs of each of our business segments. We believe that our cash flow from operations and the ability to borrow additional cash under our working capital facilities along with our existing cash balances will be sufficient to meet our cash flow requirements and growth objectives over the next twelve months.
     Cash Flow Analysis. During the six months ended June 30, 2006 we generated $1.5 million in cash from operations compared to using $381,000 in cash from operations during the same period in 2005. Cash generated from operations is due to net income of $2.6 million; depreciation and amortization expense of $1.4 million; and a decrease of $597,000 in inventory balances primarily at our Montreal operation due to limited production in the second quarter of 2006 as a result of the installation of a new induction furnace for our manufacturing facility. Offsetting cash generated from operations were higher accounts receivable of $2.4 million, primarily due to the increased sales volume.
     Net cash used in investing activities was $6.0 million for the six months ended June 30, 2006, compared to $768,000 during the same period in 2005. Of the $6.0 million of cash used, $4.7 million of cash was used for the acquisition of Coronet Rail during the second quarter of 2006. Additionally, $1.3 million of cash used in investing activities for the six months ended June 30, 2006 was for capital expenditures. Our capital expenditures upgrade our machinery and equipment, improve our facilities, support new strategic initiatives or develop new products. During 2006, we installed the majority of the components for the new induction furnace for our Canadian manufacturing operation near Montreal. This project was approved by our Board of Directors in 2005, and will total approximately $1.0 million when complete. We anticipate that this project will be finalized during the third quarter 2006. The majority of our capital spending is discretionary. We believe that the overall level of capital spending for our business segments is sufficient to remain competitive.
     Net cash provided by financing activities was $1.2 million for the six months ended June 30, 2006, compared to $3.2 million of cash used in financing activities during the comparable period in 2005. Cash provided by financing activities during the six months ended June 30, 2006 is due to proceeds of $4.1 million (net of fees paid) from bank loans to purchase Coronet Rail in April 2006. Cash used in financing activities during the six months ended June 30, 2006 includes repayments of long-term debt obligations of $1.5 million; cash dividends of $1.2 million paid to shareholders; and net repayments on working capital facilities of $258,000.
Financial Condition
     At June 30, 2006, total assets were $99.4 million, an increase of $10.6 million or 11.9%, from $88.9 million at December 31, 2005. The increase at June 30, 2006 is primarily due to increased intangible assets and goodwill of $6.1 million, which includes $5.6 million of intangible assets and goodwill purchased as a result of the Coronet Rail acquisition in April 2006. Also contributing to the increase were higher accounts receivable, inventories, and prepaid expenses, which increased $6.4 million, and includes $2.9 million of Coronet Rail assets acquired in April 2006. Additionally, our net property, plant, and equipment increased $1.2 million, which includes $360,000 of Coronet Rail machinery and equipment purchased in April 2006. Partially offsetting these increases in assets is a decrease of $3.2 million in cash, primarily to support capital expenditures and to fund costs associated with the Coronet Rail acquisition during the current period.
     Total outstanding debt obligations were $18.2 million at June 30, 2006, an increase of $4.0 million or 28.2% from $14.2 million at December 31, 2005. The increase in total outstanding debt obligations is primarily due to bank term loans obtained in April 2006 in the original amount of $4.2 million, which were used to finance the acquisition of Coronet Rail.
     The products that we manufacture and sell, such as our rail joints, rail anchors and rail spikes, require steel as a major element in the production process. Worldwide steel prices began to increase in 2004, resulting in surcharges being added to our overall raw material costs. We have been successful in passing along to our customers (at no additional profit margins), the majority of surcharges that we incurred from our suppliers. However, we have begun to see a transition from surcharges to higher base prices for some of the materials, primarily steel, used in our track component products. As a result, we have incurred higher material costs which have had an impact on our financial results in 2006. If a prolonged increase in steel prices should continue and we are unable to pass on these added costs to our customers, our future earnings may be negatively impacted.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to interest rate risk on our long-term debt obligations and our working capital facilities are under floating interest rate arrangements. We have determined that these risks are not significant enough to warrant hedging programs. If interest rates increase we will be exposed to higher interest rates and we will be required to use more cash to settle our long-term debt obligations. As interest rates increase on our variable long-term debt, it will have a negative impact on future earnings because the interest rates will increase our interest expense. Conversely, if interest rates decrease on our variable long-term debt, it will have a positive impact on future earnings because lower interest rates will decrease our interest expense. Based upon our long-term debt amounts as of June 30, 2006, for every 1% increase or decrease in the interest rate on our long-term debt, our annual interest expense will fluctuate by approximately $181,000.
     In addition, we are exposed to foreign currency translation fluctuations with our international operations. We do not have any foreign exchange derivative contracts to hedge against foreign currency exposures. Therefore, we are exposed to the related effects when foreign currency exchange rates fluctuate. If the U.S. dollar strengthens against the Canadian dollar and/or the British pound sterling, the translation rate for these foreign currencies will decrease, which will have a negative impact on our operating income. For example, for the three and six months ended June 30, 2006, for every 1/100 change in the exchange rate of the Canadian dollar to the U.S. dollar, our Canadian operation’s operating income would have changed by $8,000 and $13,000, respectively. Further, for every 1/100 change in the exchange rate of the British pound sterling to the U.S. dollar, the impact on operating income for our United Kingdom operation for the three and six months ended June 30, 2006 would have been $3,000 and $5,000, respectively. Foreign currency translation fluctuations have no impact on cash flows as long as we continue to reinvest any profits back into the respective foreign operations.
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
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are involved from time to time in lawsuits that arise in the normal course of business. We actively and vigorously defend all lawsuits. We have been named with numerous other defendants in an environmental lawsuit. The plaintiff seeks to recover costs which it has incurred, and may continue to incur, to investigate and remediate its former property as required by the New York State Department of Environmental Conservation (NYSDEC). We have not been named as a liable party by the NYSDEC and believe we have no liability to the plaintiff in the case. We filed a motion for summary judgment seeking a ruling to have us dismissed from the case. In November 2003, the motion for summary judgment was granted and we were dismissed from the case by the United States District Court for the Northern District of New York. In March 2004, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit, appealing, in part, the District Court’s decision to dismiss all claims against us. In April 2005, the plaintiff’s appeal was dismissed by the Second Circuit Court without prejudice, and the matter was remanded to the United States

District Court for the Northern District of New York for consideration in light of a recent United States Supreme Court decision. As a result, in June 2006, the District Court dismissed all claims brought by the plaintiff pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA or Superfund). On July 24, 2006, the plaintiff filed a notice of appeal to the Second Circuit. Ongoing litigation may be protracted, and we may incur additional ongoing legal expenses, which are not estimable at this time.
ITEM 1A. RISK FACTORS
     There are no changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Nothing to report under this item.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Nothing to report under this item.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our annual meeting of shareholders was held on June 8, 2006. At the annual meeting, shareholders considered the election of eleven (11) directors to the Board of Directors for a one year term, the ratification of the appointment of BKD, LLP as independent auditors for the Company for the year ending December 31, 2006, and the approval of the Portec Rail Products, Inc. 2006 Stock Option Plan (Option Plan). Of the 9,000,166 shares present by proxy, the following is the number of shares voted for, against or withheld and abstained.
1.	With respect to the election of eleven (11) directors whose terms expire in 2007:

	For	Withheld	Broker Non-Vote

Marshall T. Reynolds	8,185,942	814,224	564,197
Carl M. Callaway	8,967,476	32,690	564,197
John S. Cooper	8,930,075	70,091	564,197
Philip E. Cline	8,822,375	177,791	564,197
Daniel P. Harrington	8,971,056	29,110	564,197
A. Michael Perry	8,052,982	947,184	564,197
Douglas V. Reynolds	8,804,340	195,826	564,197
Neal W. Scaggs	8,045,695	954,471	564,197
Phillip Todd Shell	8,964,369	35,797	564,197
Kirby J. Taylor	8,929,625	70,541	564,197
Thomas W. Wright	8,978,851	21,315	564,197
2.	With respect to the ratification of the appointment of BKD, LLP as the Company’s independent auditors for the year ending December 31, 2006:

	For	Against	Abstained	Broker Non-Vote

BKD, LLP	8,652,164	58,801	289,201	564,197
3.	With respect to the approval of the Portec Rail Products, Inc. 2006 Stock Option Plan (Option Plan):

	For	Against	Abstained

Option Plan	6,240,596	351,169	51,223
ITEM 5. OTHER INFORMATION
     Nothing to report under this item.

ITEM 6. EXHIBITS
(a)	Exhibits filed as part of this Form 10-Q:
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTEC RAIL PRODUCTS, INC.
Date: August 14, 2006	By:	/s/ John S. Cooper
John S. Cooper, President and Chief Executive Officer

Date: August 14, 2006	By:	/s/ John N. Pesarsick
John N. Pesarsick, Chief Financial Officer

EXHIBIT INDEX
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002