Form 10-Q
period 2006-09-30
PORTEC RAIL PRODUCTS INC
filed 2006-11-14
CIK 1263074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ___ to ___
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐      NO ☑
     As of October 31, 2006, there were 9,601,779 shares issued and outstanding of the Registrant’s Common Stock.

PORTEC RAIL PRODUCTS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Portec Rail Products, Inc.
Condensed Consolidated Balance Sheets

	September 30	December 31
	2006	2005
	(Unaudited)	(Audited)
	(In Thousands)
Assets
Current assets
Cash and cash equivalents	$1,598	$5,367
Accounts receivable, net	18,944	14,198
Inventories, net	22,988	20,140
Prepaid expenses and other current assets	1,446	845
Long-lived assets held for sale	500	—
Deferred income taxes	764	808

Total current assets	$46,240	$41,358

Property, plant and equipment, net of accumulated depreciation of $11,548 and $10,019 at September 30, 2006 and December 31, 2005, respectively	12,512	12,173
Intangible assets, net of accumulated amortization of $1,379 and $708 at September 30, 2006 and December 31, 2005, respectively	27,527	24,012
Goodwill	13,210	11,008
Other assets	511	318

Total assets	$100,000	$88,869

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$5,313	$3,847
Accounts payable	8,550	5,774
Accrued income taxes	1,338	813
Customer deposits	934	1,401
Accrued compensation	1,465	2,231
Other accrued liabilities	2,589	1,877
Deferred purchase price – current portion	562	—

Total current liabilities	20,751	15,943

Long-term debt, less current maturities	12,411	10,402

Accrued pension costs	3,144	3,036
Deferred income taxes	9,691	8,556
Deferred purchase price, less current maturity	421	—
Other long-term liabilities	543	484

Total liabilities	46,961	38,421

Commitments and Contingencies	—	—

Shareholders’ equity:
Common stock, $1 par value, 50,000,000 shares authorized, 9,601,779 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	9,602	9,602
Additional paid-in capital	25,290	25,290
Retained earnings	19,359	17,332
Accumulated other comprehensive loss	(1,212)	(1,776)

Total shareholders’ equity	53,039	50,448

Total liabilities and shareholders’ equity	$100,000	$88,869

See Notes to Condensed Consolidated Financial Statements

Portec Rail Products, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(Dollars in Thousands, Except Per Share Data)
Net sales	$24,282	$24,191	$76,369	$69,098
Cost of sales	16,639	16,336	53,403	46,946

Gross profit	7,643	7,855	22,966	22,152

Selling, general and administrative	5,524	4,862	16,226	14,607
Amortization expense	218	177	636	516

Operating income	1,901	2,816	6,104	7,029

Interest expense	287	193	792	665
Other expense, net	102	175	173	140

Income before income taxes	1,512	2,448	5,139	6,224
Provision for income taxes	311	735	1,383	1,798

Net income	$1,201	$1,713	$3,756	$4,426

Earnings per share
Basic and diluted	$0.13	$0.18	$0.39	$0.46

Weighted average shares outstanding
Basic and diluted	9,601,779	9,601,779	9,601,779	9,601,779

Dividends per share	$0.06	$0.05	$0.18	$0.15
See Notes to Condensed Consolidated Financial Statements

Portec Rail Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30
	2006	2005
	(In Thousands)
Operating Activities
Net income	$3,756	$4,426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,512	1,276
Amortization expense	636	517
Provision for doubtful accounts	36	7
Deferred income taxes	(328)	(19)
Loss on sale of fixed assets	89	8
Impairment of long-lived assets	100	193
Changes in operating assets and liabilities:
Accounts receivable	(2,916)	(2,342)
Inventories	(563)	1,955
Prepaid expenses and other current assets	(697)	(223)
Accounts payable	1,806	(1,128)
Income taxes payable	(101)	700
Accrued expenses	(921)	(243)

Net cash provided by operating activities	2,409	5,127

Investing Activities
Purchase of property, plant and equipment	(1,528)	(1,128)
Proceeds from sale of assets	1	5
Business acquisition, net of cash acquired	(4,826)	—

Net cash used in investing activities	(6,353)	(1,123)

Financing Activities
Net increase (decrease) in working capital facilities	18	(597)
Principal payments on promissory notes	(280)	—
Proceeds from bank term loans	4,178	—
Principal payments on bank term loans	(1,993)	(2,680)
Principal payments on capital leases	(49)	(19)
Fees paid to obtain new financing	(74)	—
Cash dividends paid to shareholders	(1,728)	(1,440)

Net cash provided by (used in) financing activities	72	(4,736)

Effect of exchange rate changes on cash and cash equivalents	103	(40)

Decrease in cash and cash equivalents	(3,769)	(772)
Cash and cash equivalents at beginning of period	5,367	7,749

Cash and cash equivalents at end of period	$1,598	$6,977

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$808	$701

Income taxes	$2,197	$1,447

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
Note 2: Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Portec Rail Products, Inc.; Salient Systems, Inc. (Salient Systems), our wholly-owned United States subsidiary; Portec Rail Nova Scotia Company, our wholly-owned Canadian subsidiary; and Portec Rail Products (UK) Ltd., our wholly-owned United Kingdom subsidiary (United Kingdom). All significant intercompany balances and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, we believe that the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the 2005 Annual Report on Form 10-K. The balance sheet information as of December 31, 2005 was derived from our audited balance sheet included in our 2005 Annual Report on Form 10-K. Unless otherwise indicated, all dollar amounts are in U.S. dollars. Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on net earnings.
Note 3: Acquisition of Coronet Rail, Ltd.
On April 12, 2006, we completed the acquisition of Coronet Rail, Ltd. (Coronet Rail), effective as of April 8, 2006, whereby we acquired 100% of the outstanding shares of Coronet Rail for a total purchase price of $5.7 million (£3.3 million pounds sterling), including direct acquisition costs of $137,000 (£79,000 pounds sterling). Further assessment of asset values during the third quarter of 2006 resulted in additional acquisition costs of $33,000. This increase in total purchase price was allocated directly to goodwill. Of the total cash purchase price of $5.7 million, $4.2 million (£2.4 million pounds sterling) was paid at closing and was financed by a United Kingdom financial institution in the form of 1) a $2.6 million (£1.5 million pounds sterling) five-year term loan and 2) a $1.6 million (£900,000 pounds sterling) fifteen-year term loan. Portec Rail Products (UK) Ltd. is the sole guarantor of the term loans with substantially all of our United Kingdom assets pledged as collateral. In addition to the $4.2 million (£2.4 million pounds sterling) paid at closing, a deferred purchase price of $1.0 million (£600,000 pounds sterling) without interest is to be paid to the former shareholders of Coronet Rail over the subsequent 24-month period in equal, quarterly installments. The share purchase agreement executed in conjunction with the purchase of Coronet Rail required a working capital adjustment of $361,000 (£207,000 pounds sterling) to be paid to the former shareholders of Coronet Rail. Coronet Rail is a major supplier of insulated rail joints and track fasteners to the United Kingdom railways, and is operated under our United Kingdom business segment. Accordingly, all assets and liabilities are included in the United Kingdom segment, and the results of operations for Coronet Rail have been included in the United Kingdom segment and consolidated financial statements since the effective date of the acquisition.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, we accounted for the acquisition using the purchase method of accounting. Accordingly, the assets and liabilities of Coronet Rail were adjusted to fair value as of the effective date of the acquisition. In addition, all identifiable intangible assets were recorded at fair value and included as part of net assets acquired. The fair value of intangible assets was determined by an independent appraiser. The assets acquired included $3.5 million (£2.0 million pounds sterling) of intangible assets other than goodwill. Of the $3.5 million of acquired intangible assets, a value of $3.3 million (£1.9 million pounds sterling) was assigned to customer relationships, which will be amortized on a straight-line basis over an estimated useful life of 20 years; a value of $188,000 (£108,000 pounds sterling) was assigned to non-compete agreements with the former shareholders of Coronet Rail, which will be amortized on a straight line basis over an estimated useful life of 5 years; and a value of $34,000 (£19,000 pounds sterling) was assigned to a supply agreement, which will be amortized on a straight-line basis over an estimated useful life of 10 years. As part of the transaction, we recorded $1.9 million (£1.1 million pounds sterling) of goodwill, which represents the excess purchase price over the fair value of net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill will not be amortized but evaluated for impairment annually. All intangible assets resulting from the acquisition are included in the United Kingdom segment. The purchase price allocations are subject to adjustment and may be modified within one year of the acquisition. Subsequent changes are not expected to have a material effect on our consolidated financial position, or results of operations.
The following summarizes the estimated fair values as of the acquisition effective date:

April 8,
2006
(In Thousands)
Cash and cash equivalents	$12
Accounts receivable, net	1,801
Inventories, net	1,663
Property, plant and equipment, net	362
Intangible Assets	3,499
Goodwill	1,906

Total assets acquired	9,243

Accounts payable	$1,157
Working capital facility	612
Accrued income taxes	376
Accrued compensation	2
Other accrued liabilities	180
Deferred income taxes (current and long-term)	1,073
Capital leases (current and long-term)	90

Total liabilities	3,490

Net assets acquired	$5,753

PRO FORMA FINANCIAL INFORMATION – CORONET RAIL, LTD. ACQUISITION
The following table presents the unaudited pro forma financial information of the Company including Coronet Rail for the three and nine months ended September 30, 2006 and 2005, as if the acquisition had occurred on the first day of each period presented, after giving effect to certain purchase accounting adjustments. The pro forma adjustments include the recording of a consulting agreement, the recording of increased director salaries, the recording of interest expense for the debt incurred to finance the acquisition, the recording of amortization expense for acquired intangibles, and the elimination of intercompany management fees. The pro forma information is presented for information purposes only and is not necessarily indicative of results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(Dollars in Thousands, Except Per Share Data)
Pro forma net sales	$24,282	$26,335	$78,412	$74,246
Pro forma net income	$1,201	$1,880	$3,996	$4,699
Pro forma net income per basic and diluted share	$0.13	$0.20	$0.42	$0.49
Shares used for basic and diluted computation	9,601,779	9,601,779	9,601,779	9,601,779
Note 4: Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for all inventories. Inventory costs include material, labor and manufacturing overhead.
The major components of inventories are as follows:

	September 30	December 31
	2006	2005
	(In Thousands)
Raw materials	$11,483	$8,764
Work in process	976	284
Finished goods	10,855	11,592

	23,314	20,640
Less reserve for slow-moving and obsolete inventory	326	500

Net inventory	$22,988	$20,140

Note 5: Long-Term Debt
Long-term debt consists of the following:

	September 30	December 31
	2006	2005
	(In Thousands)
National City Bank Credit Facility: (a)
Term loan facility	$10,407	$11,716
Revolving credit facility – United States	—	—
Revolving credit facility – Canada	1,073	1,376

United Kingdom loans: (b)
Term loans – Coronet Rail acquisition	4,263	—
Working capital facility – invoice discounting	—	—
Working capital facility – overdraft	1,054	—

Promissory notes – Salient Systems acquisition (c)	840	1,120
Capitalized lease obligations	87	37

	17,724	14,249
Less current maturities	5,313	3,847

	$12,411	$10,402

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(a) National City Bank Credit Facility
Our credit facility with National City Bank and its Canadian affiliate is a $25.0 million term loan and revolving credit facility that also supports the working capital requirements of our United States and Canadian business units. Prior to December 2005, there were three separate borrowing components, 1) a $7.0 million United States revolving credit facility; 2) a $3.1 million ($3.75 million CDN) revolving credit facility for our Canadian operation near Montreal, and 3) an outstanding term loan in the original amount of $14.9 million ($17.6 million CDN). In December 2005, we entered into a new agreement with National City Bank (Canada) for a $4.2 million ($5.0 million CDN) revolving credit facility for our Canadian operations that replaced the $3.1 million ($3.75 million CDN) revolving credit facility for our Canadian operation near Montreal and provides working capital financing for Kelsan. As of September 30, 2006, we had the ability to borrow an additional $8.6 million under the U.S. and Canadian revolving credit facilities.
This agreement contains certain financial covenants that require us to maintain a current ratio, cash flow coverage and leverage ratios, and to maintain minimum amounts of tangible net worth. This credit facility further limits capital expenditures, sales of assets, and additional indebtedness. During the third quarter 2006, the leverage and cash flow coverage covenants were modified. At September 30, 2006, we were in compliance with all of these financial covenants.
National City Bank (Canada) Term Loan Facility:
To finance the acquisition of Kelsan Technologies Corp. (“Kelsan”) on November 30, 2004 we borrowed $14.9 million ($17.6 million CDN) under the term loan facility through Portec Rail Nova Scotia Company, a wholly-owned subsidiary of Portec Rail Products, Inc. Portec Rail Nova Scotia Company is the borrower of the funds under the credit agreement, and Portec Rail Products, Inc. is the sole guarantor of the term loan with substantially all of our United States assets pledged as collateral. Under this seven-year term loan, our monthly principal payments are approximately $188,000 ($210,050 CDN). We have the option to direct outstanding borrowings under a Canadian prime lending rate option, a Canadian Banker’s Acceptance Equivalent Note (“BA Note”) option, or utilize a combination of both of these options at our discretion. Interest rates under these options are the prevailing Canadian prime rate plus an applicable margin of .75% to 1.75% (prime rate option), or the BA Note interest rate plus an applicable margin of 1.75% to 2.75% (BA Note option). As of September 30, 2006, we had outstanding borrowings of $10.4 million ($11.6 million CDN) that were priced under the BA Note rate option at 6.08%. This term loan is scheduled to mature on November 30, 2011.
National City Bank – United States Revolving Credit Facility:
Under the U.S. revolving credit facility, we can borrow up to $7.0 million to support the working capital requirements of our United States operations. Prior to December 2005, outstanding borrowings under this revolving credit facility could be in an amount up to 80% of the outstanding eligible accounts receivable, plus 50% of the aggregate value of eligible inventory, plus 50% of the value of the outstanding net book value of property, plant and equipment. In December 2005, this credit facility was modified to eliminate the percentage advances against eligible accounts receivable, inventory and property, plant and equipment. Outstanding borrowings under this facility can be priced at either a prime rate or Libor-based rate. There were no outstanding borrowings under this facility as of September 30, 2006. This facility includes a sub-limit of $1.6 million for standby and commercial letters. As of September 30, 2006, two commercial letters of credit were outstanding in the amount of $1.5 million. This credit facility is scheduled to expire on September 30, 2007.
National City Bank (Canada) – Canadian Revolving Credit Facility:
In December 2005, we entered into a new agreement with National City Bank (Canada) for a $4.2 million ($5.0 million CDN) revolving credit facility that replaced the $3.1 million ($3.75 million CDN) revolving credit facility for our Canadian operation near Montreal and provides working capital financing for Kelsan. The interest rate is the Canadian prime rate plus 1.0%. Borrowings on this facility accrued interest at 7.0% at September 30, 2006. Outstanding borrowings under this facility were $1.1 million ($1.2 million CDN) as of September 30, 2006. This facility is scheduled to expire on December 31, 2008.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(b) United Kingdom Loans
Term Loans — Coronet Rail Acquisition:
To finance the acquisition of Coronet Rail, Ltd. on April 12, 2006, our United Kingdom subsidiary borrowed $4.2 million (£2.4 million pounds sterling) from a United Kingdom financial institution in the form of 1) a $2.6 million (£1.5 million pounds sterling) five-year term loan at an interest rate equal to the financial institution’s base rate plus 1.75% and 2) a $1.6 million (£900,000 pounds sterling) fifteen-year term loan at an interest rate equal to the financial institution’s base rate plus 1.25%. Portec Rail Products (UK) Ltd. is the guarantor of the term loans with substantially all of our United Kingdom assets pledged as collateral. As of September 30, 2006, the interest rates on these two loans were 6.50% and 6.00%, respectively. Monthly principal payments are approximately $39,000 (£21,000 pounds sterling) and $6,000 (£3,000 pounds sterling) under the five-year term loan and fifteen-year term loan, respectively. As of September 30, 2006, we had outstanding combined borrowings of $4.3 million (£2.3 million pounds sterling). The $2.6 million and the $1.6 million term loans are scheduled to mature on April 12, 2011 and April 12, 2021, respectively. This agreement contains certain financial covenants that require us to maintain senior interest and cash flow coverage ratios. We were in compliance with these financial covenants as of September 30, 2006.
Working Capital Facility – Invoice Discounting:
In conjunction with the acquisition of Coronet Rail on April 12, 2006, we entered into an accounts receivable factoring facility (“invoice discounting”) with a United Kingdom financial institution that enables Coronet Rail to borrow up to 85% of its eligible accounts receivable, to a maximum of $1.4 million (£750,000 pounds sterling) for its working capital needs. The interest rate on this working capital facility is the financial institution’s base rate plus 2.0%. At September 30, 2006, the interest rate on this facility was 6.75%. There were no outstanding borrowings under this facility as of September 30, 2006. This facility is scheduled to expire on April 12, 2007.
Working Capital Facility – Overdraft:
Prior to the acquisition of Coronet Rail in April 2006, Portec Rail Products (UK) Ltd. had a $1.4 million (£750,000 pounds sterling) overdraft credit facility on its primary bank account with a financial institution in the United Kingdom to support its working capital requirements. The interest rate on this overdraft facility is the financial institution’s base rate plus 1.5%. For any borrowings in excess of $1.4 million (£750,000 pounds sterling) that the financial institution approves, the interest rate is the financial institution’s base rate plus 3.5%. This credit facility provides for an additional $328,000 (£175,000 pounds sterling) of availability for the issuance of performance bonds. The outstanding borrowings were $1.1 million (£563,000 pounds sterling) as of September 30, 2006; however, our availability under this credit facility was reduced due to outstanding performance bonds in the amount of $291,000 (£156,000 pounds sterling) as of September 30, 2006.
In April 2006, in conjunction with the financing provided for the acquisition of Coronet Rail, Ltd. (see Acquisition of Coronet Rail, Ltd., Note 3, page 6), the components of the overdraft facility were modified, resulting in a total credit facility of $1.7 million (£915,000 pounds sterling) and extended until April 12, 2007. The components of this credit facility now include an overdraft availability of $1.3 million (£700,000 pounds sterling), $328,000 (£175,000 pounds sterling) for the issuance of performance bonds, and $75,000 (£40,000 pounds sterling) for the negotiation of foreign checks. This facility is collateralized by substantially all of the assets of Portec Rail Products (UK) Ltd. and its wholly-owned subsidiaries, including Coronet Rail, Ltd.
(c) Promissory Notes – Salient Systems Acquisition
In connection with the acquisition of Salient Systems on September 30, 2004, we executed two promissory notes. One promissory note was executed with Harold Harrison, the founder and former President and Chief Executive Officer of Salient Systems. This promissory note, in the aggregate principal amount of $1,064,000 is due to Mr. Harrison in four equal, annual installments of $266,000 beginning January 3, 2006 and ending January 3, 2009. A second promissory note was executed with Falls River Group, LLC, which acted as a financial advisor to Salient Systems. This promissory note, in the aggregate principal amount of $56,000 is due to Falls River Group, LLC in four equal, annual installments of $14,000 beginning January 3, 2006 and ending January 3, 2009. In January 2006, the first principal payments of $266,000 and $14,000, and accrued interest of $85,000,

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
were paid to the note holders. The unpaid principal balance of the promissory notes accrues interest at the prime rate as published in the Wall Street Journal. All accrued and unpaid interest is payable annually beginning January 3, 2006. The outstanding balance on the promissory notes accrued interest at 8.25% as of September 30, 2006. As of September 30, 2006, we had accrued interest of $50,000 related to these promissory notes.
Note 6: Retirement Plans
The components of our net periodic pension cost (benefit) of our United States defined benefit pension plan are as follows for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(In Thousands)
Interest cost	$133	$130	$398	$390
Expected return on plan assets	(161)	(170)	(485)	(510)
Amortization of unrecognized loss	26	12	80	35

Pension (benefit)	$(2)	$(28)	$(7)	$(85)

No contributions were made to this pension plan during 2005 and we do not anticipate making any contributions to this pension plan during 2006.
The components of net periodic pension cost (benefit) of our United Kingdom defined benefit pension plans are as follows:

	Three Months Ended September 30,
	Portec Rail	Conveyors	Portec Rail	Conveyors
	Plan	Plan	Plan	Plan
	2006	2006	2005	2005
		(In Thousands)
Interest cost	$73	$17	$77	$11
Expected return on plan assets	(80)	(16)	(72)	(18)
Amortization of transition amount	(14)	(3)	(13)	(2)
Amortization of unrecognized loss (gain)	32	1	30	(3)

Pension cost/(benefit)	$11	$(1)	$22	$(12)

	Nine Months Ended September 30,
	Portec Rail	Conveyors	Portec Rail	Conveyors
	Plan	Plan	Plan	Plan
	2006	2006	2005	2005
		(In Thousands)
Interest cost	$213	$48	$236	$33
Expected return on plan assets	(232)	(48)	(222)	(54)
Amortization of transition amount	(40)	(8)	(41)	(8)
Amortization of unrecognized loss (gain)	91	4	92	(9)

Pension cost/(benefit)	$32	$(4)	$65	$(38)

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Our funding policy for the Portec Rail plan is to contribute the greater of $22,000 (£12,000 pounds sterling) or the minimum annual contribution required by applicable regulations. Our contributions to the Portec Rail Plan totaled $6,000 and $17,000 (£3,000 and £9,000 pounds sterling) for each of the three and nine month periods ended September 30, 2006 and September 30, 2005, respectively. No contributions were made to the Conveyors Plan for the three and nine month periods ended September 30, 2006 and September 30, 2005, nor do we expect to make any contributions to this plan during 2006.
Note 7: Comprehensive Income
Comprehensive income for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(In Thousands)
Net income	$1,201	$1,713	$3,756	$4,426
Minimum pension liability adjustment, net of tax	(17)	25	(110)	137
Foreign currency translation adjustments, net of tax	7	300	673	(188)

Comprehensive income	$1,191	$2,038	$4,319	$4,375

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
On June 8, 2006, our shareholders approved the Portec Rail Products, Inc. 2006 Stock Option Plan (the Option Plan). The Option Plan authorizes the issuance of up to 150,000 shares of common stock of Portec Rail Products, Inc. pursuant to grants of incentive and non-statutory stock options and will remain in effect for a period of ten years. We adopted Statement of Financial Accounting Standards No. 123 (R), Shared-Based Payments (SFAS123(R)), effective January 1, 2006. Stock options granted will be accounted for in accordance with SFAS 123 (R). As of September 30, 2006, there were no stock options granted under the Option Plan.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 9: Commitments and Contingencies
Contractual Obligations
The following is a summary of our contractual obligations as of September 30, 2006, due on a calendar year basis:

		Less			More
		than 1	1 – 3	3 – 5	than 5
Contractual Obligations	Total	year	years	years	years
	(In Thousands)
Long term debt	$15,510	$703	$6,267	$6,152	$2,388
Revolving credit facilities	2,127	2,127	—	—	—
Future interest payments (1)	2,873	222	1,488	675	488
Purchase obligations	5,364	5,364	—	—	—
Operating leases Capital leases	3,003	301	1,543	503	656
Capital leases	87	22	65	—	—
Pension contributions (2)	6	6	—	—	—

Total contractual obligations	$28,970	$8,745	$9,363	$7,330	$3,532

(1)	Represents future interest payments on long-term debt obligations as of September 30, 2006. Assumes that the interest rates on our long-term debt agreements at September 30, 2006 (See Note 4 of the consolidated financial statements of Form 10-Q) will continue for the life of the agreements.

(2)	Pension plan contributions that may be required more than one year from September 30, 2006 will be dependent upon the performance on plan assets.
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

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(In Thousands)
External Sales (A)
RMP	$11,577	$12,501	$35,726	$33,263
SSD	754	1,846	2,607	4,723
Canada	4,050	5,523	17,038	18,620
United Kingdom	7,901	4,321	20,998	12,492

Total	$24,282	$24,191	$76,369	$69,098

Intersegment Sales (A)
RMP	$504	$759	$1,696	$1,794
SSD	1	6	12	9
Canada	1,333	1,569	4,997	4,398
United Kingdom	3	9	15	41

Total	$1,841	$2,343	$6,720	$6,242

Total Sales
RMP	$12,081	$13,260	$37,422	$35,057
SSD	755	1,852	2,619	4,732
Canada	5,383	7,092	22,035	23,018
United Kingdom	7,904	4,330	21,013	12,533

Total	$26,123	$26,534	$83,089	$75,340

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
		(In Thousands)
Operating Income (Loss) (A), (B)
RMP	$1,671	$2,085	$4,688	$5,002
SSD	43	309	183	810
Canada	87	681	1,245	2,349
United Kingdom	799	358	2,230	901
Corporate Shared Services	(699)	(617)	(2,242)	(2,033)

Total	1,901	2,816	6,104	7,029

Interest Expense	287	193	792	665
Other Expense, net	102	175	173	140

Income Before Income Taxes	$1,512	$2,448	$5,139	$6,224

Depreciation and Amortization
RMP	$198	$187	$585	$546
SSD	6	4	16	8
Canada	342	300	962	865
United Kingdom	191	117	521	359
Corporate Shared Services	22	6	64	15

Total	$759	$614	$2,148	$1,793

Capital Expenditures
RMP	$40	$132	$311	$536
SSD	—	40	37	40
Canada	148	77	1,016	252
United Kingdom (1)	39	98	98	204
Corporate Shared Services	12	12	66	96

Total	$239	$359	$1,528	$1,128

(1)	Capital expenditures for the United Kingdom do not include assets purchased with the Coronet Rail acquisition of $362,000 of property, plant, and equipment and $5.3 million of goodwill and intangible assets.

(A)	External sales, intersegment sales, and operating income for the three and nine months ended September 30, 2005 include adjustments for the reclassification of the results of operations of Kelsan Europe from the Canada business segment to the United Kingdom business segment to be consistent with 2006 segment presentation. On December 31, 2005, the assets of Kelsan Europe (formerly part of the Canada segment) were purchased by Portec Rail Products (UK) Ltd. Beginning January 1, 2006, the results of operations for Kelsan Europe are included within our United Kingdom business segment. The net effect of these adjustments on the consolidated results is zero; however, the effects on external sales, intersegment sales, and operating income by business segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(In Thousands)
Effects on External Sales
Canada	$—	$(809)	$—	$(2,409)
United Kingdom	—	809	—	2,409

Total	$—	$—	$—	$—

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(In Thousands)
Effects on Intersegment Sales
Canada (1)	$—	$322	$—	$728
United Kingdom (1)	—	3	—	3

Total	$—	$325	$—	$731

	(In Thousands)
Effects on Operating Income
Canada	$—	$(77)	$—	$(268)
United Kingdom	—	77	—	268

Total	$—	$—	$—	$—

(1)	Represents intersegment sales between Kelsan-Canada (selling division) and Kelsan-Europe (purchasing division) and vice versa. Prior to January 1, 2006, these sales were eliminated as part of the consolidation of Kelsan Technologies. Beginning January 1, 2006, Kelsan Europe is now included within the United Kingdom business segment; therefore, these sales need to be classified as intersegment sales for the Canada and United Kingdom business segments. This reclassification has no effect on consolidated results.

(B)	Operating Income (Loss) for the three and nine months ended September 30, 2005 includes an adjustment for the reclassification of three professional and two executive employees’ salary and benefit expenses to be consistent with the allocation of these expenses in 2006. Beginning in April 2005, corporate shared services began to absorb the salaries, benefits, and business travel expenses for one professional and two executive employees due to internal promotions and new responsibilities. Beginning in January 2006, corporate shared services began to absorb the salaries, benefits, and business travel expenses for two professional employees due to the assignment of new responsibilities for these employees. The effects of these adjustments on total Operating Income are zero; however, the effects on Operating Income (Loss) by business segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(In Thousands)
Effects on Operating Income
RMP	$—	$39	$—	$176
Canada	—	—	—	31
Corporate Shared Services	—	(39)	—	(207)

Total	$—	$—	$—	$—

	September 30	December 31
	2006	2005
	(In Thousands)	(In Thousands)
Total Assets
RMP	$40,624	$42,531
SSD	2,045	2,007
Canada	32,778	32,040
United Kingdom	23,845	11,503
Corporate Shared Services	708	788

Total	$100,000	$88,869

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 11: Restructuring Costs
On July 18, 2006, Portec Rail Products (UK) Ltd. announced a reorganization plan which will consolidate our rail and material handling operations in the United Kingdom. In conjunction with this plan, our Wrexham, Wales and Stone, England facilities will be closed. As a result, the current rail operations at Wrexham and Stone will be transferred to our Sheffield, England facility, and the current material handling operations at Wrexham will be transferred to our Leicester, England facility. During the third quarter of 2006, we began the process of transferring our material handling operations to Leicester. We expect to begin the process of transferring our rail operations to Sheffield during the fourth quarter of 2006. The anticipated closure date for both the Wrexham and Stone facilities is December 31, 2006. This plan will better align our resources in order to improve operating efficiencies and reduce operating costs. We anticipate that the reorganization plan will be substantially completed during the first quarter of 2007.
As part of the reorganization plan, we will incur costs associated with exit and disposal activities, which include, but are not limited to, employee termination benefits, moving expenses, and facility reconfiguration expenses. We will recognize these costs in accordance with Statement of Financial Accounting Standards No. 146 Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). All restructuring expenses are included within selling, general and administrative expenses on the consolidated income statement.
In connection with the transfer of the rail operations to Sheffield and the material handling operations to Leicester, all employees at the Wrexham and Stone facilities were offered employment on similar terms and conditions at the Sheffield and Leicester facilities. If employees choose not to relocate, they will be entitled to receive employee termination benefits if they remain with the Company until their respective work locations are closed. For the three months ended September 30, 2006, we incurred $93,000 (£50,000 pounds sterling) of expense related to employee termination benefits for employees who had notified us that they would not relocate. We expect to incur approximately $108,000 (£57,000 pounds sterling) of additional expense for employee termination benefits over the course of the reorganization plan.
In addition to costs incurred for employee termination benefits, we expect that we will incur costs to move our operations and to reconfigure our existing facilities. We do not expect to incur costs to terminate any operating leases. In accordance with SFAS 146, moving expenses and facility reconfiguration costs cannot be recognized until they are incurred. As of September 30, 2006, we have not recognized expense for any of these costs. We expect to incur approximately $112,000 (£60,000 pounds sterling) of expense related to moving and facility reconfiguration over the course of the reorganization plan.
In conjunction with the announcement that the Wrexham facility will be closing on December 31, 2006, we performed an evaluation in accordance with Statement of Financial Accounting Standards No. 144 Accounting for Impairment or Disposal of Long-Lived Assets (SFAS 144) to determine if the facility was subject to a possible impairment loss. As projected cash flows exceeded book value, we concluded that an impairment loss did not exist; therefore, no impairment charge was recognized. No such evaluation is necessary for our Stone, England facility as this is a leased property for which the lease expires on December 31, 2006.
The following table summarizes the Company’s restructuring activities for the nine months ended September 30, 2006:

		Employee	Lease	Other
		Termination	Termination	Associated
	Total	Benefits	Costs	Costs

Beginning balance, January 1, 2006	$—	$—	$—	$—
Costs incurred	93	93	—	—
Cash payments	(49)	(49)	—	—
Adjustments	—	—	—	—

Ending balance, September 30, 2006	$44	$44	$—	$—

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 12: Impairment of Long-Lived Assets
In accordance with SFAS 144, we recognized a pre-tax impairment loss of $100,000 on our Troy, New York property to write-down the assets to fair market value, as we have reached an agreement in principle with the City of Troy to sell the property, pending negotiation of final terms and conditions. The impairment charge is included as a component of other expense on the consolidated income statement. We expect the sale of the property to be completed during the fourth quarter of 2006. We have classified these non-operating assets as long-lived assets held for sale on our consolidated balance sheet. As of September 30, 2006, the net book value for these assets is $500,000, which approximates their market value.
Note 13: Change in Accounting Principle
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
As indicated in Note 8, on June 8, 2006, our shareholders approved the Portec Rail Products, Inc. 2006 Stock Option Plan (the Option Plan). As of September 30, 2006, we had not granted any options under the Option Plan; as such, we have not recognized any expense related to the Option Plan due to the adoption of SFAS 123 (R). If stock options are granted under the Option Plan, we will begin recognizing expense in accordance with the provisions of SFAS 123 (R).
On January 1, 2006 we adopted Statement of Financial Accounting Standards No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4 (SFAS 151). SFAS 151 requires that abnormal amounts of idle facility expenses, freight and/or handling, and waste materials (spoilage) be recognized as current-period charges. It also requires that allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. Adoption of this Standard does not have a material effect on our results of operations.
Note 14: Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (Fin 48), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. Interpretation 48 clarifies Statement 109, Accounting for Income Taxes, by indicating the criteria that an individual tax position is required to meet before an entity can recognize some or all of that position in its financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt this Interpretation as of the required effective date. The cumulative effect of initially applying this Interpretation, if any, will be recognized as of the required effective date. We do not expect the adoption of this Interpretation to have a material effect on us.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R) (SFAS 158). Under the new standard, companies must recognize a net liability or asset, based upon the Projected Benefit Obligation (pension plans) or the Accumulated Postretirement Benefit Obligation (other post retirement plans), to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The difference between a plan’s funded status and its current balance sheet position will be recognized, net of tax, as a component of Accumulated Other Comprehensive Income. Publicly-traded companies with a calendar year-end are required to adopt the recognition and disclosure provisions of SFAS 158 as of December 31, 2006. We do not expect the adoption of this standard to have a material effect on our results of operations or financial condition. As of December 31, 2003, all of our defined benefit pension plans were frozen; consequently,

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
our Projected Benefit Obligation will remain constant, and no adjustment pertaining to the adoption of this new standard will be necessary.
Note 15: Subsequent Events
On October 10, 2006, we entered into a definitive asset purchase agreement with Vulcan Chain Corporation (Vulcan), a Detroit, Michigan manufacturer of freight securement products for the railroad industry, whereby we acquired the assets of Vulcan’s railroad product line. The acquired assets include certain patent interests, equipment, and other intangible assets. The all cash purchase price is $4.3 million subject to a three-year earn-out provision based on the sales volume of the acquired product line. The acquisition was financed with available cash balances and a borrowing from our National City Bank revolving credit facility. On November 7, 2006, we finalized a $3.0 million five-year term loan from National City Bank at an interest rate equal to the 30-day Libor rate plus 1.5%. The proceeds from this term loan were used to repay the revolving credit facility balance. As of November 7, 2006, the interest rate on this loan was 6.8%. In accordance with Statement of Financial Accounting Standards No. 141 Business Combinations (SFAS 141), this asset purchase agreement will be accounted for using the purchase method of accounting.

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
     On October 10, 2006, we entered into a definitive asset purchase agreement with Vulcan Chain Corporation (Vulcan), a Detroit, Michigan manufacturer of freight securement products for the railroad industry, whereby we acquired the assets of Vulcan’s railroad product line. See Notes to Condensed Consolidated Financial Statements – Subsequent Events, Note 15, page 19. Beginning with our 2006 Form 10-K filing, all assets and liabilities of Vulcan and the results of operations for Vulcan, will be included in the Shipping Systems segment and the consolidated financial statements.
Results of Operations
Three Months Ended September 30, 2006 compared to Three Months Ended September 30, 2005
     Net Sales. Net sales increased to $24.3 million for the three months ended September 30, 2006, an increase of $91,000 or 0.4%, from $24.2 million for the comparable period in 2005. Although our net sales were relatively flat in the current quarter compared to the comparable period in 2005, net sales within each of our segments have changed. Net sales at our United Kingdom operations have increased $3.6 million, which was partially offset by a decrease in net sales of $1.5 million at our Canadian operations, $1.1 million at SSD, and $924,000 at RMP. Of the $3.6 million increase in net sales at our United Kingdom operation, $1.9 million is due to stronger customer demand for both our material handling and rail product lines and $331,000 is due to foreign currency translation that positively impacted net sales. Additionally, the acquisition of Coronet Rail in April 2006 added $1.4 million of net sales to our United Kingdom operations during the third quarter of 2006. Net sales at our Canadian operations decreased $1.5 million as a result of a $1.7 million decline in volume, primarily due to weaker demand for rail anchors at our Montreal location, partially offset by a foreign currency translation of $275,000 that positively impacted net sales. Net sales at SSD decreased $1.1 million primarily due to weaker demand for heavy duty load securement systems during the third quarter of 2006. Net sales at RMP decreased $924,000, primarily due to the timing of customer orders for our friction management products, as the third quarter of 2005 benefited from a large order of friction management products.
     Gross Profit. Gross profit decreased to $7.6 million for the three months ended September 30, 2006, a decrease of $212,000 or 2.7%, from $7.9 million for the comparable period in 2005. The decrease in gross profit is attributable to lower gross profit of $488,000 at our Canadian operations, $475,000 at RMP and $277,000 at SSD, partially offset by higher gross profit of $1.0 million at our United Kingdom operations. Gross profit at our Canadian operations declined $488,000 in the current period, primarily due to a decrease in sales volume of our rail anchors and lower gross margin at Kelsan due primarily to higher currency exchange rates. The decrease in gross profit of $475,000 at RMP is primarily due to lower sales volume of our friction management products in the current period. The decline in gross profit of $277,000 at SSD is primarily due to lower sales volume of heavy duty load securement systems. Increased gross profit of $619,000 at our United Kingdom operation includes $516,000 of gross profit attributable to higher sales volume of both our material handling and rail product lines and $103,000 of foreign currency translation that positively impacted gross profit. Additionally, the acquisition of Coronet Rail in April 2006 contributed $409,000 of gross profit to our United Kingdom operations during the current period.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $5.5 million for the three months ended September 30, 2006, an increase of $662,000 or 13.5%, from $4.9 million for the comparable period in 2005. The increase is primarily due to increased expenses of $562,000 at our United Kingdom operation, along with slight increases in expenses at our other business segments. Increased selling, general, and administrative expenses of $284,000 at our United Kingdom operations in Leicester, England and Wrexham, Wales, are primarily due to a non-recurring restructuring charge of $93,000, consulting and other professional fees, research and development expenses, and increased employee benefits. Additionally, the acquisition of Coronet Rail added $278,000 of selling, general, and administrative expenses to our United Kingdom operations during the third quarter of 2006.
     Amortization Expense. Amortization expense increased to $218,000 for the three months ended September 30, 2006, an increase of $41,000 or 23.2%, from $177,000 for the comparable period in 2005. This increase is primarily due to amortization expense on intangible assets purchased and deferred financing fees incurred as a result of the Coronet Rail acquisition in April 2006.
     Interest Expense. Interest expense increased to $287,000 for the three months ended September 30, 2006, an increase of $94,000 or 48.7%, from $193,000 for the comparable period in 2005. This increase is primarily due to $4.2 million in term loans from a United Kingdom financial institution obtained in April 2006, the proceeds of which were used to finance the acquisition of Coronet Rail, which added $68,000 of interest expense during the third quarter of 2006. Total long-term debt increased to $17.7 million at September 30, 2006, from $14.8 million at September 30, 2005. As a result of the acquisition of the Vulcan railroad product line on October 10, 2006, we expect that our debt levels will increase and as such we anticipate higher interest expense in the future. See Notes to Condensed Consolidated Financial Statements – Subsequent Events, Note 15, page 19.
     Other Expense. Other expense decreased to $102,000 for the three months ended September 30, 2006, a decrease of $73,000 or 41.7%, from $175,000 for the comparable period in 2005. The decrease in expense is primarily due to impairment charges that were recognized on certain non-operating long-lived assets during the third quarter of 2006 and 2005. In the current period, we recognized a $100,000 impairment charge to write-down our Troy, New York property to fair market value, as we have reached an agreement in principle with the City of Troy to sell the property, pending negotiation of final terms and conditions. In the comparable period of the prior year, we recognized an impairment charge of $143,000 on this same property due to partial destruction by a fire.
     Provision for Income Taxes. Provision for income taxes decreased to $311,000 for the three months ended September 30, 2006, from $735,000 for the comparable period in 2005. The effective tax rates on taxable income were 20.6% and 30.0% for the three months ended September 30, 2006 and 2005, respectively. Our consolidated effective tax rate reflects research and development tax credits received by our Canadian operations, which reduced income tax expense by $156,000 and $99,000, or 10.3% and 4.1% for the three months ended September 30, 2006 and 2005, respectively. Additionally, because our United Kingdom segment has contributed more pre-tax income in the current period, our consolidated tax expense has a higher contribution from this segment, which has slightly reduced our effective tax rate in the current quarter.
     Net Income. Net income decreased to $1.2 million for the three months ended September 30, 2006, a decrease of $512,000 or 30.1%, from $1.7 million for the comparable period in 2005. Our basic and diluted net income decreased to $0.13 per share for the three months ended September 30, 2006, from $0.18 per share for the comparable period in 2005, on average shares outstanding of 9,601,779 for both periods.
Nine Months Ended September 30, 2006 compared to Nine Months Ended September 30, 2005
     Net Sales. Net sales increased to $76.4 million for the nine months ended September 30, 2006, an increase of $7.3 million or 10.6%, from $69.1 million for the comparable period in 2005. The increase in net sales is primarily attributable to increased sales of $8.5 million at our United Kingdom operations and $2.5 million at RMP, partially offset by a decrease in net sales of $2.1 million at SSD and $1.6 million at our Canadian operations. Of the $8.5 million increase in net sales at our United Kingdom operation, $5.6 million is primarily due to stronger customer demand for both our material handling and rail product lines. Additionally, net sales at our United Kingdom operation were positively impacted by the acquisition of Coronet Rail in April 2006, which added $2.9 million of sales during the current period. Net sales at RMP increased $2.5 million during the first nine months of 2006, reflecting a $2.1 million increase in customer demand for our track component products and a $406,000 increase in customer demand for our wayside data collection and data managements systems at Salient Systems. Included in this $2.1 million is $626,000 related to steel surcharges being a pass-through cost to our customers at no additional profit. Net sales at SSD decreased $2.1 million during the first nine months of 2006, primarily due to weaker customer demand for heavy duty and auto rack load securement systems during the first nine months of 2006. Net sales at our Canadian operations decreased $1.6 million as a result of a $2.9 million decline in volume primarily due to lower demand for rail anchors, partially offset by a foreign currency translation of $1.3 million that positively impacted net sales.
     Gross Profit. Gross profit increased to $23.0 million for the nine months ended September 30, 2006, an increase of $814,000 or 3.7%, from $22.2 million for the comparable period in 2005. However, our consolidated gross profit percent declined to 30.1% in the current period, from 32.1% for the nine months ended September 30, 2005. The decline in gross profit percent is primarily due to the product mix being comprised more from lower margin track components at RMP, in addition to higher raw material costs for some of these track component products. The increase in gross profit is attributable to increased gross profit of $2.5 million at our United Kingdom operation, partially offset by lower gross profit of $907,000 at our Canadian operations, $634,000 at SSD, and $122,000 at RMP. Higher gross profit at our United Kingdom operations of $1.6 million is primarily attributable to higher gross profit on increased sales volume of our material handling and rail product lines. Additionally, the acquisition of Coronet Rail in April 2006 contributed $836,000 of gross profit to our United Kingdom operation in the current period. The decline in gross profit at our Canadian operations includes $1.3 million of lower gross profit primarily due to a decrease in sales volume of rail anchors at our Montreal location and higher foreign currency rates that resulted in lower gross profit at Kelsan, partially offset by foreign currency translation of $426,000 that positively impacted gross profit. Gross profit at SSD decreased $634,000 primarily due to lower sales volume of heavy duty and auto rack load securement systems. The decrease in gross profit at RMP includes a decrease of $468,000 due to lower margin track component products, partially offset by higher gross profit of $346,000 due to higher sales volume at Salient Systems.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $16.2 million for the nine months ended September 30, 2006, an increase of $1.6 million or 11.0%, from $14.6 million for the comparable period in 2005. This increase is primarily due to increased expenses of $1.1 million at our United Kingdom operations, $207,000 in corporate shared services, $205,000 at RMP and $134,000 at our Canadian operations. Increased selling, general and administrative expenses of $565,000 at our United Kingdom operations in Leicester, England and Wrexham, Wales, are primarily due to higher professional, legal and consulting fees, a non-recurring restructuring charge of $93,000, increased employee salaries and benefits, employee additions, increased advertising expenses, and higher sales commissions to support the increased sales volumes. Additionally, the acquisition of Coronet Rail in April 2006 added $516,000 of selling, general and administrative expenses to our United Kingdom operations during the current period. Selling, general and administrative expenses for corporate shared services increased $207,000 in the current period primarily due to increased employee benefit costs, higher contractual services, and higher business travel expenses. The increase in selling, general and administrative expenses of $205,000 at RMP includes a $180,000 increase in expenses at Salient Systems primarily due to increased employee salaries and benefits, employee additions and higher sales commissions resulting from the increased sales volume. The increase in selling, general and administrative expenses of $134,000 at our Canadian operations is primarily due to the effects of foreign currency translation. However, selling, general and administrative expenses in local currency (Canadian dollars) have declined in the current period primarily due to reduced spending on expenses such as business travel at Kelsan.
     Amortization Expense. Amortization expense increased to $636,000 for the nine months ended September 30, 2006, an increase of $120,000 or 23.3%, from $516,000 for the comparable period in 2005. This increase is primarily due to amortization expense on intangible assets purchased and deferred financing fees incurred as a result of the Coronet Rail acquisition in April 2006.
     Interest Expense. Interest expense increased to $792,000 for the nine months ended September 30, 2006, an increase of $127,000 or 19.1%, from $665,000 for the comparable period in 2005. This increase is primarily due to $4.2 million in term loans from a United Kingdom financial institution obtained in April 2006, the proceeds of which were used to finance the acquisition of Coronet Rail, which added $123,000 of interest expense during the first nine months of 2006 Total long-term debt increased to $17.7 million at September 30, 2006, from $14.8 million at September 30, 2005. As a result of the acquisition of the Vulcan railroad product line on October 10, 2006, we expect that our debt levels will increase, and as such we anticipate higher interest expense in the future. See Notes to Condensed Consolidated Financial Statements – Subsequent Events, Note 15, page 19.
     Other Expense. Other expense increased to $173,000 for the nine months ended September 30, 2006, an increase of $33,000 or 23.6%, from $140,000 for the comparable period in 2005. The increase in expense is primarily due to an increase of $104,000 at our Canadian operations due to foreign currency translation and a loss on disposal of the blast furnace at our Montreal operation. Partially offsetting the increase is a decrease of $76,000, which is primarily due to impairment charges that were recognized on certain non-operating long-lived assets during the first nine months of 2006 and 2005. In the current period, we recognized a $100,000 impairment charge to write-down our Troy, New York property to fair market value, as we have reached an agreement in principle with the City of Troy to sell the property, pending negotiation of final terms and conditions. In the comparable period of the prior year, we recognized an impairment charge of $193,000 on this same property due to partial destruction by a fire and associated clean-up costs.
     Provision for Income Taxes. The provision for income taxes decreased to $1.4 million for the nine months ended September 30, 2006 from $1.8 million for the comparable period in 2005. The effective tax rates on reported taxable income were 26.9% and 28.9% for the nine months ended September 30, 2006 and 2005, respectively. Our consolidated effective tax rate reflects research and development tax credits received by our Canadian operations, which reduced income tax expense by $289,000 and $296,000, or 5.6% and 4.8% for the nine months ended September 30, 2006 and 2005, respectively.
     Net Income. Net income decreased to $3.8 million for the nine months ended September 30, 2006, a decrease of $670,000 or 15.2%, from $4.4 million for the comparable period in 2005. Our basic and diluted net income per share decreased to $0.39 for the nine months ended September 30, 2006, from $0.46 per share for the comparable period in 2005, on average shares outstanding of 9,601,779 for both periods.
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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(In Thousands)
External sales	$11,577	$12,501	$35,726	$33,263
Intersegment sales	504	759	1,696	1,794
Operating income (2)	1,671	2,085	4,688	5,002

Sales by product line(1)
Track component products (3)	$5,999	$5,568	$19,381	$17,236
Friction management products and services	4,150	5,884	13,298	13,750
Wayside data collection and data management systems	1,441	1,500	3,601	3,182
Other products and services	491	308	1,142	889

Total product and service sales	$12,081	$13,260	$37,422	$35,057

(1)	Includes intersegment sales.

(2)	Includes an adjustment of $39,000 for the three months ended September 30, 2005 to reclass salary and benefit expenses for two professional employees to be consistent with the allocation of these expenses during 2006. Includes an adjustment of $176,000 for the nine months ended September 30, 2005 to reclass salary and benefit expenses for one executive and three professional employees to be consistent with the allocation of these expenses during 2006. Beginning in April 2005, corporate shared services began to absorb the salaries, benefits, and business travel expenses for one professional and one executive employee due to internal promotions and assignment of new responsibilities. The adjustment for this one professional and one executive employee was zero for the three months ended September 30, 2005 and totaled $59,000 for the nine months ended September 30, 2005. Additionally, beginning in January 2006, corporate shared services began to absorb the salaries, benefits and business travel expenses for two professional employees due to the assignment of new responsibilities. The adjustment for these two professional employees totaled $39,000 for the three months ended September 30, 2005 and $117,000 for the nine months ended September 30, 2005.

(3)	Formerly referred to as Rail Joints and Related Products.

     For the three months ended September 30, 2006, external sales for RMP decreased by $924,000 or 7.4%, to $11.6 million from $12.5 million during the comparable period in 2005. The decrease in external sales includes a decrease of $844,000, primarily due to timing of customer orders for our friction management products, as the third quarter of 2005 benefited from a large order from a large customer, partially offset by increased customer demand for our track component products during the third quarter of 2006. Operating income for the three months ended September 30, 2006 decreased to $1.7 million from $2.1 million for the comparable period in 2005, a decrease of $414,000 or 19.9%. The decrease in operating income is attributable to lower gross profit of $475,000, primarily due to lower sales volume of our friction management products, lower gross margin in the current period, primarily due to material cost increases for some of our track component products, and product mix.
     For the nine months ended September 30, 2006, external sales for RMP increased by $2.5 million or 7.4%, to $35.7 million from $33.3 million during the comparable period in 2005. The increase in external sales is primarily due to a $2.1 million increase in customer demand for our track component products and a $406,000 increase in customer demand for our wayside data collection and data management systems at Salient Systems. Included in this $2.1 million is $626,000 related to steel surcharges being a pass-through cost to our customers at no additional profit. Operating income for the nine months ended September 30, 2006 decreased to $4.7 million from $5.0 million for the comparable period in 2005, a decrease of $314,000 or 6.3%. The decrease in operating income is attributable to lower gross profit of $122,000, primarily due to increased raw material costs, and higher selling, general and administrative expenses of $204,000 primarily due to increased employee salaries and benefits, employee additions, and higher sales commissions at Salient Systems.
     Shipping Systems Division – “SSD”. SSD engineers and sells load securement systems to the railroad freight car market. These systems are used to secure a wide variety of products and lading onto freight cars. Most of the assembly work for SSD is performed at RMP’s Huntington, West Virginia manufacturing plant, although some manufacturing is subcontracted to independent third parties.
     On October 10, 2006, we entered into a definitive asset purchase agreement with Vulcan Chain Corporation (Vulcan), a Detroit, Michigan manufacturer of freight securement products for the railroad industry, whereby we acquired the assets of Vulcan’s railroad product line. See Notes to Condensed Consolidated Financial Statements – Subsequent Events, Note 15, page 19. Beginning with our 2006 Form 10-K filing, all assets and liabilities of Vulcan and the results of operations for Vulcan, will be included in the Shipping Systems segment and the consolidated financial statements.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(In Thousands)
External sales	$754	$1,846	$2,607	$4,723
Intersegment sales	1	6	12	9
Operating income	43	309	183	810

Sales by product line(1)
Auto rack load securement systems	$128	$30	$299	$1,005
Heavy duty load securement systems	203	1,155	908	2,045
Strap securement systems	343	142	721	514
All other load securement systems	81	525	691	1,168

Total product and service sales	$755	$1,852	$2,619	$4,732

(1)	Includes intersegment sales.
     For the three months ended September 30, 2006, external sales for SSD decreased by $1.1 million or 59.2%, to $754,000 from $1.8 million during the comparable period in 2005. The decrease in external sales is primarily due to weaker demand for our heavy duty load securement systems in the current period. Operating income for the three months ended September 30, 2006 decreased to $43,000 from $309,000 during the comparable period in 2005, a decrease of $266,000 or 86.1%, primarily due to lower gross profit on the lower sales volume of heavy duty load securement systems.
     For the nine months ended September 30, 2006, external sales for SSD decreased by $2.1 million or 44.8%, to $2.6 million from $4.7 million during the comparable period in 2005. The decrease in external sales is due to weaker demand for our heavy duty load securement systems and our auto rack load securement systems, primarily auto rack bridge plates, in the current period. Operating income for the nine months ended September 30, 2006 decreased to $183,000 from $810,000 during the comparable period in 2005, a decrease of $627,000 or 77.4%, primarily due to lower gross profit on the lower sales volume of heavy duty and auto rack load securement systems.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
		(In Thousands)
External sales (2)	$4,050	$5,523	$17,038	$18,620
Intersegment sales (2)	1,333	1,569	4,997	4,398
Operating income (2), (3)	87	681	1,245	2,349
Average translation rate of Canadian dollar to United States dollar	0.8947	0.8340	0.8882	0.8192

Sales by product line(1)
Rail anchors and spikes	$2,317	$3,974	$12,311	$14,090
Friction management products and services	2,773	2,728	8,972	8,022
Other products and services	293	390	752	906

Total product and service sales	$5,383	$7,092	$22,035	$23,018

(1)	Includes intersegment sales.

(2)	Results for the three months ended September 30, 2005 include adjustments of ($809,000), $322,000, and ($77,000) to external sales, intersegment sales, and operating income, respectively, to be consistent with 2006 segment presentation. Results for the nine months ended September 30, 2005 include adjustments of ($2.4 million), $728,000, and ($268,000) to external sales, intersegment sales, and operating income, respectively, to be consistent with 2006 segment presentation. The net effect of the adjustment made to external and intersegment sales is reflected within sales of friction management products and services. On December 31, 2005, the assets of Kelsan Europe (formerly part of the Canada segment) were purchased by Portec Rail Products (UK) Ltd. (United Kingdom segment). Beginning January 1, 2006, the results of operations for Kelsan Europe are included within our United Kingdom business segment. The net effect of these adjustments on consolidated results for the three and nine months ended September 30, 2006 is zero.

(3)	Includes an adjustment of $31,000 for the nine months ended September 30, 2005 to reclass salary expense for one executive to be consistent with the allocation of these expenses during 2006. No adjustment is necessary for the three months ended September 30, 2005. Beginning in April 2005, corporate shared services began to absorb the salary and business travel expenses for this employee due to an internal promotion and assignment of new responsibilities for this employee. Operating income includes an operating loss from Portec Rail Nova Scotia Company of $151,000 and $140,000 for the three months ended September 30, 2006 and 2005, respectively, and an operating loss from Portec Rail Nova Scotia Company of $448,000 and $413,000 for the nine months ended September 30, 2006 and 2005, respectively.
     For the three months ended September 30, 2006, external sales for Canada decreased by $1.5 million or 26.7%, to $4.0 million from $5.5 million during the comparable period in 2005. The decrease in external sales is primarily attributable to a decrease in sales volume of $1.7 million from rail anchors at our Montreal location, partially offset by a $275,000 foreign currency translation that positively impacted sales. Operating income for the three months ended September 30, 2006 decreased to $87,000 from $681,000 during the comparable period in 2005, a decrease of $594,000 or 87.2%. The decrease is attributable to lower gross profit of $488,000, of which $278,000 is primarily due to lower sales volume of rail anchors at our Montreal location, and $210,000 is due to lower sales volume and higher foreign exchange rates that have resulted in lower gross profit at Kelsan. In addition, selling, general and administrative expenses increased $89,000, primarily due to a $79,000 foreign currency translation that negatively impacted selling, general, and administrative expenses.
     For the nine months ended September 30, 2006, external sales for Canada decreased by $1.6 million or 8.5%, to $17.0 million from $18.6 million during the comparable period in 2005. The decrease in external sales is primarily attributable to a decrease in sales volume of $2.9 million from rail anchors at our Montreal operation, partially offset by a $1.3 million foreign currency translation that positively impacted sales. Operating income for the nine months ended September 30, 2006 decreased to $1.2 million from $2.3 million during the comparable period in 2005, a decrease of $1.1 million or 47.0%. The decrease is attributable to lower gross profit of $842,000 at our Montreal operation primarily due to lower sales volume of rail anchors. In addition, gross profit at Kelsan decreased $490,000 primarily due to higher foreign exchange rates. Offsetting these decreases is a $426,000 foreign currency translation that positively impacted operating income. Additionally, selling, general and administrative expenses increased $134,000 in the current period, primarily due to the effects of foreign currency translation. However, selling, general and administrative expenses in local currency (Canadian dollars) have declined in the current period primarily due to reduced spending on expenses such as business travel at Kelsan.
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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
		(In Thousands)
External sales (2)	$7,901	$4,321	$20,998	$12,492
Intersegment sales	3	9	15	41
Operating income (2)	799	358	2,230	901
Average translation rate of British pound sterling to United States dollar	1.8735	1.7789	1.8290	1.8374

Sales by product line(1)
Material handling products	$3,393	$2,354	$10,321	$6,769
Friction management products and services	3,166	1,976	7,800	5,764
Track component products (3)	1,345	—	2,892	—

Total product and service sales	$7,904	$4,330	$21,013	$12,533

(1)	Includes intersegment sales.

(2)	Results for the three months ended September 30, 2005 include adjustments of $809,000, $3,000 and $77,000 to external sales, intersegment sales, and operating income, respectively, to be consistent with 2006 segment presentation. Results for the nine months ended September 30, 2005 include adjustments of $2.4 million, $3,000 and $268,000 to external sales, intersegment sales, and operating income, respectively, to be consistent with 2006 segment presentation. The increase in external sales is reflected within sales of friction management products and services. On December 31, 2005, the assets of Kelsan Europe (formerly part of the Canada segment) were purchased by Portec Rail Products (UK) Ltd. Beginning January 1, 2006, the results of operations for Kelsan Europe are included within our United Kingdom business segment. The net effect of these adjustments on consolidated results for the three and six months ended June 30, 2006 is zero.

(3)	Prior to the acquisition, Coronet Rail’s fiscal year end was March 31st. Before pro forma adjustments, Coronet Rail audited net sales and operating profit for the year ended March 31, 2006 was $7.9 million (£4.4 million pounds sterling) and $1.3 million (£756,000 pounds sterling), respectively. For the year ended March 31, 2005, Coronet Rail audited net sales and operating income was $2.7 million (£1.5 million pounds sterling) and $306,000 (£165,000 pounds sterling), respectively. The amounts listed under this footnote are not included in the above United Kingdom table.
     For the three months ended September 30, 2006, external sales at our United Kingdom operations increased by $3.6 million or 82.8%, to $7.9 million from $4.3 million during the comparable period in 2005. Of this $3.6 million increase, $1.9 million is due to stronger demand for our material handling and friction management product lines and $331,000 is due to foreign currency translation that positively impacted net sales. Additionally, the acquisition of Coronet Rail in April 2006 added $1.4 million in sales during the third quarter of 2006. Operating income for the three months ended September 30, 2006 increased to $799,000 from $358,000 during the comparable period in 2005, an increase of

$441,000 or 123.2%. The increase is attributable to additional gross profit of $619,000 due to higher sales volume of our products and services, partially offset by increased selling, general and administrative expenses of $284,000 due to a non-recurring restructuring charge, consulting and other professional fees, research and development expenses, increased employee benefits, and higher sales commissions. Additionally, Coronet Rail contributed $90,000 of operating income in the current period.
     For the nine months ended September 30, 2006, external sales at our United Kingdom operations increased $8.5 million or 68.1%, to $21.0 million from $12.5 million during the comparable period in 2005. Of this $8.5 million, $5.6 million is due to stronger demand for both our material handling and friction management product lines. Additionally, the acquisition of Coronet Rail in April 2006 added $2.9 million of sales to the current period. Operating income for the nine months ended September 30, 2006 increased to $2.2 million from $901,000 during the comparable period in 2005, an increase of $1.3 million or 147.5%. The increase is due to higher gross profit of $1.6 million due to higher sales volume from our products and services, partially offset by an increase of $565,000 in selling, general and administrative expenses due to higher professional, legal, and consulting fees, a non-recurring restructuring charge, increased employee salaries and benefits, employee additions, increased advertising expenses, and higher sales commissions. Additionally, the acquisition of Coronet Rail in April 2006 contributed $215,000 of operating income to the current period.
Liquidity and Capital Resources
     Our cash flow from operations is the primary source of financing for internal growth, capital expenditures, repayment of long-term obligations, dividends to our shareholders, and other commercial commitments. The most significant risk associated with our ability to generate sufficient cash flow from operations is the overall level of demand for our products. Our total cash balance is $1.6 million at September 30, 2006. We may use this cash for acquisitions, product line expansions, or general corporate purposes. In addition to cash generated from operations, we have revolving and overdraft credit facilities in place to support the working capital needs of each of our business segments. We believe that our cash flow from operations and the ability to borrow additional cash under our working capital facilities along with our existing cash balances will be sufficient to meet our cash flow requirements and growth objectives over the next twelve months.
     Cash Flow Analysis. During the nine months ended September 30, 2006 we generated $2.4 million in cash from operations compared to generating $5.1 million in cash from operations during the same period in 2005. Cash generated from operations is due to net income of $3.8 million in the current period, compared to $4.4 million during the same period in 2005, a decrease of $670,000. Additionally, we incurred depreciation and amortization expense of $2.1 million in the current period compared to $1.8 million in the same period in 2005, an increase of $355,000. Also, higher accounts payable balances generated $1.8 million of cash in the current period due to the timing of payments to vendors, compared to using $1.1 million of cash during the same period in 2005, an increase of $2.9 million. Conversely, cash used in operations is primarily due to higher accounts receivable balances of $2.9 million in the current period, an increase of $574,000 over the same period in the prior year, primarily as a result of increased sales volume at our United Kingdom operation. Additionally, we used $563,000 of cash to increase inventory balances in order to meet higher sales volume in the current period, compared to generating $2.0 million of cash from lower inventory balances in the same period in 2005, an increase of $2.5 million.
     Net cash used in investing activities was $6.3 million for the nine months ended September 30, 2006, compared to $1.1 million during the same period in 2005. Of the $6.3 million of cash used, $4.8 million of cash was used for the acquisition of Coronet Rail in April 2006. Additionally, $1.5 million of cash used in investing activities for the nine months ended September 30, 2006 was for capital expenditures. Our capital expenditures upgrade our machinery and equipment, improve our facilities, support new strategic initiatives or develop new products. During 2006, we installed a new induction furnace for our Canadian manufacturing operation near Montreal. This project totaled $1.0 million and was approved by our Board of Directors in 2005. The majority of our capital spending is discretionary. We believe that the overall level of capital spending for our business segments is sufficient to remain competitive.
     Net cash provided by financing activities was $72,000 for the nine months ended September 30, 2006, compared to $4.7 million of cash used in financing activities during the comparable period in 2005. Cash provided by financing activities during the nine months ended September 30, 2006 is due to proceeds of $4.1 million (net of fees paid) from bank loans to purchase Coronet Rail in April 2006. Cash used in financing activities during the nine months ended September 30, 2006 includes repayments of long-term debt obligations of $2.3 million; and cash dividends of $1.7 million paid to shareholders.
Financial Condition
     At September 30, 2006, total assets were $100.0 million, an increase of $11.1 million or 12.5%, from $88.9 million at December 31, 2005. The increase at September 30, 2006 is primarily due to higher accounts receivable, inventories, and prepaid expenses and other current assets, which increased $8.2 million, and includes $2.6 million of Coronet Rail assets acquired in April 2006. Also contributing to the increase are intangible assets and goodwill of $5.7 million, which includes $5.3 million of intangible assets and goodwill purchased as a result of the Coronet Rail acquisition in April 2006. Additionally, our net property, plant, and equipment, including an asset held for sale, increased $839,000, which includes $362,000 of Coronet Rail machinery and equipment purchased in April 2006. Partially offsetting these increases in assets is a decrease of $3.8 million in cash, primarily to support capital expenditures, repay indebtedness, and to fund costs associated with the Coronet Rail acquisition during the current period.
     Total outstanding debt obligations were $17.7 million at September 30, 2006, an increase of $3.5 million or 24.6% from $14.2 million at December 31, 2005. The increase in total outstanding debt obligations is primarily due to bank term loans obtained in April 2006 in the original amount of $4.2 million, which were used to finance the acquisition of Coronet Rail.
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
     We record the fair value of the tangible and intangible assets of acquisitions in accordance with SFAS No. 142. As part of our procedures to assign fair values to all acquired assets, we hire an independent appraiser to evaluate the technology and intellectual property along with any other intangible assets that we could assign a fair value to under these acquisitions. We supply the independent appraiser with the historical and estimated cash flows of the companies along with an estimate of future costs to maintain these technologies. The independent appraiser uses these estimates and other assumptions to determine the present value of the discounted cash flows of these various technologies and other intangible assets. In addition, we evaluate the future lives of the identified intangible assets to determine if they have definite or indefinite lives.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to interest rate risk on our long-term debt obligations and our working capital facilities are under floating interest rate arrangements. We have determined that these risks are not significant enough to warrant hedging programs. If interest rates increase we will be exposed to higher interest rates and we will be required to use more cash to settle our long-term debt obligations. As interest rates increase on our variable long-term debt, it will have a negative impact on future earnings because the interest rates will increase our interest expense. Conversely, if interest rates decrease on our variable long-term debt, it will have a positive impact on future earnings because lower interest rates will decrease our interest expense. Based upon our long-term debt amounts as of September 30, 2006, for every 1% increase or decrease in the interest rate on our long-term debt, our annual interest expense will fluctuate by approximately $176,000.
     In addition, we are exposed to foreign currency translation fluctuations with our international operations. We do not have any foreign exchange derivative contracts to hedge against foreign currency exposures. Therefore, we are exposed to the related effects when foreign currency exchange rates fluctuate. If the U.S. dollar strengthens against the Canadian dollar and/or the British pound sterling, the translation rate for these foreign currencies will decrease, which will have a negative impact on our operating income. For example, for the three and nine months ended September 30, 2006, for every 1/100 change in the exchange rate of the Canadian dollar to the U.S. dollar, our Canadian operation’s operating income would have changed by $1,000 and $14,000, respectively. Further, for every 1/100 change in the exchange rate of the British pound sterling to the U.S. dollar, the impact on operating income for our United Kingdom operation for the three and nine months ended September 30, 2006 would have been $4,000 and $12,000, respectively. Foreign currency translation fluctuations have no impact on cash flows as long as we continue to reinvest any profits back into the respective foreign operations.
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

ITEM 6. EXHIBTS
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

PORTEC RAIL PRODUCTS, INC.

Date: November 14, 2006	By:	/s/ Richard J. Jarosinski

Richard J. Jarosinski, President and Chief Executive Officer

Date: November 14, 2006	By:	/s/ John N. Pesarsick

John N. Pesarsick, Chief Financial Officer

EXHIBIT INDEX
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002