Form 10-K
period 2006-12-31
PORTEC RAIL PRODUCTS INC
filed 2007-03-15
CIK 1263074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2006
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File No. 000-50543
Portec Rail Products, Inc.
(Exact name of registrant as specified in its charter)

West Virginia	55-0755271

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

900 Old Freeport Road, Pittsburgh, Pennsylvania	15238-8250

(Address of Principal Executive Offices)	Zip Code
(412) 782-6000
(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:	Common Stock, par value $1.00 per share

(Title of Class)

Securities Registered Pursuant to Section 12(g) of the Act:	None
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
Large Accelerated Filer ☐      Accelerated Filer ☑      Non-Accelerated Filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
     As of February 28, 2007 there were issued and outstanding 9,601,779 shares of the Registrant’s Common Stock.
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2006, as reported by the Nasdaq Global Market, was approximately $81.8 million.
DOCUMENTS INCORPORATED BY REFERENCE
(1)	Proxy Statement for the 2007 Annual Meeting of Stockholders of the Registrant (Part III).

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
PART I
ITEM 1. BUSINESS
Overview
     Portec Rail Products, Inc. (sometimes herein referred to as “we,” the “Company,” or “Portec Rail Products”) was incorporated in West Virginia in 1997. We manufacture, supply and distribute a broad range of railroad products, including rail joints, rail anchors, rail spikes, railway friction management products, railway wayside data collection and data management systems and freight car securement systems. We also manufacture material handling equipment at our United Kingdom operation. We serve both the domestic and international markets. We and our predecessors have served the railroad industry since 1906. In 1997, a group of private investors including several senior executives of Portec, Inc., our predecessor company, purchased the rail-related assets and selected material handling assets of, and assumed certain liabilities of, Portec, Inc.

     We operate through four global business segments consisting of Railway Maintenance Products Division (“RMP”), Shipping Systems Division (“SSD”), Portec Rail Nova Scotia Company (“Canada”) and Portec Rail Products (UK) Ltd. (“United Kingdom”). The presentation of segment information reflects the manner in which we organize and manage our segments by geographic areas for making operating decisions, assessing performance and allocating resources. Sales and operating income by segment are presented in Management’s Discussion and Analysis set forth in Item 7 in this annual report on Form 10-K and Note 16 “Segments, Geographic and Major Customer Financial Information” of our consolidated financial statements set forth in Item 8 in this annual report on Form 10-K.
     In October 2006, we acquired the railroad product line assets of Vulcan Chain Corporation (Vulcan), a Detroit, Michigan manufacturer of freight securement products for the railroad industry. The acquired assets include certain patent interests, equipment, and other intangible assets. Vulcan is operated under our SSD business segment. See Notes to Consolidated Financial Statements – Acquisition of Vulcan Chain Corporation Assets, Note 2, page 46.
     In April 2006, we acquired the common stock of Coronet Rail, Ltd. (Coronet Rail), a United Kingdom-based manufacturer of railway track component products. Coronet Rail is a major supplier of insulated rail joints and track fasteners to the United Kingdom railways as well as to international customers, and is located in Sheffield, England, United Kingdom. Coronet Rail is operated under the United Kingdom business segment. See Notes to Consolidated Financial Statements – Acquisition of Coronet Rail, Ltd., Note 3, page 47.
     In January 2006, we acquired certain assets of Kaybe (Conveyors) Ltd. (Kaybe). The acquired assets include inventory, the Kaybe name and the customer list. The Kaybe product line is primarily for use in the warehousing sector. The acquired assets were integrated into our existing material handling operation located in Leicester, England. This product line is operated under our United Kingdom segment. See Notes to Consolidated Financial Statements – Acquisition of Kaybe (Conveyors) Ltd. Product Line Assets, Note 4, page 48.
     Our corporate headquarters is located at 900 Old Freeport Road, Pittsburgh, Pennsylvania. Our telephone number is (412) 782-6000.
Railway Maintenance Products Division – “RMP”
     Our RMP business segment, which is our largest, provides track component and friction management products and services to railroads, transit systems and railroad contractors from our manufacturing and assembly plant located in Huntington, West Virginia. Our wholly-owned subsidiary, Salient Systems, Inc. (Salient Systems), provides our railroad customers with railway wayside detection and operating asset data management systems from its engineering and assembly operation in Dublin, Ohio. Approximately 90% to 95% of our sales from this entire business segment are to our United States and Canadian customers while 5% to 10% of our sales from this segment are to other customers. RMP’s administrative functions such as customer service, engineering, purchasing and accounting are conducted in Pittsburgh, Pennsylvania in the same office location as the corporate headquarters.
     Track Component Products. We sell a variety of products to support track work repair and installation. The primary customers for these products are the Class I railroads, regional railroads, local railroads and transit systems. These products include standard and insulated rail joints, gauge plates, track mats, curve blocks and jacking systems.
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

     As railroads have increased axle loads, train speeds and utilization of main lines, the demands placed upon the rail joint also have increased. To meet these demands, we have expanded and improved our product line of standard joints, bonded insulated joints, polyurethane-coated insulated joints and fiberglass epoxy insulated joints. Continued technological advancements in metallurgy and adhesives in addition to engineering tools such as computer aided design analysis and advanced product testing processes enable us to provide a higher level of product performance.
     Friction Management Products and Services. As the North American market leader, our friction management products and services improve train-operating efficiency and reduce track stresses and related maintenance costs for our customers. Friction management includes gauge face lubrication with rail curve greases and top-of-rail applications of special materials called Friction Modifiers. Rail lubrication involves placing a film of grease between the flanges of locomotive or railcar wheels and the inside of the rail head (the gauge face). Our Friction Modifiers are applied to the top-of-rail (the running surface) between the rail head and the tread of the wheel. A Friction Modifier is designed to reduce friction, but not below the level needed for braking and traction. These products can be applied by a fixed station at the side of the track (wayside application), by a specifically equipped truck as it moves along the rails (hi-rail application), or by units mounted on a locomotive, a special car inside the train consist, or transit system car (on-board application). The dominant technology is a wayside tank and pump with special distribution bars fastened to the rail. As railroads increase axle loads and utilization of main lines, friction management becomes increasingly more important. If done effectively, friction management reduces noise and may provide savings to the customer through reduced rail wear, wheel wear, roadbed maintenance and fuel consumption. We design, manufacture and sell the equipment for our friction management applications. We also design and manufacture our Friction Modifiers. We act as a distributor for various other lubricants used in gauge face lubrication applications.
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
     Railway Wayside Data Collection and Data Management Systems. On September 30, 2004, we acquired Salient Systems, Inc., a railway wayside and operating asset data management business. Salient Systems designs, manufactures and provides wayside measurement and detection products, services and support for both the domestic and the international railway transportation industry. Salient Systems’ products are engineered to enhance our rail customers’equipment utilization by improving reliability and reducing maintenance expense.
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
Shipping Systems Division – “SSD”
     Our SSD business segment engineers and sells load securement systems to the railroad industry. These systems secure a wide variety of products and lading onto freight cars. Most of the assembly work for SSD is performed at RMP’s Huntington, West Virginia manufacturing plant, although some manufacturing is subcontracted to independent third parties. SSD is headquartered near Chicago, in Oak Brook, Illinois.
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
     In October 2006, we acquired the railroad product line assets of Vulcan Chain Corporation (Vulcan), a Detroit, Michigan manufacturer of freight securement products for the railroad industry. Since the acquisition date, all the Vulcan assets and results of operations have been included in the Shipping Systems business segment and the consolidated financial statements. See Notes to Consolidated Financial Statements – Acquisition of Vulcan Chain Corporation Assets, Note 2, page 46.
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

Portec Rail Nova Scotia Company, our wholly-owned Canadian subsidiary – “Canada”
     In conjunction with the acquisition of Kelsan, we established a new Canadian subsidiary, Portec Rail Nova Scotia Company, and transferred ownership of Portec, Rail Products Ltd. to Portec Rail Nova Scotia Company. This new subsidiary was established to provide a legal structure for our Canadian entities that would provide the most advantageous tax benefits under both Canadian and United States income tax laws.
     Operationally in Montreal, Canada we produce rail anchors and rail spikes at our manufacturing plant in St. Jean, Quebec, primarily for the Canadian railroads, with some products exported to the United States and for other international customers. Rail anchors and rail spikes are devices used to secure rails to ties to restrain the movement of the rail tracks. In addition, our Montreal operation manufactures and sells friction management products from its facility in Lachine, Quebec, a suburb of Montreal. There are two major Canadian transcontinental railroads that we serve, the Canadian Pacific Railway and the Canadian National Railway, and a number of regional railroads.
     Kelsan’s proprietary friction control solutions for the railway industry provide the ability to broaden the scope of our railway friction management products and services. Kelsan has two primary product lines, a stick friction modifier and related application system which is utilized for gauge face lubrication and a top of rail liquid friction modifier, Keltrack®. Kelsan’s unique solutions control friction at the wheel/rail interface in order to reduce a railroad’s operating costs while improving performance by extending rail and wheel life, improving fuel efficiency and reducing noise and lateral forces. Kelsan has a commercially driven research and development team that has generated an ongoing stream of intellectual property while trying to protect our technology through the obtaining of patents. Kelsan also has an established network of agents and distributors throughout the world, in particular Europe and Asia, to supplement its sales team. This network is used as a platform to more aggressively promote our friction management equipment product lines into these two key markets, while realizing continuing ongoing sales of the friction modifier solutions being pumped onto the rails through our equipment.
Portec Rail Products (UK) Ltd., our wholly-owned United Kingdom subsidiary – “United Kingdom”
     In the United Kingdom, we operate and serve our customers in two different markets. In the rail market, our product lines include friction management products and services and track component products. Prior to December 2006, we produced railway lubrication products at our Wrexham, Wales location. As a result of a business restructuring during 2006, we closed the Wrexham, Wales location and moved the rail operations to Sheffield, England. We currently have an agreement in principle to sell the Wrexham property and expect to complete the sale of this facility during the first quarter 2007.
     During the third quarter 2006, we announced a business reorganization plan, which consolidated our rail and material handling operations in the United Kingdom from four locations into two, one at our Sheffield, England facility (rail) and the other at our Leicester, England facility (material handling). The reorganization was substantially complete as of December 31, 2006. We do expect to finalize the reorganization during the first quarter 2007. See Notes to Consolidated Financial Statements – Restructuring Costs, Note 18, page 75.
     In April 2006, we acquired the common stock of Coronet Rail, Ltd. (Coronet Rail), a United Kingdom-based manufacturer of railway track component products. Coronet Rail is a major supplier of insulated rail joints and track fasteners to the United Kingdom railways as well as to international customers, and is located in Sheffield, England, United Kingdom. Coronet Rail is operated under the United Kingdom business segment. See Notes to Consolidated Financial Statements – Acquisition of Coronet Rail, Ltd., Note 3, page 47.
     In the material handling market, we operate and serve our customers from our location in Leicester, England, under the trade name of Conveyors International (CI Logistics). As a result of the business restructuring during 2006, we have centralized all of the material handling operations at our Leicester location, as we previously had some material handling operations in Wrexham. Our material handling operation designs, manufactures and sells various products, such as overhead and floor conveyors, racking systems and mezzanine flooring systems. Our material handling systems are designed to provide our customers with a total solution to moving products throughout their factory, offloading their products from trucks and moving their goods in other types of applications. Our Quodeck product line is a line of conveyors, racking systems, mezzanine floor systems and turnkey equipment mainly used in the garment distribution industry.

     In January 2006, we acquired certain assets of Kaybe (Conveyors) Ltd. (Kaybe). The acquired assets include inventory, the Kaybe name and the customer list. The Kaybe product line is primarily for use in the warehousing sector. The acquired assets were integrated into our existing material handling operation located in Leicester, England. This product line is operated under our United Kingdom segment. See Notes to Consolidated Financial Statements – Acquisition of Kaybe (Conveyors) Ltd. Product Line Assets, Note 4, page 48.
Alliances
     In recent years, we have created alliances with independent strategic partners within our industry to broaden the scope of our existing friction management products and services that we provide to our customers. In 2000, we formed an informal alliance of technology companies to enhance friction management solutions for the wheel/rail interface. There are no written agreements among all the members of the alliance, although we have entered into sales representation or distribution agreements with individual alliance members. Under the Friction Force® registered trademark brand of products and services, the alliance strengthens our market position in lubrication and friction management and enables us to deliver improved solutions with enhanced value to our customers. We are the exclusive North American distributor for the SoyTrak™ Rail Curve Lubricant, a biodegradable, environmentally-friendly soy-based lubricant developed and manufactured by Environmental Lubricants Manufacturing, Inc. These alliances evolve as needed to address market opportunities as well as to most effectively serve our customers.
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
     The Surface Transportation Board, the federal agency responsible for the economic regulation of the railroad industry, designates United States freight railroads into three classes based upon their operating revenues. “Class I” railroads are defined as those with operating revenue of at least $319.3 million in 2005; “Class II” railroads had between $25.5 million and $319.2 million of operating revenue in 2005; “Class III” railroads had less than $25.5 million of operating revenues in 2005.
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

Business Strategy
     Our business strategy is to (i) increase the market share of our track component products that serve as the foundation for our railway business, (ii) advance the technology and expand the friction management products and services along with our wayside detection and data operating management systems that we offer to railroads and transit system companies in North America while expanding our geographic footprint globally, with a primary focus on Europe and Asia, (iii) increase our offering of products and services to assist businesses in loading, securing and transporting materials on railcars, and (iv) increase the sales and profitability of our material handling products.
     We intend to continue to evaluate acquisition opportunities as they arise. We completed the Salient Systems, Inc. and Kelsan Technologies Corp. acquisitions in 2004. In 2006, we completed the acquisition of Coronet Rail, Ltd. and the purchase of the railroad product line assets of Vulcan Chain Corporation. These transactions resulted in the acquisition of complementary product lines or companies that provide technological enhancements to our current products and which can benefit from utilizing our existing distribution and manufacturing platforms.
Sales and Marketing
     Each of our business units initiates their individual sales programs, which vary due to the different product lines and geographic locations. Our marketing efforts include promoting our business through trade show presentations, trade magazine advertising and through our website. In addition, our managers and engineers participate in various industry conferences and industry professional organizations to interface with customer engineers and end users of our products. The business units also use an in-house sales department to sell small orders and replacement parts and a combination of employee sales managers, third party sales representatives and distributors to call on customer purchasing managers, engineers and operations managers. Internationally, we also utilize a network of agents across Europe and Asia and our internal sales employees to reach current customers and cultivate potential customers in these areas.
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
     Although there are a large number of domestic and foreign suppliers of steel and steel fabricators, our RMP division for many years has relied upon a supply relationship with Steel of West Virginia, Inc. for a substantial amount of its joint bar steel. Joint bar steel is rolled to various profiles and sizes requiring proprietary steel mill rolls that are not easily transferable from mill to mill. Steel of West Virginia, Inc. maintains the rolls for us after we purchase them. Steel of West Virginia, Inc., previously owned by Roanoke Electric Steel Corp., is currently owned by Steel Dynamics, Inc, who acquired Roanoke Electric Steel Corp in April 2006. We have no formal supply agreement with Steel of West Virginia, Inc. to obtain our steel products for use in our Huntington, West Virginia manufacturing plant.
     Our Montreal operation obtains the bulk of its steel supply for rail spikes and rail anchors from Norambar Inc., but also has a second source for steel from another Canadian supplier. Norambar Inc., previously owned by Stelco Inc., was acquired by Mittal Canada Inc., an affiliate of Mittal Steel Company N.V. in February 2006. We have an agreement with Norambar Inc. to obtain our steel products through December 2007.
     It is unclear what effect, if any, that these transactions will have on our ability to obtain steel from the new owners, or the price at which we will be able to purchase the steel. While we have no reason to believe that our supply of steel will be disrupted, should the new owners decide to alter their steel product offerings, we would have to obtain an alternative source of steel. We currently have secondary suppliers for some of our steel product lines in place. However, there can be no assurance that we will be successful in obtaining a new source of steel for all of our product lines on commercially reasonable terms.

     Additionally, our RMP division purchased 5% of total domestic steel requirements from China in 2006. This provides an additional steel source as we continue to monitor the prices and availability from our domestic steel suppliers. Our goal is to maintain good relationships with our suppliers and we have not experienced any significant interruptions in recent years in the supply of raw materials or specialty components. Raw materials for Salient Systems, SSD, Kelsan and United Kingdom are readily available from various suppliers.
Principal Customers
     Our business depends largely upon sales to United States and Canadian railroads and transit systems. For the year ended December 31, 2006, sales to our two largest customers, Canadian Pacific Railway and Canadian National Railway, accounted for approximately 10% and 9% of our total sales, respectively. For the year ended December 31, 2005, sales to Canadian Pacific Railway and Canadian National Railway accounted for approximately 12% and 11% of our total sales, respectively. For additional information on our principal customers, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Segment Review.”
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
     The following table sets forth the dollar amount of backlog for each of our business segments at the dates indicated.

	At December 31,
	2006(1)		2005(1)		2004(1)
	(In thousands)
RMP	$8,532	(2)	$4,411	(2)	$6,037	(2)
SSD	1,225	(3)	281		782
Canada	4,203	(4)	1,148	(4)	2,599	(4)
United Kingdom	6,620	(5)	3,837		2,037

Total backlog	$20,580		$9,677		$11,455

(1)	Includes intra-company backlog amounts, which totaled $738,000, $440,000 and $401,000, at December 31, 2006, 2005 and 2004, respectively.

(2)	Includes backlog for Salient Systems of $787,000, $911,000 and $1.5 million at December 31, 2006, 2005 and 2004, respectively.

(3)	Includes backlog for Vulcan Chain products of $487,000 at December 31, 2006.

(4)	Includes backlog for Kelsan of $1.7 million, $338,000 and $75,000 at December 31, 2006, 2005 and 2004, respectively.

(5)	Includes backlog for Coronet Rail of $1.9 million at December 31, 2006.
Seasonality of Business
     The demand for some of our products is subject to seasonal fluctuations. Our railroad product lines normally experience strong sales during the second and third quarters as a result of seasonal pick-up in construction and trackwork due to favorable weather conditions. In contrast, our railroad product lines experience normal downturns in sales during the first and fourth quarters due in part to reductions in construction and trackwork during the winter months, particularly in the northern United States and Canada. This reduction in sales generally has a negative impact on our first and fourth quarter results. Notwithstanding seasonal trends, quarterly fluctuations in railroad capital spending programs can alter the expected seasonal impact on our business.

Patents and Trademarks
     We own a number of United States and Canadian patents and trademarks including those acquired with the purchase of Salient Systems, Kelsan and the Vulcan Chain railroad product line. We have several patents on our friction management products, such as the Protector® IV application system, along with a significant number of patents related to our newly acquired friction modifier product lines at Kelsan, which we believe are of material importance to the business as a whole. With the purchase of the Vulcan Chain railroad product line in October 2006, we acquired a patent for a vehicle restraint assembly, which we believe is a significant addition to the SSD business segment. We believe that, in the aggregate, our patents and trademarks give us a competitive advantage. We also rely on a combination of trade secrets and other intellectual property laws, non-disclosure agreements and other protective measures to establish and protect our proprietary rights in intellectual property.
Research and Development
     Our research and development programs focus on improving the effectiveness of our existing products and innovating new products and technologies for our customers. During the years ended December 31, 2006, 2005 and 2004, we estimate we spent approximately $2.6 million, $2.9 million and $1.0 million, respectively, on these research and development programs.
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
Competitors
     We face significant competition in our marketplace. Price competition is strong, customers are cost-conscious and the number of significant customers is limited, particularly with respect to our track component product lines. Therefore, our ability to increase prices has been limited. In addition to price, competition is based on product performance and technological leadership, quality, reliability of delivery and customer service and support. Our principal competitors vary to some extent across our principal product lines. A number of our competitors are larger and have greater financial resources.
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
Employees
     We employed 285 people at December 31, 2006, of which 124 were located in the United States, 101 were located in Canada, and 60 were located in the United Kingdom. We consider our relationship with our employees to be good. Our employees in the United States, the United Kingdom and our Canadian employees in Vancouver, British Columbia (Kelsan) are not subject to any collective bargaining agreement. Approximately 12% of our employees, all of whom are employed at our Canadian operation near Montreal, are subject to a collective bargaining agreement. This agreement is effective through August 31, 2009.
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
     We rely upon third party steel mills to manufacture steel for our railroad track products based upon specifications that we provide. In 2006, approximately 93% of our domestic requirements for steel were purchased from two primary suppliers, and approximately 75% of our Canadian requirements were purchased from Mittal, formerly known as Norambar Inc. In the event our steel suppliers for railroad track products were to go out of business, refuse to continue their business relationship with us or become subject to work stoppages, our business would be disrupted. While management believes that it could secure alternative manufacturing sources, there can be no assurance that we would not incur substantial delays and significant expense in securing such alternative suppliers. Furthermore, alternative suppliers might charge significantly higher prices than we currently pay. Under such circumstances, the disruption to our business may have a material adverse impact on our financial condition or results of operations.

If we lose key personnel or qualified technical staff, our ability to manage the day-to-day aspects of our business will be adversely affected.
     We believe that the attraction and retention of qualified personnel is critical to our success. If we lose key personnel or are unable to recruit qualified personnel, our ability to manage the day-to-day aspects of our business will be adversely affected. Our operations and prospects depend in large part on the performance of our senior management team, which includes Richard J. Jarosinski , our President and Chief Executive Officer, and Konstantinos Papazoglou., our Executive Vice President and Chief Operating Officer. The loss of the services of one or both members of our senior management team could have a material adverse effect on our business, financial condition or results of operations. Because our senior management team has many years experience with our company and within the industries in which we operate, it would be difficult to replace them without adversely affecting our business operations. We do not have employment or non-compete agreements with any members of our senior management team.
As we expand our sales of products and services internationally, we will increase our exposure to international economic and political risks.
     Historically, substantially all of our business was conducted in the United States, Canada and the United Kingdom. International revenues outside of our core United States, Canada and United Kingdom markets accounted for 8% and 9% of our revenues for the years ended December 31, 2006 and 2005, respectively. We are placing increased emphasis on the expansion of our international sales opportunities. Doing business outside the United States subjects us to various risks, including changing economic and political conditions, work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. Increasing sales to foreign countries will expose us to increased risk of loss from foreign currency fluctuations and exchange controls as well as longer accounts receivable payment cycles. We have no control over most of these risks and may be unable to anticipate changes in international economic and political conditions and, therefore, unable to alter our business practices in time to avoid the adverse effect of any of these possible changes.
We have a significant pension liability, which negatively impacts our retained earnings and may significantly increase our funding requirements under ERISA and other applicable regulations.
     We maintain defined benefit pension plans in the United States and United Kingdom that cover a significant number of our current employees, former employees and retirees. These defined benefit pension plans were frozen effective December 31, 2003. Our actuaries currently project that our obligations to the pension plan’s beneficiaries exceed the plan’s assets. The shortfall in plan assets may cause us to fund significant amounts of cash into these plans to cover any minimum funding requirements under regulatory requirements. As a result, for the years ended December 31, 2006 and 2005, our shareholders’ equity was reduced by $396,000 and $87,000, respectively, in order to reflect our minimum pension liability. Further declines in the market value of these defined benefit pension plan assets will have an adverse impact on our retained earnings and uses of cash for other investment opportunities.
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

Risk Factors Relating to Our Industry
Our sales can fluctuate from quarter to quarter due to seasonal factors or our railroad customers’ capital spending programs.
     Our sales can fluctuate from quarter to quarter because of several factors. First, the demand for certain of our railroad product lines, including rail joints, rail anchors and spikes, is subject to seasonal fluctuations. We generally experience strong sales in the second quarter as a result of seasonal pick-up in construction and trackwork due to favorable spring weather conditions, compared with an expected downturn in the first and fourth quarter of each year due largely to reductions in construction and trackwork in the winter months. Notwithstanding expected seasonal fluctuations, many of our customers are large companies which, as a matter of routine purchasing practices, place large orders for our products and services that can have a disproportionate impact on our revenues in a particular quarter. Such large orders in any given quarter improve the sales performance of that quarter. Conversely, if a major customer delays spending in a particular quarter, our revenue decreases in that quarter.
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
     Our directors, management and employees control a significant percentage of our common stock. Executive officers and directors as a group own 3,111,611 shares, or 32% of the outstanding shares as of December 31, 2006. If these individuals were to act together, they could have significant influence over or control the outcome of any shareholder vote. This voting power may discourage takeover attempts that other shareholders may desire.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.

ITEM 2. PROPERTIES
     We conduct our business through our corporate and business unit offices, and through our manufacturing facilities. Our offices and manufacturing facilities are suitable and adequate to meet our current and future production requirements. The following table sets forth information about our offices and manufacturing facilities as of December 31, 2006.

Corporate Office	Owned or Leased
900 Old Freeport Road	Leased
Pittsburgh, Pennsylvania 15238

Business Unit Offices

Railway Maintenance Products Division	Leased
900 Old Freeport Road
Pittsburgh, Pennsylvania 15238

Salient Systems, Inc.	Leased
4393-K Tuller Road
Dublin, OH 43017 (3)

Shipping Systems Division	Leased
120 West 22nd Street
Oak Brook, Illinois 60523

Portec, Rail Products Ltd.	Leased
2044 32nd Avenue
Lachine, Quebec H8T 3H7 Canada

Manufacturing Facilities

Portec Rail Products, Inc.	Leased
900 Ninth Avenue West
Huntington, West Virginia 25701

Portec, Rail Products Ltd.	Owned
350 Industrial Boulevard
St. Jean, Quebec, J3B 4S6 Canada(1)

Kelsan Technologies Corp.	Leased
1140 West 15th Street
Vancouver, B.C. V7P 1M9 Canada (2)

Portec Rail Products (UK) Ltd.	Leased
43 Wenlock Way
Troon Industrial Area
Leicester LE4 9HU
United Kingdom(2)

Coronet Rail, Ltd.	Leased
Castor Road, Off Don Road
Sheffield S9 2TL
United Kingdom(2)(4)

Assets Held for Sale

Portec Rail Products (UK) Ltd.	Owned
Vauxhall Industrial Estate
Ruabon, Wrexham, LL146UY, Wales
United Kingdom(1)

Portec Rail Products, Inc.	Owned
799 Burden Avenue
Troy, New York 12181

(1)	This property is subject to several encumbrances under our credit facilities.

(2)	Serves as a business unit office, in addition to a manufacturing facility.

(3)	Serves as an assembly facility, in addition to a business unit office.

(4)	Beginning in 2007, this facility will serve as the business unit office and manufacturing facility for both Coronet Rail, Ltd. and the rail operations of Portec Rail Products (UK) Ltd.

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
     In September 1999, we filed our answer, denying responsibility for Niagara Mohawk’s allegations. In November 2001, we filed a motion for summary judgment, seeking to have Portec, Inc. removed as a defendant or, in the alternative, to have the court limit the claims that may be asserted against Portec, Inc. In November 2003, the United States District Court, Northern District of New York granted the summary judgment motion filed on behalf of Portec, Inc., and dismissed all claims and cross-claims against Portec, Inc. Although a number of other defendants were also dismissed on summary judgment, a few were not, and therefore the action is continuing. The summary judgment decision was entered as an amended judgment on March 11, 2004. On March 25, 2004, Niagara Mohawk filed a notice of appeal to the United States Court of Appeals for the Second Circuit. In April 2005, the plaintiff’s appeal was dismissed by the Second Circuit Court without prejudice, and the matter was remanded to the District Court for consideration in light of a new United States Supreme Court decision. As a result, in June 2006, the District Court dismissed all claims brought by the plaintiff pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund). On July 24, 2006 the plaintiff filed a notice of appeal to the Second Circuit. Ongoing litigation may be protracted, and we may incur additional ongoing legal expenses, which are not estimable at this time.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted during the fourth quarter of the year ended December 31, 2006 to a vote of security holders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Portec Rail Products, Inc. common stock is currently listed on the NASDAQ Global Market under the symbol “PRPX.” Trading in the Company’s common stock on the NASDAQ Global Market commenced on January 23, 2004. As of February 28, 2007, there were 9,601,779 shares of Portec Rail Products, Inc. common stock issued and outstanding, and approximately 235 shareholders of record.
     Set forth below is information regarding the payment of dividends and our high and low bid and asked price for each quarter of 2006 and 2005.

Quarter Ended- 2006	High	Low	Dividends
March 31	$18.64	$12.66	$.06
June 30	17.18	12.60	.06
September 30	14.71	9.31	.06
December 31	11.50	9.47	.06

Quarter Ended- 2005	High	Low	Dividends
March 31	$12.89	$9.50	$.05
June 30	13.21	9.42	.05
September 30	15.75	10.30	.05
December 31	14.20	11.48	.06
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
     No securities were repurchased by the Company during the year ended December 31, 2006.

Stock Performance Graph
     The following graph demonstrates a comparison of total cumulative returns for the Company’s common stock, the Dow Jones U.S. Industrial Transportation Index, and the NASDAQ Composite Index. The graph assumes an investment of $100 on January 27, 2004 in the Company’s common stock and in each of the stocks comprising the indices. Each of the indices assumes that all dividends were reinvested and that the investment was maintained to and including December 31, 2006, the end of the Company’s 2006 fiscal year.
Total Return Performance

	Period Ending
Index	01/27/04	06/30/04	12/31/04	06/30/05	12/31/05	6/30/06	12/31/06
Portec Rail Products, Inc.	100.00	83.01	110.01	115.37	141.21	152.44	113.25
NASDAQ Composite	100.00	96.97	103.33	98.03	105.58	104.43	116.55
Dow Jones Transportation Index	100.00	105.99	126.29	116.60	141.01	166.46	154.85

Compensation Plans
     Set forth below is information as of December 31, 2006 regarding equity compensation plans that have been approved by shareholders. We have no equity based benefit plans that were not approved by shareholders.

	Number of securities to
	be issued upon exercise of		Number of securities
	outstanding options and	Weighted average	remaining available for
Plan	rights	exercise price(2)	issuance under plan
Equity compensation plans approved by shareholders	150,000 (1)	N/A	150,000
Equity compensation plans not approved by shareholders	-0-	N/A	-0-
Total	150,000	N/A	150,000

(1)	Consists of options to purchase 150,000 shares of common stock under the 2006 Stock Option Plan.

(2)	Not applicable as no options were granted as of December 31, 2006.
ITEM 6. SELECTED FINANCIAL DATA
     The following tables set forth selected consolidated historical financial data of Portec Rail Products, Inc. for the periods and at the dates indicated. The information is derived in part from, and should be read together with, the audited consolidated financial statements and notes thereto of Portec Rail Products, Inc.

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except share and per share data)
Income Statement Data:
Net sales	$99,225	$90,793	$69,437	$57,564	$50,081
Cost of sales	68,848	61,235	49,720	40,986	36,357

Gross profit	30,377	29,558	19,717	16,578	13,724
Selling, general and administrative	22,117	19,641	13,347	10,880	9,345
Amortization expense	926	698	116	78	229

Operating income	7,334	9,219	6,254	5,620	4,150
Interest expense	1,105	856	203	353	530
Other expense/(income), net	140	248	(25)	85	122

Income before income taxes	6,089	8,115	6,076	5,182	3,498
Provision for income tax	1,469	2,288	2,003	1,784	1,312

Net income	$4,620	$5,827	$4,073	$3,398	$2,186

Earnings per share(1):
Basic	$0.48	$0.61	$0.46	$0.52	$0.35
Diluted	$0.48	$0.61	$0.46	$0.52	$0.34
Cash dividends paid per share	$0.24	$0.21	$0.20	$0.15	$—
Weighted average shares outstanding(1):
Basic	9,601,779	9,601,779	8,929,599	6,524,002	6,309,160
Diluted	9,601,779	9,601,779	8,929,599	6,524,002	6,484,760

	At December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Balance Sheet Data:
Working capital(2)	$24,771	$25,415	$25,261	$6,155	$8,937
Total assets	101,682	88,869	88,625	40,387	34,854
Short-term debt (3)	5,655	3,847	3,611	8,555	2,193
Long-term debt and capital lease obligations, net of current portion (3)	13,737	10,402	14,108	716	7,338
Total shareholders’ equity	53,096	50,448	47,044	19,133	15,943

(1)	Adjusted for a 2-for-1 stock split, in the form of a 100% stock dividend, effective July 1, 2003.

(2)	Working capital represents total current assets less total current liabilities.

(3)	Following the completion of our initial public offering in January 2004, we repaid certain long-term indebtedness including certain revolving credit facilities; therefore, at December 31, 2003, outstanding balances of $5.9 million under these facilities were classified as short-term debt.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the consolidated financial statements of Portec Rail Products, Inc. and the related notes beginning on page 37. Unless otherwise specified, any reference to a “year” is to a year ended December 31. Additionally, when used in this Form 10-K, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Portec Rail Products, Inc. and its business segments.
Overview
     In the United States, Canada and the United Kingdom, we are a manufacturer, supplier and distributor of a broad range of rail products, including rail joints, rail anchors, rail spikes, railway friction management products and systems, railway wayside data collection and data management systems and securement systems. End users of our rail products include Class I railroads, short-line and regional railroads and transit systems. Our North American business segments along with the rail division of our United Kingdom business segment serve these end users. In addition, our United Kingdom business segment also manufactures and supplies material handling products primarily to end users within the United Kingdom. These products include overhead and floor conveyor systems, racking systems and mezzanine flooring systems. The end users of our material handling products are primarily in the manufacturing, distribution, garment and food industries.
     As is further discussed below during 2006 we experienced a growth in sales. However, our net income was negatively impacted by increases in the cost of sales, selling, general and administrative expense, amortization expense and interest expense. During 2006, we sought to improve our efficiency through a series of restructurings of our United Kingdom and Vancouver, British Columbia operations, and completing the integration of prior acquisitions. These actions resulted in a number of one-time restructuring charges that negatively affected net income. For more information regarding the restructuring costs incurred during 2006 see Note 18 to our Notes to Consolidated Financial Statements at page 75.
     In October 2006, we acquired the railroad product line assets of Vulcan, a Detroit, Michigan manufacturer of freight securement products for the railroad industry. Vulcan is operated under the Shipping Systems Division business segment. Since the acquisition date, all assets and liabilities of Vulcan, and the results of operations for Vulcan, have been included in the Shipping Systems business segment and the consolidated financial statements. See Notes to Consolidated Financial Statements – Acquisition of Vulcan Chain Corporation Assets, Note 2, page 46.
     In April 2006, we acquired 100% of the outstanding common stock of Coronet Rail, a United Kingdom-based manufacturer of railway track component products. Coronet Rail is a major supplier of insulated rail joints and track fasteners to the United Kingdom railways as well as to international customers, and is located in Sheffield, England, United Kingdom. Coronet Rail is operated under the United Kingdom business segment. Since the acquisition date, all assets and liabilities of Coronet Rail, and the results of operations for Coronet Rail, have been included in the United Kingdom segment and the consolidated financial statements. See Notes to Consolidated Financial Statements – Acquisition of Coronet Rail, Ltd., Note 3, page 47.

     In January 2006, we acquired certain assets of Kaybe. The acquired assets include inventory, the Kaybe name and the customer list. The Kaybe product line is primarily for use in the warehousing sector. The acquired assets were integrated into our existing material handling operation located in Leicester, England. This product line is operated under our United Kingdom segment. See Notes to Consolidated Financial Statements – Acquisition of Kaybe (Conveyors) Ltd. Product Line Assets, Note 4, page 48.
Results of Operations
Year Ended December 31, 2006 compared to the Year Ended December 31, 2005
     Net Sales. Net sales increased to $99.2 million for the year ended December 31, 2006, an increase of $8.4 million or 9.3%, from $90.8 million for the comparable period in 2005. The increase in net sales is primarily attributable to increased sales of $10.0 million at our United Kingdom operations and $1.6 million at RMP, partially offset by a decrease in net sales of $2.2 million at our Canadian operations and $985,000 at SSD. Of the $10.0 million increase in net sales at our United Kingdom operations, $5.4 million is due to greater customer demand for both our material handling and rail product lines and $549,000 is due to foreign currency translation that positively impacted sales. Additionally, net sales at our United Kingdom operation were positively impacted by the acquisition of Coronet Rail in April 2006, which added $4.1 million of sales during 2006. Net sales at RMP increased $1.6 million during 2006, reflecting a $1.3 million increase in customer demand for our track component products, partially offset by a decrease in customer demand for our friction management products. Included in the track component products sales is $761,000 related to steel surcharges being a pass-through cost to our customers at no additional profit. In addition, net sales at RMP were positively impacted by increased customer demand of $247,000 for our wayside data collection and data managements systems at Salient Systems. Net sales at our Canadian operations decreased $2.2 million as a result of a $3.5 million decline in volume primarily due to lower sales of rail anchors in Montreal and Kelsan friction management products, partially offset by a foreign currency translation of $1.3 million that positively impacted net sales. Net sales at SSD decreased $985,000 during 2006 primarily due to weaker customer demand for core products such as chain securement systems and automotive products of approximately $1.9 million, partially offset by new sales contributed by the Vulcan Chain asset acquisition in October 2006, which contributed sales of $877,000 since the acquisition date.
     Gross Profit. Gross profit increased to $30.4 million for the year ended December 31, 2006, an increase of $819,000 or 2.8%, from $29.6 million for the comparable period in 2005. However, our consolidated gross profit percent declined to 30.6% in 2006, from 32.6% in 2005. The decline in gross profit percent is primarily due to the product mix being comprised more from lower margin track components at RMP, in addition to higher raw material costs for some of these track component products along with higher foreign exchange rates at Kelsan. The increase in gross profit is attributable to increased gross profit of $3.1 million at our United Kingdom operation, partially offset by lower gross profit of $1.6 million at our Canadian operations, $473,000 at SSD, and $177,000 at RMP. Increased gross profit of $1.9 million at our United Kingdom operation includes $1.7 million of gross profit attributable to higher sales volume of both our material handling and rail product lines and $177,000 of foreign currency translation that positively impacted gross profit. Additionally, the acquisition of Coronet Rail in April 2006 contributed $1.2 million of gross profit to our United Kingdom operation during 2006. The decline in gross profit at our Canadian operations includes $2.0 million of lower gross profit primarily due to a decrease in sales volume of rail anchors at our Montreal location, higher foreign currency rates that resulted in lower gross profit at Kelsan, partially offset by foreign currency translation of $439,000 that positively impacted gross profit. Gross profit at SSD decreased $626,000 primarily due to lower sales volume of chain securement systems, partially offset by gross profit of $154,000 from the acquisition of Vulcan in October 2006. The decrease in gross profit at RMP includes a decrease of $420,000 due primarily to product mix, partially offset by higher gross profit of $243,000 due to higher sales volume at Salient Systems.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $22.1 million for the year ended December 31, 2006, an increase of $2.5 million or 12.8%, from $19.6 million for the comparable period in 2005. This increase is primarily due to increased expenses of $1.6 million at our United Kingdom operations, $394,000 in corporate shared services, $329,000 at our Canadian operations and $138,000 at RMP. Increased selling, general and administrative expenses of $804,000 at our United Kingdom operations in Leicester, England and Wrexham, Wales, are primarily due to higher professional, legal and consulting fees, a non-recurring business restructuring charge of $195,000, increased employee salaries and benefits, employee additions, increased advertising expenses, higher sales commissions to support the increased sales volumes and a foreign currency translation of $122,000, which negatively impacted expenses. The restructuring charge of $195,000, primarily due to employee termination costs, moving expenses, and facility reconfiguration costs, was incurred as we closed two of our four operating locations. The acquisition of Coronet Rail in April 2006 added $760,000 of selling, general and administrative expenses to our United Kingdom operations during the current period. Selling, general and administrative expenses for corporate shared services increased $394,000 in the current period primarily due to increased professional fees, in particular costs associated with Sarbanes-Oxley compliance, employee benefit costs, higher legal fees, higher business travel expenses, and increased contractual services to support new market opportunities. The increase in selling, general and administrative expenses of $329,000 at our Canadian operations is primarily due to the effects of foreign currency translation. However, selling, general and administrative expenses in local currency (Canadian dollars) remained relatively flat compared to the prior year. Additionally, included in selling, general and administrative expense is $105,000 for Kelsan restructuring, primarily for employee termination benefits. The increase in selling, general and administrative expenses of $138,000 at RMP is primarily due to an increase in expenses at Salient Systems due to increased employee salaries and benefits, consulting fees, employee additions and higher sales commissions resulting from the increased sales volume.
     Amortization Expense. Amortization expense increased to $926,000 for the year ended December 31, 2006, an increase of $228,000 or 32.7%, from $698,000 for the comparable period in 2005. This increase is primarily due to amortization expense on intangible assets purchased and deferred financing fees incurred as a result of the Coronet Rail acquisition in April 2006 and the Vulcan asset acquisition in October 2006.
     Interest Expense. Interest expense increased to $1.1 million for the year ended December 31, 2006, an increase of $249,000 or 29.1%, from $856,000 for the comparable period in 2005. This increase is primarily due to $4.2 million in term loans from a United Kingdom financial institution obtained in April 2006, the proceeds of which were used to finance the acquisition of Coronet Rail, which added $187,000 of interest expense during 2006. In addition, interest expense incurred to finance the Vulcan asset acquisition in October 2006 totaled $52,000 during 2006. Total long-term debt increased to $19.4 million at December 31, 2006, from $14.2 million at December 31, 2005.
     Other Expense. Other expense decreased to $140,000 for the year ended December 31, 2006, a decrease of $108,000 or 43.5%, from $248,000 for the comparable period in 2005. Other expense for 2006 primarily includes $100,000 for an impairment charge to write-down our Troy, New York property to market value as of December 31, 2006. We have reached a verbal agreement in principle to sell the property to the City of Troy.
     Provision for Income Taxes. The provision for income taxes decreased to $1.5 million for the year ended December 31, 2006 from $2.3 million for the comparable period in 2005. The effective tax rates on reported taxable income were 24.1% and 28.2% for the year ended December 31, 2006 and 2005, respectively. Our consolidated effective tax rate reflects research and development tax credits received by our Canadian operations, which reduced income tax expense by $418,000 and $400,000, or 6.9% and 4.9% for the year ended December 31, 2006 and 2005, respectively. Of the $418,000 of research and development tax credits, $129,000 was received during the fourth quarter of 2006, which reduced the fourth quarter’s effective tax rate by 13.6%.
     Net Income. Net income decreased to $4.6 million for the year ended December 31, 2006, a decrease of $1.2 million or 20.7%, from $5.8 million for the comparable period in 2005. Our basic and diluted net income per share decreased to $0.48 for the year ended December 31, 2006, from $0.61 per share for the comparable period in 2005, on average shares outstanding of 9,601,779 for both periods.
Year Ended December 31, 2005 compared to the Year Ended December 31, 2004
     Net Sales. Net sales increased to $90.8 million for the year ended December 31, 2005, an increase of $21.4 million or 30.8%, from $69.4 million for the comparable period in 2004. This increase is primarily attributable to sales increases of $10.4 million at RMP, $7.9 million at our Canadian operations, $1.9 million at our United Kingdom operation and $1.2 million at SSD. On December 31, 2005, the assets of Kelsan Europe (formerly part of the Canada segment) were purchased by Portec Rail Products (UK) Ltd. As such, the 2005 and 2004 results of operations for the Canada and United Kingdom business segments have been reclassified to include the results of operations for Kelsan Europe within the United Kingdom business segment. The net effect of these reclassifications on consolidated results is zero. Net sales at RMP increased $10.4 million, of which $7.1 million is due to increased customer demand across all product lines. Included in RMP’s 2005 sales is $2.0 million related to steel surcharges being a pass-through cost to our customers at no additional profit. Additionally, net sales at RMP were positively impacted by the complete year of operations of Salient Systems, which contributed an additional $3.3 million of net sales during the year ended December 31, 2005. Net sales at both our Canadian operations and our United Kingdom operation were positively impacted by the complete year of operations from Kelsan, which added $6.1 million of sales during the year ended December 31, 2005. Additionally, total sales at our Montreal operation increased $4.7 million, of which $3.4 million is due to increased customer demand across all major product lines, and $1.3 million is due to a favorable foreign currency translation of Canadian dollars into U.S. dollars. Net sales at our United Kingdom operation increased $1.9 million, of which $2.9 million is due to the reclassification of Kelsan Europe sales, partially offset by a decline of $845,000 primarily due to lower customer demand for our material handling products, as this product line is dependent on capital spending by original equipment manufacturers. Our material handling backlog is $2.6 million as of December 31, 2005. Additionally, an unfavorable foreign currency translation of British pounds sterling into U.S. dollars negatively impacted sales by approximately $198,000. Net sales at SSD increased $1.2 million during the year ended December 31, 2005, primarily due to sales of our chain securement systems and automotive products, partially offset by lower sales of our strap securement systems.
     Gross Profit. Gross profit increased to $29.6 million for the year ended December 31, 2005, an increase of $9.9 million or 50.3%, from $19.7 million for the comparable period in 2004. This increase is primarily due to the complete year of operations from Kelsan and Salient Systems, which added $4.1 million and $2.2 million, respectively, of gross profit during the year ended December 31, 2005. In addition, gross profit at our Canadian operation near Montreal increased $1.9 million, of which $1.5 million is due to the increased sales volume across all major product lines, and approximately $336,000 is due to a favorable foreign currency translation. Also, increased sales of our friction management and rail joints and related products contributed an additional $1.3 million of gross profit at RMP during the year ended December 31, 2005. Gross profit at SSD increased $354,000, primarily due to increased sales of automotive products and chain securement systems, partially offset by lower sales of our strap securement systems.
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
Business Segment Review
     Our operations are organized into four business segments consisting of the Railway Maintenance Products Division (RMP), the Shipping Systems Division (SSD), Portec Rail Nova Scotia Company (Canada) and Portec Rail Products (UK) Ltd. (United Kingdom), along with corporate shared services. The presentation of segment information reflects the manner in which we organize and manage our segments by geographic areas for making operating decisions, assessing performance and allocating resources. Intersegment sales do not have an impact on our consolidated financial condition or results of operations. Coronet Rail’s results of operations and its assets and liabilities have been included in the United Kingdom segment and the consolidated financial statements since the date of the acquisition. Assets acquired from Vulcan Chain are included in the Shipping Systems business segment and our consolidated financial statements since the acquisition date.
     Railway Maintenance Products Division – “RMP”. Our RMP business segment manufactures and assembles track components and related products, friction management products, and wayside data collection and data management systems. We also provide services to railroads, transit systems and railroad contractors, and are a distributor and reseller of purchased track components and lubricants manufactured by third parties. Our manufactured and assembled track component and friction management products consist primarily of standard and insulated rail joints, friction management systems and wayside data collection and data management systems. Our purchased and distributed products consist primarily of various lubricants. RMP’s largest customers are Class I railroads in North America. For the years ended December 31, 2006, 2005 and 2004, RMP’s consolidated external sales to its two largest customers represented 30%, 33% and 29%, respectively.

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
External sales	$46,599	$45,026	$34,593
Intersegment sales	2,164	2,299	1,404
Operating income (1)	6,589	6,894	5,387

Sales by product line (2)
Track component products (3)	$25,178	$22,302	$18,442
Friction management products and services	16,597	18,289	14,664
Wayside data collection and data management systems	5,202	4,964	1,574
Other products and services	1,786	1,770	1,317

Total product and service sales	$48,763	$47,325	$35,997

(1)	Includes adjustments of $216,000 and $516,000 for 2005 and 2004, respectively, to reclassify salary and benefit expenses for one executive and three professional employees to be consistent with the allocation of these expenses during 2006. Beginning in April 2005, corporate shared services began to absorb the salaries, benefits and business travel expenses for one executive and one professional employee due to internal promotions and assignment of new responsibilities. The adjustment for this one executive and one professional employee was $59,000 and $303,000 for 2005 and 2004, respectively. Additionally, beginning in January 2006, corporate shared services began to absorb the salaries, benefits, and business travel expenses for two professional employees due to the assignment of new responsibilities. The adjustment for these two professional employees totaled $157,000 and $213,000 for 2005 and 2004, respectively.

(2)	Includes intersegment sales.

(3)	Formerly referred to as Rail Joints and Related Products.

     For the year ended December 31, 2006, external sales for RMP increased by $1.6 million or 3.5%, to $46.6 million from $45.0 million during the comparable period in 2005. The increase in external sales is primarily due to a $1.3 million increase in customer demand for our track component products, partially offset by lower sales of friction management products, primarily lubricants due to a large customer order in 2005, and a $247,000 increase in customer demand for our wayside data collection and data management systems at Salient Systems. Included in the track component product sales is $761,000 related to steel surcharges being a pass-through cost to our customers at no additional profit. Operating income for the year ended December 31, 2006 decreased to $6.6 million from $6.9 million for the comparable period in 2005, a decrease of $305,000 or 4.4%. The decrease in operating income is attributable to lower gross profit of $177,000, primarily due to increased raw material costs, and higher selling, general and administrative expenses of $138,000 primarily due to increased employee salaries and benefits, employee additions, and higher consulting fees and sales commissions at Salient Systems.
     For the year ended December 31, 2005, external sales for RMP increased by $10.4 million or 30.1%, to $45.0 million from $34.6 million during the comparable period in 2004. This increase is primarily due to increased customer demand across all major product lines, which contributed an additional $7.1 million in sales. Included in RMP’s 2005 sales is $2.0 million related to steel surcharges being a pass-through cost to our customers at no additional profit during the year ended December 31, 2005. Additionally, the sales for Salient Systems added $3.3 million of additional external sales for RMP during the year ended December 31, 2005. Operating income for the year ended December 31, 2005 increased to $6.7 million from $5.2 million for the comparable period in 2004, an increase of $1.5 million or 28.8% primarily due to gross profit on the additional sales volume contributed by all RMP product lines, along with an increase in operating income for Salient Systems of $725,000 in the current year.
     Shipping Systems Division – “SSD”. Our SSD segment engineers and sells load securement systems and related products to the railroad freight car market. These systems are used to secure a wide variety of products and lading onto freight cars. Most of the assembly work for SSD is performed at RMP’s Huntington, West Virginia manufacturing plant, although some manufacturing is subcontracted to independent third parties. For the years ended December 31, 2006, 2005 and 2004, SSD’s two largest customers represented 39%, 62% and 78% of external sales, respectively.
     On October 10, 2006, we acquired the railroad product line assets of Vulcan, a Detroit, Michigan manufacturer of freight securement products for the railroad industry. Since the acquisition date, the results of operations for the assets acquired from Vulcan have been included in the Shipping Systems segment and consolidated financial statements.

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
External sales (1)	$4,842	$5,827	$4,675
Intersegment sales	15	12	—
Operating income (1)	387	958	674

Sales by product line (2)
Chain securement systems (3), (4)	$2,188	$3,706	$1,733
Automotive products (3), (5)	1,346	1,120	2
Strap securement systems	912	702	2,487
All other load securement systems (3)	411	311	453

Total product and service sales	$4,857	$5,839	$4,675

(1)	Includes Vulcan-acquired product sales of $877,000 and operating income of $74,000 from the acquisition date through December 31, 2006. The years ended December 31, 2005 and 2004 do not include historical sales and operating income of Vulcan.

(2)	Includes intersegment sales.

(3)	Includes Vulcan-acquired product sales of $135,000, $567,000, and $175,000 within chain securement systems, automotive products, and all other load securement systems, respectively, from the acquisition date through December 31, 2006.

(4)	Includes heavy duty load securement systems, previously shown separately.

(5)	Includes auto rack load securement systems, previously shown separately.

     For the year ended December 31, 2006, external sales for SSD decreased by $985,000 or 16.9%, to $4.8 million from $5.8 million during the comparable period in 2005. The decrease in external sales is due to weaker demand for our chain securement systems, partially offset by increases in all other product lines as a result of the acquisition of Vulcan in October 2006. Operating income for the year ended December 31, 2006 decreased to $387,000 from $958,000 during the comparable period in 2005, a decrease of $571,000 or 59.6%. This decrease is primarily due to lower gross profit on the lower overall sales volume, partially offset by $74,000 of operating income contributed by the Vulcan asset acquisition in October 2006.
     For the year ended December 31, 2005, external sales for SSD increased by $1.2 million or 25.5%, to $5.8 million from $4.7 million during the comparable period in 2004. This increase is primarily due to a significant order from Amtrak for our automotive products, and increased demand for our chain securement systems, partially offset by lower demand for our strap securement systems. Operating income for the year ended December 31, 2005 increased to $958,000 from $674,000 during the comparable period in 2004, an increase of $284,000 or 42.1%, primarily due to the increased gross profit on the higher sales volume.
     Portec Rail Nova Scotia Company – “Canada”. Our Canadian operations include a manufacturing operation near Montreal, Quebec, and a manufacturing and technology facility in Vancouver, British Columbia (Kelsan Technologies Corp. – “Kelsan”). At our Canadian operation near Montreal, we manufacture rail anchors and rail spikes and assemble friction management products primarily for the two largest Canadian railroads. Rail anchors and spikes are devices to secure rails to the ties to restrain the movement of the rail tracks. Kelsan’s two primary product lines are stick lubrication and application systems and a liquid friction modifier, Keltrack®. Kelsan manufactures its stick and applicator systems in Vancouver and subcontracts the manufacturing of the Keltrack® product line. For the years ended December 31, 2006, 2005 and 2004, Canada’s consolidated external sales to its two largest customers represented 70%, 62% and 65%, respectively.
     On November 16, 2006, we restructured the Kelsan organization, which resulted in employee headcount reductions. Affected employees were entitled to receive employee termination benefits as long as they remained with Kelsan until their termination dates. As of December 31, 2006, all affected employees had been terminated. This restructuring resulted in $105,000 of employee termination salaries and benefits, which are included in selling, general and administrative expenses incurred during the fourth quarter 2006.

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
External sales (1)	$20,816	$22,993	$15,060
Intersegment sales (1)	6,469	5,430	2,422
Operating income (1), (2)	1,001	3,019	1,734
Average translation rate of Canadian dollar to United States dollar	0.8848	0.8280	0.7734

Sales by product line (3)
Rail anchors and spikes	$14,307	$16,009	$12,499
Friction management products and services	11,947	11,248	4,325
Other products and services	1,031	1,166	658

Total product and service sales	$27,285	$28,423	$17,482

(1)	On December 31, 2005, the assets of Kelsan Europe (formerly part of the Canada segment) were purchased by Portec Rail Products (UK) Ltd. (United Kingdom segment). Beginning January 1, 2006, the results of operations for Kelsan Europe are included within our United Kingdom business segment. Results for the year ended December 31, 2005 include adjustments of ($3,183,000), $959,000, and ($209,000) to external sales, intersegment sales, and operating income, respectively, to be consistent with 2006 segment presentation. Results for the year ended December 31, 2004 include adjustments of ($303,000), $337,000, and ($38,000) to external sales, intersegment sales, and operating income, respectively, to be consistent with 2006 segment presentation. The net effect of the adjustment made to external and intersegment sales is reflected within sales of friction management products and services. The net effect of these adjustments on consolidated results for the years ended December 31, 2005 and 2004 is zero.

(2)	Includes adjustments of $31,000 and $122,000 for 2005 and 2004, respectively, to reclassify salary expense for one executive employee to be consistent with the allocation of this expense during 2006. Beginning in April 2005, corporate shared services began to absorb the salary and travel expenses for this employee due to an internal promotion and assignment of new responsibilities. Operating income includes an operating loss from Portec Rail Nova Scotia Company of $596,000 and $557,000 for the year ended December 31, 2006 and 2005, respectively, and an operating loss of $47,000 for the month of December 2004.

(3)	Includes intersegment sales.

     For the year ended December 31, 2006, external sales for Canada decreased by $2.2 million or 9.5%, to $20.8 million from $23.0 million during the comparable period in 2005. The decrease in external sales is primarily attributable to a decrease in sales volume of $3.5 million from rail anchors and Kelsan friction management products, partially offset by a $1.3 million foreign currency translation that positively impacted sales. Operating income for the year ended December 31, 2006 decreased to $1.0 million from $3.0 million during the comparable period in 2005, a decrease of $2.0 million or 66.8%. The decrease is attributable to lower gross profit of $1.1 million at our Montreal operation primarily due to lower sales volume of rail anchors. In addition, gross profit at Kelsan decreased $946,000 primarily due to higher foreign exchange rates and product mix. Offsetting these decreases is a $439,000 foreign currency translation that positively impacted operating income. Additionally, selling, general and administrative expenses increased $329,000 in the current period, primarily due to the effects of foreign currency translation. However, selling, general and administrative expenses in local currency (Canadian dollars) have remained relatively flat compared to the prior year. Additionally, included in selling, general and administrative expenses is $105,000 for Kelsan restructuring, primarily employee termination benefits.
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
     Portec Rail Products (UK) Ltd. — “United Kingdom”. In the United Kingdom, we operate and serve our customers in two different markets. The United Kingdom’s rail business, which comprised approximately 53%, 46% and 33% of total sales for the years ended 2006, 2005 and 2004, respectively, includes sales of friction management products and services to the United Kingdom passenger rail network and track component products. For the years ended December 31, 2006, 2005 and 2004, this segment’s two largest rail customers represented 22%, 18% and 19% of total external sales, respectively.
     Over the same time period described above, our material handling business represented approximately 47%, 54% and 67%, respectively, of the total sales generated by our United Kingdom segment. Our major product lines in this market include overhead and floor conveyor systems, racking systems and mezzanine flooring systems. The end users of our products are primarily United Kingdom based companies in the manufacturing, distribution, garment and food industries. As our material handling products are primarily dependent upon the capital spending plans of manufacturers, our largest customers vary each year depending upon the contracts that are secured. For the years ended December 31, 2006, 2005 and 2004, our two largest material handling customers represented 11%, 17% and 30% of total external sales, respectively.

     During the third quarter 2006, we announced a business reorganization plan, which consolidated our rail and material handling operations in the United Kingdom from four locations into two, one at our Sheffield, England facility (rail) and the other at our Leicester, England facility (material handling). As part of this reorganization, we have put the Wrexham, Wales property on the market for sale, and have reached an agreement in principle with a buyer and expect to close the sale by the end of the first quarter 2007. The reorganization was substantially complete as of December 31, 2006. We do expect to finalize the reorganization during the first quarter 2007. See Notes to Consolidated Financial Statements – Restructuring Costs, Note 18, page 75 for further details.
     In April 2006, we acquired Coronet Rail, Ltd., located in Sheffield, England, United Kingdom. Coronet Rail is a manufacturer of railway track component products and a major supplier of insulated rail joints and track fasteners to the United Kingdom railways and international customers. Since the acquisition, the assets and liabilities and results of operations for Coronet Rail have been included in the United Kingdom segment and the consolidated financial statements.
     In January 2006, we acquired certain assets of Kaybe (Conveyors) Ltd. (Kaybe). The acquired assets include inventory, the Kaybe name and the customer list. The Kaybe product line is primarily for use in the warehousing sector. The acquired assets were integrated into our existing material handling operation located in Leicester, England. Since the acquisition, the Kaybe assets and the results of operations for this product line have been operated under the United Kingdom segment.

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
External sales (1)	$26,968	$16,947	$15,109
Intersegment sales (1)	15	64	31
Operating income (1)	2,530	1,127	778
Average translation rate of British pound sterling to United States dollar	1.8577	1.8131	1.8392

Sales by product line (2)
Material handling products	$12,749	$9,228	$10,185
Friction management products and services	10,135	7,783	4,955
Track component products (3)	4,099	—	—

Total product and service sales	$26,983	$17,011	$15,140

(1)	On December 31, 2005, the assets of Kelsan Europe (formerly part of the Canada segment) were purchased by Portec Rail Products (UK) Ltd. Beginning January 1, 2006, the results of operations for Kelsan Europe are included within our United Kingdom business segment. Results for the year ended December 31, 2005 include adjustments of $3,183,000, $3,000 and $209,000 to external sales, intersegment sales, and operating income, respectively, to be consistent with 2006 segment presentation. Results for the year ended December 31, 2004 include adjustments of $303,000 and $38,000 to external sales and operating income, respectively, to be consistent with 2006 segment presentation. The increase in external sales is reflected within sales of friction management products and services. The net effect of these adjustments on consolidated results for the years ended December 31, 2005 and 2004 is zero.

(2)	Includes intersegment sales.

(3)	Prior to the acquisition, Coronet Rail’s fiscal year was March 31st. Before pro forma adjustments, audited net sales and operating profit for Coronet Rail for the year ended March 31, 2006 was $7.9 million (£4.4 million pounds sterling) and $1.3 million (£756,000 pounds sterling), respectively. For the year ended March 31, 2005, Coronet Rail audited net sales and operating income was $2.7 million (£1.5 million pounds sterling) and $306,000 (£165,000 pounds sterling), respectively. The amounts listed under this footnote are not included in the above United Kingdom table.

     For the year ended December 31, 2006, external sales at our United Kingdom operations increased $10.0 million or 59.1%, to $26.9 million from $16.9 million during the comparable period in 2005. Of this $10.0 million, $5.4 million is due to stronger demand for both our material handling and friction management product lines and $549,000 is due to foreign currency translation that positively impacted net sales. Additionally, the acquisition of Coronet Rail in April 2006 added $4.1 million of sales to the current period. Operating income for the year ended December 31, 2006 increased to $2.5 million from $1.1 million during the comparable period in 2005, an increase of $1.4 million or 124.5%. The increase is due to increased gross profit of $1.9 million due to higher sales volume, partially offset by an increase of $804,000 in selling, general and administrative expenses due to a non-recurring restructuring charge, higher consulting, professional and legal fees, increased employee salaries and benefits, employee additions, increased advertising expenses, and higher sales commissions. Additionally, the acquisition of Coronet Rail in April 2006 contributed $229,000 of operating income to the current period.
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
Liquidity and Capital Resources
     Our cash flow from operations is the primary source of financing for internal growth, capital expenditures, repayments of long-term contractual obligations, dividends to our shareholders and other commercial commitments. The most significant risk associated with our ability to generate sufficient cash flow from operations is the overall level of demand for our products. Our total cash balance is $1.8 million at December 31, 2006. We may use this cash for acquisitions, product line expansions or general corporate purposes. In addition to cash generated from operations, we have revolving and overdraft credit facilities in place to support the working capital needs of each of our business segments. We believe that cash flow from operations and the ability to borrow additional cash under our credit and overdraft facilities along with our existing cash balances will be sufficient to meet our cash flow requirements and growth objectives over the next twelve months.
Cash Flow Analysis.
     For the year ended December 31, 2006, we generated $6.2 million in cash from operating activities compared to $5.4 million for the year ended December 31, 2005. Cash generated from operating activities during the year ended December 31, 2006 includes net income of $4.6 million, a decrease of $1.2 million from 2005. Additionally, we incurred depreciation and amortization expense of $3.0 million in 2006 compared to $2.5 million in 2005, an increase of $565,000, primarily due to amortization expense on intangible assets acquired in conjunction with the Coronet Rail acquisition in April 2006 and the Vulcan asset acquisition in October 2006. Higher accounts receivable balances, primarily due to higher sales and stronger customer demands, used a combined $131,000 of cash in 2006, compared to $1.9 million in 2005. The year end accounts receivable balance included $985,000 of receivables related to the acquisition of Coronet Rail; however, from the date of acquisition through December 31, 2006, the Coronet Rail receivables have generated cash of $977,000. For the year ended December 31, 2005, we generated $5.4 million in cash from operating activities. Cash generated from operating activities for the year ended December 31, 2005 includes net income of $5.8 million. Depreciation and amortization expense incurred during 2005 totaled $2.5 million for the year ended December 31, 2005. Higher inventory and accounts receivable balances, primarily due to higher sales and stronger customer demands, used a combined $3.2 million of cash in 2005.
     Net cash used in investing activities was $11.5 million in 2006, compared to $1.7 million of cash used in investing activities during 2005. Of the $11.5 million of cash used, $4.9 million was used for the acquisition of Coronet Rail in April 2006 and $4.5 million was used for the Vulcan asset acquisition in October 2006. Additionally, we used $2.1 million of cash for capital expenditures during 2006. During 2006, we installed a new induction furnace for our Canadian manufacturing operation near Montreal. This project totaled $1.0 million and was approved by our Board of Directors in 2005. Net cash used in investing activities was $1.7 million during the year ended December 31, 2005, due to capital expenditures. Our capital expenditures upgrade our machinery and equipment, improve our facilities, support new strategic initiatives, or develop new products. The majority of our capital spending is discretionary. We believe that the overall level of capital spending for our business segments is sufficient to remain competitive.

     Net cash provided by financing activities was $1.5 million in 2006, compared to $5.8 million of cash used by financing activities in 2005. Cash provided by financing activities during 2006 includes $7.1 million (net of fees paid) from bank loans to purchase Coronet Rail in April 2006 and acquire assets from Vulcan in October 2006. Cash used in financing activities in 2006 includes repayment of long-term debt obligations of $3.1 million and cash dividends of $2.3 million paid to shareholders, along with a net decrease in working capital facilities of $166,000. Net cash used in financing activities was $5.8 million in 2005, and includes repayment of long-term debt obligations of $4.0 million and cash dividends of $2.0 million paid to shareholders, partially offset by a net increase in working capital facilities of $173,000.
Credit Facilities.
     Our credit facility with National City Bank is a term loan and revolving credit facility that provided the financing for the Kelsan acquisition in November 2004 and the Vulcan asset acquisition in October 2006, and also supports the working capital requirements of our United States and Canadian business units. The components of this facility are as follows: 1) a $7.0 million United States revolving credit facility; 2) a $4.2 million ($5.0 million CDN) revolving credit facility for our Canadian operations; 3) an outstanding term loan in the original amount of $14.9 million ($17.6 million CDN) provided for the Kelsan acquisition in November 2004; and 4) an outstanding term loan in the original amount of $3.0 million provided in November 2006 for the Vulcan asset acquisition. We also had $1.4 million of outstanding letters of credit under our U.S. revolving credit facility. As of December 31, 2006, we had the ability to borrow an additional $8.0 million under the U.S. and Canadian revolving credit facilities. This agreement contains financial covenants that require us to maintain a current ratio, cash flow coverage and leverage ratios, and maintain minimum amounts of tangible net worth. This credit facility further limits capital expenditures, sales of assets, and additional indebtedness. During the third quarter 2006, the leverage and cash flow coverage covenants were modified. We were in compliance with all of these financial covenants as of December 31, 2006. For additional details, see Note 11 of the consolidated financial statements included under Item 8 of this Form 10-K.
     As of December 31, 2006, the balance outstanding on the U.S. revolving credit facility and the Canadian revolving credit facility was $850,000 and $1.0 million ($1.2 million CDN), respectively. The balance outstanding on the Kelsan acquisition loan was $9.4 million ($10.9 million CDN) at December 31, 2006. The balance outstanding on the Vulcan acquisition loan was $2.9 million at December 31, 2006.
     Prior to the acquisition of Coronet Rail in April 2006, Portec Rail Products (UK) Ltd. had a $1.8 million (£925,000 pounds sterling) credit facility with a financial institution in the United Kingdom that provided $1.1 million (£540,000 pounds sterling) in overdraft availability on its primary bank account and $754,000 (£385,000 pounds sterling) for the issuance of performance bonds. In April 2006, in conjunction with the financing provided for the acquisition of Coronet Rail, the components of the overdraft facility were modified, resulting in a total credit facility of $1.8 million (£915,000 pounds sterling) and extended until April 12, 2007. The components of this credit facility now include an overdraft availability of $1.4 million (£700,000 pounds sterling), $343,000 (£175,000 pounds sterling) for the issuance of performance bonds, and $78,000 (£40,000 pounds sterling) for the negotiation of foreign checks. There were no outstanding borrowings as of December 31, 2006; however, our availability under this credit facility was reduced due to outstanding performance bonds in the amount of $305,000 (£156,000 pounds sterling) as of December 31, 2006. The balance outstanding on the Coronet Rail acquisition loan was $4.3 million (£2.2 million pounds sterling) at December 31, 2006.
     In conjunction with the acquisition of Coronet Rail on April 12, 2006, Portec Rail Products (UK) Ltd. entered into an accounts receivable factoring facility (“invoice discounting”) with a United Kingdom financial institution that permits Coronet Rail to borrow up to 85% of its eligible accounts receivable, to a maximum of $1.4 million (£750,000 pounds sterling) for its working capital needs. As of December 31, 2006, there were no outstanding borrowings under this facility. This facility is scheduled to expire on April 12, 2007.

     We also have a $2.0 million line of credit with a United States financial institution to fund capital expenditures for our United States business segments. Any advances on this line are made in term notes and the line availability is reduced by that amount. As of December 31, 2006, we had no outstanding borrowings under this facility. This facility has a current maturity date of July 15, 2007.
Summary of Contractual Obligations
     The following is a summary of our contractual obligations as of December 31, 2006:

	Payments due by period
		Less			More
		than 1	1 - 3	3- 5	than 5
Contractual Obligations	Total	year	years	years	years
	(In thousands)
Long term debt	$17,447	$3,710	$7,419	$5,026	$1,292

Future interest payments for long-term debt obligations (1)	2,607	817	1,056	317	417

Revolving and overdraft credit facilities	1,879	1,879	—	—	—

Pension plan contributions (2)	180	180	—	—	—

Purchase obligations	3,791	3,791	—	—	—

Capital leases	66	66	—	—	—

Operating leases	5,805	1,317	1,750	1,114	1,624

Other (3)	881	587	294	—	—

Total contractual obligations	$32,656	$12,347	$10,519	$6,457	$3,333

(1)	Represents future interest payments on long-term debt obligations as of December 31, 2006. Assumes that the interest rates on our long-term debt agreements at December 31, 2006 (See Note 11 of the consolidated financial statements included under Item 8 of this Form 10-K) will continue for the life of the agreements.

(2)	Pension plan contributions that may be required more than one year from December 31, 2006 will be dependent upon the performance of plan assets.

(3)	Represents the deferred purchase price payable to the former shareholders of Coronet Rail.
Financial Condition
     At December 31, 2006 total assets were $101.7 million, an increase of $12.8 million from $88.9 million as of December 31, 2005. The increase at December 31, 2006 is primarily due to goodwill and intangible assets of $9.9 million, which includes $5.9 million and $4.2 million of intangible assets and goodwill purchased as a result of the Coronet Rail stock purchase and Vulcan asset acquisition, respectively. Also contributing to the increase are higher accounts receivable and inventories, which increased $5.8 million, and includes $2.5 million of Coronet Rail assets acquired in April 2006. Additionally, our property, plant, and equipment, including assets held for sale, increased $755,000, which includes $434,000 of building improvements, machinery and equipment related to the acquisition of Coronet Rail and $184,000 of Vulcan machinery and equipment purchased in October 2006. Partially offsetting these increases in assets is a decrease of $3.5 million in cash, primarily to support capital expenditures, repay indebtedness, and to fund direct acquisition costs during 2006.
     Total outstanding debt obligations at December 31, 2006 increased by approximately $5.2 million or 36.6%, to $19.4 million as of December 31, 2006, from $14.2 million at December 31, 2005. The increase in total outstanding debt obligations is primarily due to bank term loans obtained in April 2006 and October 2006 in the original amounts of $4.2 million and $3.0 million, respectively, to finance the acquisitions of Coronet Rail and the asset purchase of Vulcan Chain Corporation. Partially offsetting this increase is a decrease in the Kelsan acquisition loan with National City Bank (Canada), which reflects principal payments of $2.4 million during 2006.

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
     The products we manufacture and sell, such as our rail joints, rail anchors and rail spikes, require steel as a major element in the production process. Worldwide steel prices began to increase in 2004, resulting in surcharges being added to our overall raw material costs. We have been successful in passing along to our customers (at no additional profit margins), the majority of surcharges that we incurred from our suppliers. However, during 2006 we began to see a transition from surcharges to higher base prices for some of the materials, primarily steel, used in our track component products. As a result, we have incurred higher material costs which have had an impact on our financial results in 2006. If a prolonged increase in steel prices should continue and we are unable to pass on these added costs to our customers, our future earnings could be negatively impacted.
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
     Allowances for Doubtful Accounts. We maintain a reserve to absorb probable losses relating to bad debts arising from uncollectible accounts receivable. The allowance for doubtful accounts is maintained at a level that we consider adequate to absorb probable bad debts inherent in the accounts receivable balance and is based on ongoing assessments and evaluations of the collectibility, historical loss experience of accounts receivable and the financial status of customers with accounts receivable balances. Bad debts are charged and recoveries are credited to the reserve when incurred.

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
     As part of the acquisition of Coronet Rail and the Vulcan acquisition, we recorded the fair value of the tangible and intangible assets of the companies in accordance with SFAS No. 142. As part of our procedures to assign fair values to all acquired assets, we engaged an independent valuation expert to evaluate the technology and intellectual property along with other intangible assets that could be assigned a fair value under these acquisitions. We supplied the independent valuation expert with the historical and estimated cash flows of the companies along with an estimate of future costs to maintain these technologies. The independent valuation expert used these estimates and other assumptions to determine the present value of the discounted cash flows of these various technologies. In addition, we evaluated the future lives of the identified intangible assets to determine if they have definite or indefinite lives.
     As a result of the Coronet Rail acquisition, we assigned a fair value of $3.3 million (£1.9 million pounds sterling) to customer relationships, $188,000 (£108,000 pounds sterling) to non-compete agreements, and $34,000 (£19,000 pounds sterling) to a supply agreement. We also determined that there was $1.9 million (£1.1 million pounds sterling) of goodwill to be recorded as part of this transaction. In addition, we have estimated that the customer relationships, non-compete agreements, and supply agreement have definite lives of 20 years, 5 years, and 10 years, respectively, due to our estimates that projected economic earnings associated with these intangible assets will begin to lapse after these time frames. In the future, we will monitor these intangible assets to determine if certain events occur that would cause the lives assigned to these intangible assets to become shorter than originally assigned, and therefore, we would assign a shorter future estimated life based on the years that we feel that the product would have value in the marketplace and then record an impairment charge in the proper accounting period.
     As a result of the Vulcan acquisition, we assigned fair values of $2.2 million to customer relationships, $890,000 to a unique customer relationship, $342,000 to vehicle restraint assembly technology (G-Van patent), $47,000 to a supply agreement and $5,000 to non-compete agreements. We also determined that there was $830,000 of goodwill to be recorded as part of this transaction. In addition, we have estimated that the customer relationships, a unique customer relationship, vehicle restraint assembly technology, supply agreement, and non-compete agreements have definite lives of 19 years, 17 years, 11 years, 3 years and 7 years, respectively, due to our estimates that the projected economic earnings associated with these intangible assets will begin to lapse after these time frames. In the future, we will monitor these assets to determine if certain events occur that would cause the lives assigned to these intangible assets to become shorter than originally assigned, and thereby, we would assign a shorter future estimated life based on the years that we feel that the product would have value in the marketplace and record an impairment charge in the proper accounting period.

     Retirement Benefit Plans. We maintain defined benefit pension plans that cover a significant number of our active employees, former employees and retirees. We account for these plans as required under SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 158 “Employer’s Accounting for Defined Benefit Plans and Other Postretirement Plans.” The liabilities and expenses for pensions require significant judgments and estimates. These amounts are determined using actuarial methodologies and incorporate significant assumptions, including the rate used to discount the future estimated liability, inflation, the long-term rate of return on plan assets and mortality tables. Management has mitigated the future liability for active employees by freezing all defined benefit pension plans effective December 31, 2003. The rate used to discount future estimated liabilities is determined considering the rates available at year-end on AA rated corporate long term bonds that could be used to settle obligations of the plan. Our inflation assumption is based on an evaluation of external market indicators. The long-term rate of return is estimated by considering historical returns and expected returns on current and projected asset allocations. The effects of actual results that differ from these assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligations in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our obligations and future expense.
     We maintain a post-retirement benefit plan at our Canadian operation near Montreal, which provides retiree life insurance, health care benefits and, for a closed group of employees, dental care. We account for this plan under SFAS No. 158. The liabilities and expenses for post-retirement benefit plans require significant judgments and estimates. These amounts are actuarially determined using the projected benefit method pro rated on service and significant management assumptions, including salary escalation, retirement ages of employees and expected health care costs. Retirement benefit plan adjustments and changes in assumptions are amortized to earnings over the estimated average remaining service life of the members and, therefore, generally affect recognized expense and the recorded obligations in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our obligations and future expense.
     As interest rates decline, the actuarially calculated retirement benefit plan liability increases. Conversely, as interest rates increase, the actuarially calculated retirement benefit plan liability decreases. Past declines in interest rates and equity markets have had a negative impact on the retirement benefit plan liability and fair value of our plan assets. As a result, the accumulated benefit obligation exceeded the fair value of plan assets at December 31, 2006, 2005 and 2004, which resulted in a $396,000, $87,000 and $882,000, net of tax, respectively, charge to other comprehensive loss.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to interest rate risk on our contractual long-term debt obligations and our working capital facilities are under floating interest rate arrangements. However, we have determined that these risks are not significant enough to warrant hedging programs. If interest rates increase, we will be exposed to higher interest rates and we will be required to use more cash to settle our long-term debt obligations. As interest rates increase on our variable long-term debt, it will have a negative impact on future earnings because the increased rates will increase our interest expense. Conversely, if interest rates decrease on our variable long-term debt, it will have a positive impact on future earnings because the lower rates will decrease our interest expense. Based upon the long-term debt amount as of December 31, 2006, for every 1% increase or decrease in the interest rate on our long-term debt, our annual interest expense will fluctuate by approximately $193,000.
     In addition, we are exposed to foreign currency translation fluctuations with our two international operations. We do not have any foreign exchange derivative contracts to hedge against foreign currency exposures. Therefore, we are exposed to the related effects when the foreign currency exchange rates fluctuate. If the U.S. dollar strengthens against the Canadian dollar and/or the British pound sterling, the translation rate for these foreign currencies will decrease, which will have a negative impact on our operating income. For example, for the year ended December 31, 2006, for every 1/100 change in the exchange rate of the Canadian dollar to the U.S. dollar, our Canadian operation’s operating income would have changed by approximately $11,000. Further, for every 1/100 change in the exchange rate of the British pound sterling to the U.S. dollar, the impact on operating income for our United Kingdom operations for the year ended December 31, 2006 would have been approximately $14,000. Foreign currency translation fluctuations have no impact on cash flows as long as we continue to reinvest any profits back into the respective foreign operations.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following are included in this item:
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements
Report of Management on Internal Control over Financial Reporting
Reports of Independent Registered Public Accounting Firms
The supplementary data required by this Item (selected quarterly financial data) is provided in Note 17 of the Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

	December 31
	2006	2005
	(In Thousands)
Assets
Current assets
Cash and cash equivalents	$1,822	$5,367
Accounts receivable, net	16,862	14,198
Inventories, net	23,255	20,140
Prepaid expenses and other current assets	647	845
Long-lived assets held for sale	2,525	—
Deferred income taxes	682	808

Total current assets	45,793	41,358

Property, plant and equipment, net	10,403	12,173
Intangible assets, net	30,744	24,012
Goodwill	14,176	11,008
Other assets	566	318

Total assets	$101,682	$88,869

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$5,655	$3,847
Accounts payable	7,701	5,774
Accrued income taxes	995	813
Customer deposits	2,046	1,401
Accrued compensation	1,826	2,231
Other accrued liabilities	2,212	1,877
Deferred purchase price — current portion	587	—

Total current liabilities	21,022	15,943

Long-term debt, less current maturities	13,737	10,402
Deferred income taxes	9,517	8,556
Accrued pension costs	3,336	3,036
Deferred purchase price, less current maturity	294	—
Other long-term liabilities	680	484

Total liabilities	48,586	38,421

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $1 par value, 50,000,000 shares authorized, 9,601,779 shares issued and outstanding at December 31, 2006 and 2005	9,602	9,602
Additional paid-in capital	25,290	25,290
Retained earnings	19,647	17,332
Accumulated other comprehensive loss	(1,443)	(1,776)

Total shareholders’ equity	53,096	50,448

Total liabilities and shareholders’ equity	$101,682	$88,869

See Notes Consolidated Financial Statements

Consolidated Statements of Income

	Years Ended December 31
	2006	2005	2004
	(Dollars in Thousands, Except Per Share Data)
Net sales	$99,225	$90,793	$69,437
Cost of sales	68,848	61,235	49,720

Gross profit	30,377	29,558	19,717

Selling, general and administrative	22,117	19,641	13,347
Amortization expense	926	698	116

Operating income	7,334	9,219	6,254

Interest expense	1,105	856	203
Other expense (income), net	140	248	(25)

Income before income taxes	6,089	8,115	6,076
Provision for income taxes	1,469	2,288	2,003

Net income	$4,620	$5,827	$4,073

Earnings per share Basic and Diluted	$0.48	$0.61	$0.46

Dividends per share	$0.24	$0.21	$0.20
See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity

					Accumulated
					Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
			(Dollars in Thousands)
Balance at January 1, 2004	6,523,002	$6,523	$2,756	$11,221	$(1,367)	$19,133
Issuance of common stock	2,095,000	2,095	15,877	—	—	17,972
Acquisition of Salient System, Inc.	983,777	984	6,657	—	—	7,641
Cash dividends on common stock paid to shareholders	—	—	—	(1,773)	—	(1,773)
Comprehensive income:
Net income	—	—	—	4,073	—	4,073
Minimum pension liability adjustment, net of tax benefit of $421	—	—	—	—	(882)	(882)
Foreign currency translation adjustment, net of tax of $540	—	—	—	—	880	880

Total comprehensive income						4,071

Balance at December 31, 2004	9,601,779	9,602	25,290	13,521	(1,369)	47,044
Cash dividends on common stock paid to shareholders	—	—	—	(2,016)	—	(2,016)
Comprehensive income:
Net income	—	—	—	5,827	—	5,827
Minimum pension liability adjustment, net of tax benefit of $137	—	—	—	—	(87)	(87)
Foreign currency translation adjustment, net of tax benefit of $196	—	—	—	—	(320)	(320)

Total comprehensive income						5,420

Balance at December 31, 2005	9,601,779	$9,602	$25,290	$17,332	$(1,776)	$50,448
Cash dividends on common stock paid to shareholders	—	—	—	(2,305)	—	(2,305)
Comprehensive income:
Net income	—	—	—	4,620	—	4,620
Minimum pension liability adjustment, net of tax benefit of $140	—	—	—	—	(396)	(396)
Foreign currency translation adjustment, net of tax benefit of $446	—	—	—	—	729	729

Total comprehensive income						4,953

Balance at December 31, 2006	9,601,779	$9,602	$25,290	$19,647	$(1,443)	$53,096

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

	Years Ended December 31
	2006	2005	2004
	(In Thousands)
Operating Activities
Net income	$4,620	$5,827	$4,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,103	1,765	1,488
Amortization expense	926	699	116
Provision for doubtful accounts	37	11	97
Deferred income taxes	(446)	(134)	418
Loss (gain) on sale of fixed assets	94	15	(11)
Impairment of long-lived assets	100	193	—
Changes in operating assets and liabilities:
Accounts receivable	(131)	(1,935)	(1,290)
Inventories	(845)	(1,313)	(3,275)
Prepaid expenses and other current assets	(188)	(360)	608
Accounts payable	169	(666)	678
Income taxes payable	(341)	385	(669)
Accrued expenses	144	870	622

Net cash provided by operating activities	6,242	5,357	2,855

Investing Activities
Purchases of property, plant and equipment	(2,073)	(1,750)	(1,040)
Proceeds from sale of assets	1	3	17
Business acquisitions, net of cash acquired	(9,446)	—	(18,102)

Net cash used in investing activities	(11,518)	(1,747)	(19,125)

Financing Activities
Net increase (decrease) in working capital facilities	(166)	173	(5,221)
Principal payments on promissory notes	(280)	—	—
Proceeds from bank term loans	7,178	—	14,877
Principal payments on bank term loans	(2,829)	(3,961)	(2,255)
Principal payments to Boone County Bank, Inc. (related party)	—	—	(73)
Principal payments on capital leases	(72)	(24)	(13)
Cash dividends paid to shareholders	(2,305)	(2,016)	(1,773)
Fees paid to obtain new financing	(75)	—	(82)
Issuance of common stock	—	—	17,972

Net cash provided by (used in) financing activities	1,451	(5,828)	23,432

Effect of exchange rate changes on cash and cash equivalents	280	(164)	169

(Decrease) increase in cash and cash equivalents	(3,545)	(2,382)	7,331
Cash and cash equivalents at beginning of period	5,367	7,749	418

Cash and cash equivalents at end of period	$1,822	$5,367	$7,749

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$1,080	$864	$110

Income taxes	$2,923	$2,494	$2,394

Capital lease obligation incurred for equipment	$—	$—	$16

Non cash items for business acquisition:
Issuance of common stock	$—	$—	$7,641

Notes payable	$—	$—	$1,120

See Notes to Consolidated Financial Statements

Note 1: Nature of Operations and Significant Accounting Policies
Nature of Operations
We manufacture, supply and distribute a broad range of rail products, including rail joints, rail anchors, rail spikes, railway friction management products and systems, railway wayside data collection and data management systems and freight car securement systems. We also manufacture material handling equipment through our United Kingdom operation. We serve both the domestic and international markets. Our manufacturing facilities are located in Huntington, West Virginia; St. Jean, Quebec, Canada; Vancouver, British Columbia, Canada; Leicester, England, United Kingdom; and Sheffield, England, United Kingdom. We operate an engineering and assembly facility in Dublin, Ohio, and have offices near Chicago, Illinois, and Montreal, Quebec, Canada. Our corporate headquarters is located near Pittsburgh, Pennsylvania. During the fourth quarter 2006, we closed our facilities in Wrexham, Wales, and Stone, England, as part of our United Kingdom business reorganization plan. See Notes to Consolidated Financial Statements — Restructuring Costs, Note 18, page 75.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Portec Rail Products, Inc.; Salient Systems, Inc. (Salient Systems), our wholly-owned, direct United States subsidiary; Portec Rail Nova Scotia Company, our wholly-owned, direct Canadian subsidiary, and Portec Rail Products (UK) Ltd., our wholly-owned, direct United Kingdom subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. For further details regarding our indirect subsidiaries, refer to Exhibit 21 Subsidiaries of the Registrant.
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
We adopted SFAS No. 142 effective January 1, 2002. We are required to test our goodwill for impairment using a two-step process described in SFAS No. 142 on an annual basis or whenever events or circumstances indicate that the fair value of our reporting units may have been affected. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We completed the transitional goodwill impairment test effective January 1, 2002 and determined no transition adjustment was required. We have established October 1st as our annual measurement date for impairment of goodwill. We completed the annual impairment tests for 2006, 2005 and 2004, and determined that no impairment adjustment was required.
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
Warranty Obligations
We record a liability for product warranty obligations based upon historical warranty claims experience. Product warranty accruals as of December 31, 2006 and 2005 are not material.
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
Research and Development
Research and development costs are charged to expense as incurred. Research and development costs incurred during 2006, 2005 and 2004 were approximately $2.6 million, $2.9 million and $1.0 million, respectively.
Recent Accounting Pronouncements
In November 2004, the FASB issued SFAS No. 151, Inventory Costs — An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 requires that abnormal amounts of idle facility expense, freight and/or handling, and wasted materials (spoilage) be recognized as current-period charges. It also requires that allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We adopted this standard as of January 1, 2006. Adoption of this Standard did not have a material effect on us.

In December 2004, the FASB issued an amendment to SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123R) which eliminates the ability to account for share-based compensation transactions using the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair value-based method. We adopted SFAS 123R on January 1, 2006. In June 2006, shareholders of the Company approved the Portec Rail Products, Inc. 2006 Stock Option Plan (the Option Plan). No stock options were granted by the Company during 2006. In January 2007, 79,250 stock options were awarded to employees, including certain officers of the Company. See Notes to the Consolidated Financial Statements — Subsequent Events, Note 22, page 77. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date as well as for the unvested portion of awards existing as of the effective date.
In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN 48 clarifies Statement 109, Accounting for Income Taxes, by indicating the criteria that an individual tax position is required to meet before an entity can recognize some or all of that position in its financial statements. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt this Interpretation as of the required effective date. The cumulative effect of initially applying this Interpretation, if any, will be recognized as of the required effective date. We are currently evaluating the impact that FIN 48 will have on us; however, we do not expect the adoption of this Interpretation to have a material effect on us.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. In addition, SFAS 157 was issued to eliminate the different definitions of fair value in order to provide consistency and comparability in fair value measurements. However, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the impact that adopting SFAS 157 will have on us; however, we do not expect the adoption of this standard to have a material effect on our results of operations or financial condition.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R) (SFAS 158). Under the new standard, companies must recognize a net liability or asset, based upon the Projected Benefit Obligation (pension plans) or the Accumulated Postretirement Benefit Obligation (other post retirement plans), to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The difference between a plan’s funded status and its current balance sheet position will be recognized, net of tax, as a component of Accumulated Other Comprehensive Income. Publicly-traded companies with a calendar year-end are required to adopt the recognition and disclosure provisions of SFAS 158 as of December 31, 2006. We adopted SFAS 158 as of December 31, 2006. The adoption of this standard did not have a material effect on our results of operations or financial condition.
In September 2006, the SEC released Staff Accounting Bulletin No. 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 requires quantification of financial statement errors based on the effects on both the income statement and balance sheet. The SEC directed that the initial application of SAB 108 should be no later than the annual financial statements for the fiscal year ending November 15, 2006 (December 31, 2006 for calendar year-end companies). As such, we applied the interpretive guidance set forth in SAB 108 to our December 31, 2006 financial statements. This did not have a material effect on our results of operations or financial condition.

Earnings Per Share
Basic earnings per share (EPS) are computed as net income available to common shareholders divided by the weighted average common shares outstanding. Diluted earnings per share considers the potential dilutive effects of any common stock equivalents. We did not have any common stock equivalents for the years ended December 31, 2006, 2005 and 2004.

	Years Ended December 31
	2006	2005	2004

	(Dollars in Thousands, Except Share and Per Share Data)
Net income available to common shareholders	$4,620	$5,827	$4,073
Basic common shares:
Weighted average shares outstanding	9,601,779	9,601,779	8,929,599
Diluted average shares outstanding	9,601,779	9,601,779	8,929,599
Basic and diluted earnings per share	$0.48	$0.61	$0.46
On June 8, 2006, our shareholders approved the Portec Rail Products, Inc. 2006 Stock Option Plan (the Option Plan). The Option Plan authorizes the issuance of up to 150,000 shares of common stock of Portec Rail Products, Inc. pursuant to grants of incentive and non-statutory stock options and will remain in effect for a period of ten years. We adopted Statement of Financial Accounting Standards No. 123 (R), Share-Based Payments (SFAS 123(R)), effective January 1, 2006. Stock options granted will be accounted for in accordance with SFAS 123 (R). As of December 31, 2006, we had not granted any stock options under the Option Plan. On January 16, 2007, we granted 79,250 stock options with an exercise price of $9.65 per stock option. See Notes to the Consolidated Financial Statements — Subsequent Events, Note 22, page 78. Beginning in 2007, these stock options will be a component of our diluted earnings per share computation; however, we do not expect that these stock options will have a material effect on our diluted earnings per share.
Reclassifications
Certain reclassifications have been made to the 2005 and 2004 financial statements to conform to the 2006 financial statement presentation. These reclassifications had no effect on net earnings.
Note 2: Acquisition of Vulcan Chain Corporation Assets
On October 10, 2006, we acquired the railroad product line assets of Vulcan Chain Corporation (Vulcan), a Detroit, Michigan manufacturer of freight securement products for the railroad industry, for a total purchase price of $4,479,000 including direct acquisition costs of $143,000. The acquired assets include certain patent interests, equipment, and other intangible assets. Of the $4,479,000 purchase price, $4,330,000 was paid at closing and was financed with borrowings from our National City Bank revolving credit facility along with available cash balances. On November 7, 2006, we entered into a $3,000,000 five-year term loan from National City Bank. Portec Rail Products, Inc. is the sole guarantor of the term loan with substantially all of its United States assets pledged as collateral. The proceeds from this term loan were used to repay the revolving credit facility balance. In addition to the $4,330,000 paid at closing, an earn-out provision based upon the sales volume of the acquired product line will be paid to the former owners of Vulcan over the next three years. Vulcan’s railroad product line is a major supplier of new and reconditioned tie-down systems for the shipment of new automobiles and vans by the rail industry. Vulcan’s products complement our existing Shipping Systems Division products. Accordingly, all assets and liabilities are included in the Shipping Systems segment, and the results of operations for Vulcan have been included in the Shipping Systems segment and consolidated financial statements since the date of acquisition.
In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, we accounted for the acquisition using the purchase method of accounting. Accordingly, the assets and liabilities of Vulcan were adjusted to fair value as of the acquisition date. In addition, all identifiable intangible assets were recorded at fair value and included as part of net assets acquired. The fair value of intangible assets has been preliminarily determined by an independent valuation expert. The assets acquired included $3,453,000 of intangible assets other than goodwill. Of the $3,453,000 of acquired intangible assets, a value of $2,169,000 was assigned to customer relationships, which will be amortized on a straight-line basis over an estimated useful life of 19 years; a value of $890,000 was assigned to a unique customer relationship, which will be amortized on a straight-line basis over an estimated useful life of 17 years: a value of $342,000 was assigned to vehicle restraint assembly technology (G-Van patent), which will be amortized on a straight-line basis over an estimated useful life of 11 years; a value of $47,000 was assigned to a supply agreement, which will be amortized on a straight-line basis over an estimated useful life of 3 years; and a value of $5,000 was assigned to non-compete agreements with the owners and one former employee of Vulcan, which will be amortized on a straight-line basis over an estimated useful life of 7 years. As part of this transaction, we recorded $830,000 of goodwill, which represents the excess purchase price over the fair value of net assets acquired. In accordance with SFAS No. 142, goodwill will not be amortized, but evaluated for impairment annually. All intangible assets resulting from the acquisition are included in the Shipping Systems segment. The purchase price allocations are subject to adjustment and may be modified within one year of the acquisition. Subsequent changes are not expected to have a material effect on our consolidated financial position, or results of operations.
The following summarizes the estimated fair values at the acquisition date:

October 10
2006
(In Thousands)
Property, plant and equipment, net	$196
Intangible Assets	3,453
Goodwill	830

Total assets acquired	$4,479

Note 3: Acquisition of Coronet Rail, Ltd.
On April 12, 2006, Portec Rail Products (UK) Ltd., our wholly-owned subsidiary, acquired 100% of the outstanding common stock of Coronet Rail, Ltd. (Coronet Rail), effective as of April 8, 2006, for a total purchase price of $5,762,000 (£3,310,000 pounds sterling), including direct acquisition costs of $179,000 (£103,000 pounds sterling). Of the total purchase price of $5,762,000, $4,178,000 (£2,400,000 pounds sterling) was paid at closing and was financed by a United Kingdom financial institution in the form of 1) a $2,611,000 (£1,500,000 pounds sterling) five-year term loan and 2) a $1,567,000 (£900,000 pounds sterling) fifteen-year term loan. Portec Rail Products (UK) Ltd. is the sole guarantor of the term loans with substantially all of our United Kingdom assets pledged as collateral. In addition to the $4,178,000 (£2,400,000 pounds sterling) paid at closing, a deferred purchase price of $1,044,000 (£600,000 pounds sterling) without interest is to be paid to the former shareholders of Coronet Rail over the subsequent 24-month period in equal, quarterly installments. Under the terms of the share purchase agreement executed in conjunction with the purchase of Coronet Rail, a working capital adjustment of $361,000 (£207,000 pounds sterling) was paid to the former shareholders of Coronet Rail in June 2006. Coronet Rail is a major supplier of insulated rail joints and track fasteners to the United Kingdom railways, and is operated under our United Kingdom business segment. Accordingly, all assets and liabilities are included in the United Kingdom segment, and the results of operations for Coronet Rail have been included in the United Kingdom segment and consolidated financial statements since the effective date of the acquisition.
In accordance with SFAS No. 141, we accounted for the acquisition using the purchase method of accounting. Accordingly, the assets and liabilities of Coronet Rail were adjusted to fair value as of the effective date of the acquisition. In addition, all identifiable intangible assets were recorded at fair value and included as part of net assets acquired. The fair value of intangible assets was determined by an independent valuation expert. The assets acquired included $3,499,000 (£2,010,000 pounds sterling) of intangible assets other than goodwill. Of the $3,499,000 of acquired intangible assets, a value of $3,277,000 (£1,883,000 pounds sterling) was assigned to customer relationships, which will be amortized on a straight-line basis over an estimated useful life of 20 years; a value of $188,000 (£108,000 pounds sterling) was assigned to non-compete agreements with the former shareholders of Coronet Rail, which will be amortized on a straight line basis over an estimated useful life of 5 years; and a value of $34,000 (£19,000 pounds sterling) was assigned to a supply agreement, which will be amortized on a straight-line basis over an estimated useful life of 10 years. As part of the transaction, we recorded $1,915,000 (£1,100,000 pounds sterling) of goodwill, which represents the excess purchase price over the fair value of net assets acquired. In accordance with SFAS No. 142, goodwill will not be amortized but evaluated for impairment annually. All intangible assets resulting from the acquisition are included in the United Kingdom segment. The purchase price allocations are subject to adjustment and may be modified within one year of the acquisition. Subsequent changes are not expected to have a material effect on our consolidated financial position or results of operations.

The following summarizes the estimated fair values as of the acquisition effective date:

April 8
2006
(In Thousands)
Cash and cash equivalents	$12
Accounts receivable, net	1,801
Inventories, net	1,663
Property, plant and equipment, net	362
Intangible Assets	3,499
Goodwill	1,915

Total assets acquired	9,252

Accounts payable	$1,157
Working capital facility	612
Accrued income taxes	376
Accrued compensation	2
Other accrued liabilities	180
Deferred income taxes (current and long-term)	1,073
Capital leases (current and long-term)	90

Total liabilities	3,490

Net assets acquired	$5,762

PRO FORMA FINANCIAL INFORMATION — CORONET RAIL, LTD. ACQUISITION
The following table presents the unaudited pro forma financial information of the Company including Coronet Rail for the years ended December 31, 2006 and 2005, as if the acquisition had occurred on the first day of each period presented, after giving effect to certain purchase accounting adjustments. The pro forma adjustments include the recording of a consulting agreement, the recording of increased director salaries, the recording of interest expense for the debt incurred to finance the acquisition, the recording of amortization expense for acquired intangibles, and the elimination of intercompany management fees. The pro forma information is presented for information purposes only and is not necessarily indicative of results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

	Years ended December 31
	2006	2005

	(Dollars in Thousands, Except Share
	and Per Share Data)
Pro forma net sales	$101,289	$97,785
Pro forma net income	4,870	6,214
Pro forma net income per basic and diluted share	$0.51	$0.65

Shares used for basic and diluted computation	9,601,779	9,601,779
Note 4: Acquisition of Kaybe (Conveyors) Ltd. Assets
On January 4, 2006, Portec Rail Products (UK) Ltd., our wholly-owned subsidiary, acquired certain assets of Kaybe (Conveyors) Ltd. (Kaybe) for $115,000 (£65,000 pounds sterling). The acquired assets include inventory, the Kaybe name and the customer list. The acquired assets were integrated into our existing material handling operation located in Leicester, England. Accordingly, all assets and liabilities are included in the United Kingdom segment, and the results of operations for Kaybe have been included in the United Kingdom segment and consolidated financial statements since the date of acquisition. This acquisition was accounted for under the purchase method of accounting. We did not recognize any goodwill or intangible assets in conjunction with this asset acquisition.

Note 5: Acquisition of Kelsan Technologies Corp.
On November 30, 2004, we acquired 100% of the outstanding common and preferred stock of Kelsan Technologies Corp. (Kelsan) for a total initial purchase price of $15,373,000, including estimated direct acquisition costs of $496,000. The final assessment of asset values resulted in additional direct acquisition costs in 2005 in the amount of $77,000. This increase in total purchase price was allocated directly to goodwill. The aggregate cash purchase price was $15,450,000, of which $14,877,000 was financed with a seven-year term loan provided by National City Bank (Canada). Portec Rail Nova Scotia Company, a wholly-owned subsidiary established in November 2004, is the borrower of the funds, and Portec Rail Products, Inc. is the sole guarantor of the term loan with substantially all of its United States assets pledged as collateral. Kelsan is operated under our Canada segment and all assets and liabilities are included in the Canada segment. The results of operations for Kelsan have been included in the Canada segment and the consolidated financial statements since the date of acquisition.
In accordance with SFAS No. 141, we accounted for the acquisition using the purchase method of accounting. Accordingly, the assets and liabilities of Kelsan were adjusted to fair value at the date of the acquisition. In addition, all identified intangible assets were recorded at fair value and included as part of the net assets acquired. The fair value of intangible assets related to the acquired technologies was determined by an independent valuation expert. The assets acquired included $10,895,000 of intangible assets other than goodwill. Of the $10,895,000 of acquired intangible assets, a value of $5,505,000 was assigned to Kelsan’s Stick friction modifier product technology which will be amortized on a straight-line basis over an estimated useful life of 15 years; a value of $5,178,000 was assigned to the Keltrack ® liquid friction modifier product technology, which will be amortized on a straight-line basis over an estimated useful life of 28 years; and $212,000 was assigned to patent costs and will be amortized on a straight-line basis over an estimated useful life of 2 to 5 years. As part of the transaction, we recorded $4,177,000 of goodwill, which represents the excess purchase price over the fair value of net assets acquired. Of the total identifiable intangible assets and goodwill, $212,000 is expected to be deductible for tax purposes. In accordance with SFAS No. 142, goodwill and identified intangibles without determinable lives will not be amortized, but will be evaluated for impairment annually. All intangible assets resulting from the acquisition are included in the Canada segment.

     The following summarizes the estimated fair values at the acquisition date:

November 30
2004
(In Thousands)
Cash and cash equivalents	$36
Accounts receivable, net	1,111
Inventories, net	1,269
Prepaid expenses and other current assets	325
Property, plant and equipment, net	444
Deferred income taxes (current and long-term)	2,125
Intangible assets	10,895
Goodwill	4,177

Total assets acquired	20,382

Current maturities of long-term debt	$15
Accounts payable	593
Accrued income taxes	66
Customer deposits	7
Accrued compensation	118
Other accrued liabilities	366
Long-term debt, less current maturities	28
Deferred income taxes (current and long-term)	3,739

Total liabilities	4,932

Net assets acquired	$15,450

Pro Forma Financial Information — Kelsan Acquisition The following table presents the unaudited pro forma financial information of the Company including Kelsan for the year ended December 31, 2004, as if the acquisition had occurred on the first day of the period presented, after giving effect to certain purchase accounting adjustments. The pro forma adjustments include the elimination of certain administrative and officer salaries, the elimination of certain warehouse facility expense and certain operational employees, the elimination of certain duplicate administration costs, the elimination of acquisition related expenses, the elimination of inter-company transactions, the elimination of interest expense for certain long-term debt and preferred shares, the recording of a consulting agreement, the recording of interest expense for the debt incurred to finance the acquisition, the recording of amortization expense for deferred financing fees, the recording of amortization expense for acquired intangible assets, the recording of the related income tax effects for the above adjustments, the recording of a reduction in research and development tax credits, and the recording of income taxes. The pro forma information is presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Year ended
December 31
2004
(Dollars in Thousands,
Except Share and Per
Share Data)
Pro forma net sales	$75,611
Pro forma net income	4,073
Pro forma net income per basic and diluted share	$0.46

Shares used for basic and diluted computation	8,929,599

Note 6: Acquisition of Salient Systems, Inc.
On September 30, 2004, we acquired 100% of the outstanding common stock of Salient Systems, Inc. (Salient Systems) for a total purchase price of $14,052,000, including the initial purchase price at September 30, 2004 of $12,790,000, a subsequent working capital adjustment of $758,000 paid in November 2004, and direct acquisition costs of $504,000. The initial purchase price at September 30, 2004 of $12,790,000 consisted of $1,958,000 in cash, net of cash received of $2,526,000, the issuance of 933,274 shares of common stock valued at $7,186,000 and the issuance of promissory notes in the amount of $1,120,000. The value of the 933,274 shares of common stock was determined based on our closing stock value on September 30, 2004 of $7.70 per share. In accordance with the merger agreement, in November 2004 we paid a working capital adjustment to the former Salient Systems’ shareholders in the amount of $758,000 which consisted of $303,000 in cash and the issuance of 50,503 shares of our common stock valued at $455,000. The value of the 50,503 shares of common stock was determined based on $9.00 per share, in accordance with the merger agreement. Salient Systems is operated under the RMP segment and its assets and liabilities are included in the RMP segment. The results of operations for Salient Systems have been included in the RMP segment and the consolidated financial statements since the date of acquisition.
In accordance with SFAS No. 141, we accounted for the acquisition using the purchase method of accounting. Accordingly, the assets and liabilities from the acquisition of Salient Systems were adjusted to fair value at the date of the acquisition. In addition, all identified intangible assets were recorded at fair value and included as part of the net assets acquired. The fair values of intangible assets relating to the acquired technology were determined by an independent valuation expert. The assets acquired included $13,376,000 of intangible assets other than goodwill. Of the $13,376,000 of acquired intangible assets, a value of $9,797,000 was assigned to the Wheel Impact Load Detector product technology and a value of $3,579,000 was assigned to the Railstress Monitor product technology. Due to the expectation that these acquired product technologies will continue to be enhanced, such that it is expected that some generation of this technology could be in use for as long as railroads operate, both of these identified intangible assets were recorded without determinable lives. Until some unidentified and unpredicted factor arises, the life of these intangible assets will continue to be indeterminable. As part of the transaction, we recorded $1,692,000 of goodwill, which represents the excess purchase price over the fair value of net assets acquired. We will not be able to deduct any costs associated with the total identifiable intangible assets and goodwill for tax purposes. In accordance with SFAS No. 142, goodwill and identified intangible assets without determinable lives will not be amortized, but will be evaluated for impairment annually. All intangible assets resulting from the acquisition are included in the RMP segment.
In accordance with the terms of the merger agreement, we may be required to pay additional consideration, in the form of Portec Rail Products, Inc. common stock, based upon the profitability of Salient Systems for the years ended December 31, 2004, 2005 and 2006. Based on Salient Systems’ net income being below the threshold for an earn-out payment as defined in the merger agreement, no additional payments are due to former Salient Systems shareholders for 2004, 2005 or 2006. In accordance with SFAS No. 141, the Company does not accrue contingent consideration obligations prior to the attainment of the business objectives being achieved as set forth in the business combination. Any such payments, if they are realized, would result in increases in goodwill.

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

Pro Forma Financial Information — Salient Systems Acquisition
The following table presents the unaudited pro forma financial information of the Company including Salient Systems for the year ended December 31, 2004, as if the acquisition had occurred on the first day of the period presented, after giving effect to certain purchase accounting adjustments. The pro forma adjustments include the elimination of certain officers’ salaries, elimination of acquisition related expenses, the recording of a bonus and consulting agreement and related income tax effects. The pro forma information is presented for information purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Year ended
December 31
2004
(Dollars in Thousands,
Except Share
and Per Share Data)
Pro forma net sales	$72,890
Pro forma net income	5,012
Pro forma net income per basic and diluted share	$0.52
Shares used for basic and diluted computation	9,585,445

Note 7: Accounts Receivable
Accounts receivable are presented net of an allowance for doubtful accounts. We generally do not require collateral for our trade accounts receivable. We continually evaluate our accounts receivable and adjust our allowance for doubtful accounts for changes in potential credit risk.
Accounts receivable consists of the following:

	December 31
	2006	2005

	(In Thousands)
Accounts receivable	$16,921	$14,218
Less allowance for doubtful accounts	59	20

Net accounts receivable	$16,862	$14,198

Note 8: Inventories
     The major components of inventories are as follows:

	December 31
	2006	2005

	(In Thousands)
Raw materials	$11,109	$8,764
Work in process	700	284
Finished goods	11,751	11,592

	23,560	20,640
Less reserve for slow-moving and obsolete inventory	305	500

Net inventory	$23,255	$20,140

Note 9: Property, Plant and Equipment
Property, plant and equipment consist of the following:

	December 31
	2006	2005

	(In Thousands)
Land	$122	$827
Buildings and improvements	6,147	8,459
Machinery and equipment	11,633	9,863
Office furniture and equipment	3,001	2,692
Construction-in-progress	186	351

	21,089	22,192
Less accumulated depreciation	10,686	10,019

Net property and equipment	$10,403	$12,173

Total depreciation expense was approximately $2,103,000, $1,765,000 and $1,488,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
Note 10: Goodwill and Intangible Assets
As a result of the Vulcan asset acquisition and the acquisitions of Coronet Rail, Ltd. in 2006, and Kelsan and Salient Systems in 2004, we acquired $31.2 million of intangible assets other than goodwill. For further details see Acquisition Notes 2-6. Of the $31.2 million of intangible assets acquired, $17.8 million are definite-lived, amortizable intangible assets and $13.4 million are indefinite-live, unamortizable intangible assets (Salient). Additionally, as part of these transactions, we recorded $8.6 million of goodwill, which represents the excess purchase price over the fair value of the net assets acquired. Of the $8.6 million of goodwill, $4.2 million and $1.7 million were recorded as part of the Kelsan and Salient acquisitions, respectively, in 2004. The remainder was recorded as part of the Coronet and Vulcan acquisitions in 2006 and is shown in the table below.

     The changes in the carrying amounts of goodwill attributable to each segment at December 31, 2006 and 2005 are as follows:

	December 31	Acquired	Foreign	December 31
	2005	Goodwill	Exchange	2006

	(In Thousands)
RMP	$4,656	$—	$—	$4,656
SSD	265	830	—	1,095
Canada	4,708	—	(12)	4,696
United Kingdom	1,379	1,915	435	3,729

Total	$11,008	$2,745	$423	$14,176

	December 31	Acquired	Foreign	December 31
	2004	Goodwill	Exchange	2005

	(In Thousands)
RMP	$4,656	$—	$—	$4,656
SSD	265	—	—	265
Canada	4,494	77	137	4,708
United Kingdom	1,542	—	(163)	1,379

Total	$10,957	$77	$(26)	$11,008

     The carrying basis and accumulated amortization of definite lived intangible assets are as follows:

	December 31, 2006
	Amortization	Gross
	Period	Carrying	Accumulated	Net Carrying
Amortizable Intangible Assets	(in years)	Value	Amortization	Amount

	(In Thousands)
Kelsan Acquisition
Stick friction modifier product technology	15	$5,598	$(777)	$4,821
Keltrack® liquid friction modifier product technology	28	5,267	(392)	4,875
Patents	2 to 5	570	(188)	382
Deferred financing fees	5	83	(35)	48

		11,518	(1,392)	10,126
Coronet Rail Acquisition
Customer relationships	20	3,687	(134)	3,553
Non-compete agreements	5	211	(31)	180
Supply agreement	10	38	(3)	35
Deferred financing fees (1)	5 to 15	79	(10)	69

		4,015	(178)	3,837

	December 31, 2006
	Amortization	Gross
	Period	Carrying	Accumulated	Net Carrying
	(in years)	Value	Amortization	Amount
	(In Thousands)
Amortizable Intangible Assets

Vulcan Product Line Acquisition
Customer relationships	19	2,169	(25)	2,144

Unique customer relationship	17	890	(12)	878

Vehicle restraint assembly technology	11	342	(7)	335

Supply agreement	3	47	(4)	43

Non-compete agreements	7	5	—	5

		3,453	(48)	3,405

Total		$18,986	$(1,618)	$17,368

(1)	Deferred financing fees that relate to the $2.6 million term loan are amortized over 5 years (the life of the loan). The deferred financing fees related to the $1.6 million term loan are amortized over 15 years (the life of the loan).

		December 31, 2005
	Amortization	Gross
	Period	Carrying	Accumulated	Net Carrying
	(in years)	Value	Amortization	Amount
	(In Thousands)
Amortizable Intangible Assets

Kelsan Acquisition
Stick friction modifier product technology	15	$5,614	$(405)	$5,209
Keltrack® liquid friction modifier product technology	28	5,281	(204)	5,077
Patents	2 to 5	366	(81)	285
Deferred financing costs	5	83	(18)	65

Total		$11,344	$(708)	$10,636

No significant residual value is estimated for these intangible assets. The carrying amounts and accumulated amortization were impacted by foreign currency translation adjustments. Aggregated amortization expense for all intangibe assets for the years ended December 31, 2006, 2005 and 2004 totaled $926,000, $698,000, and $116,000, respectively.
The following table represents the total estimated amortization of intangible assets for the five succeeding years:

Estimated Amortization
For the Year Ended December 31,	Expense
(In Thousands)
2007	$1,155
2008	1,137
2009	1,112
2010	1,056
2011	984

The carrying basis and accumulated amortization of indefinite-lived intangible assets are as follows as of December 31, 2006 and December 31, 2005:

	Gross
	Carrying	Accumulated	Net Carrying
	Value	Amortization	Amount
	(In Thousands)
Non-Amortized Intangible Assets (Salient Systems Acquisition):
Wheel Impact Load Detector technology	$9,797	—	$9,797
Railstress Monitor technology	3,579	—	3,579

Total	$13,376	$—	$13,376

Note 11: Long-Term Debt
Long-term debt consists of the following:

	December 31
	2006	2005
	(In Thousands)
National City Bank Credit Facility: (a)
Term loan – Kelsan acquisition	$9,350	$11,716
Term loan – Vulcan asset acquisition	2,950	—
Revolving credit facility – United States	850	—
Revolving credit facility – Canada	1,029	1,376

United Kingdom loans: (b)
Term loans – Coronet Rail acquisition	4,307	—
Working capital facility – invoice discounting	—	—
Working capital facility – overdraft	—	—

Promissory notes – Salient Systems acquisition (c)	840	1,120
Revolving credit facility – Boone County Bank, Inc. (d)	—	—
Capitalized lease obligations	66	37

	19,392	14,249
Less current maturities	5,655	3,847

	$13,737	$10,402

(a) National City Bank Credit Facility
Our credit facility with National City Bank is a term loan and revolving credit facility that provided the financing for the Kelsan acquisition in November 2004 and the Vulcan asset acquisition in October 2006, and also supports the working capital requirements of our United States and Canadian business units. The components of this facility are as follows: 1) a $7.0 million United States revolving credit facility; 2) a $4.2 million ($5.0 million CDN) revolving credit facility for our Canadian operations; 3) an outstanding term loan in the original amount of $14.9 million ($17.6 million CDN) provided for the Kelsan acquisition in November 2004; and 4) an outstanding term loan in the original amount of $3.0 million provided in November 2006 for the Vulcan Chain product line acquisition. As of December 31, 2006, we had the ability to borrow an additional $8.0 million under the U.S. and Canadian revolving credit facilities.
This agreement contains certain financial covenants that require us to maintain a current ratio, cash flow coverage and leverage ratios, and to maintain minimum amounts of tangible net worth. This credit facility further limits capital expenditures, sales of assets, and additional indebtedness. During the third quarter 2006, the leverage and cash flow coverage covenants were modified. At December 31, 2006, we were in compliance with all of these financial covenants.

Term Loan – Kelsan Acquisition
To finance the acquisition of Kelsan on November 30, 2004 we borrowed $14.9 million ($17.6 million CDN) from National City Bank (Canada) through Portec Rail Nova Scotia Company, a wholly-owned subsidiary of Portec Rail Products, Inc. Portec Rail Nova Scotia Company is the borrower of the funds under the credit agreement, and Portec Rail Products, Inc. is the sole guarantor of the term loan with substantially all of our United States assets pledged as collateral. Under this seven-year term loan, our monthly principal payments are approximately $180,000 ($210,050 CDN). We have the option to direct outstanding borrowings under a Canadian prime lending rate option, a Canadian Banker’s Acceptance Equivalent Note (“BA Note”) option, or utilize a combination of both of these options at our discretion. Interest rates under these options are the prevailing Canadian prime rate plus an applicable margin of .75% to 1.75% (prime rate option), or the BA Note interest rate plus an applicable margin of 1.75% to 2.75% (BA Note option). As of December 31, 2006, we had outstanding borrowings of $9.4 million ($10.9 million CDN) that were priced under the BA Note rate option at 6.08%. This term loan is scheduled to mature on November 30, 2011.
Term Loan – Vulcan Asset Acquisition
On November 7, 2006, we borrowed $3.0 million from National City Bank to finance the Vulcan acquisition. Portec Rail Products, Inc. is the sole guarantor of the term loan with substantially all of our United States assets pledged as collateral. Under this five-year term loan, our monthly principal payments are $50,000. The outstanding principal balance accrues interest based upon the 30-day LIBOR rate plus 1.5%. As of December 31, 2006, we had outstanding borrowings of $2.9 million, which accrued interest at 6.82%. This term loan is scheduled to mature on October 31, 2011.
Revolving Credit Facility – United States
Our U.S. revolving credit facility permits borrowings up to $7.0 million to support the working capital requirements of our United States operations. Included in the $7.0 million is a sub-limit of $1.6 million for standby and commercial letters-of-credit. Outstanding borrowings under this facility can be priced at a prime-based rate or a LIBOR-based rate. As of December 31, 2006, outstanding borrowings under this facility were $850,000 and accrued interest at 6.85%. As of December 31, 2006, two commercial letters-of-credit were outstanding in the amount of $1.4 million. This credit facility expires on September 30, 2007.
Revolving Credit Facility — Canada
The working capital requirements for our Canadian operations are supported by a $4.2 million ($5.0 million CDN) revolving credit facility. The interest rate is the Canadian prime rate plus 1.0%. Borrowings on this facility accrued interest at 7.0% and 6.0% at December 31, 2006 and 2005, respectively. Outstanding borrowings under this facility were $1.0 million ($1.2 million CDN) and $1.4 million ($1.6 million CDN) at December 31, 2006 and 2005, respectively. This facility is scheduled to expire on December 31, 2008.
(b) United Kingdom Loans
Term Loans — Coronet Rail Acquisition
To finance the acquisition of Coronet Rail on April 12, 2006, our United Kingdom subsidiary borrowed $4.2 million (£2.4 million pounds sterling) from a United Kingdom financial institution in the form of 1) a $2.6 million (£1.5 million pounds sterling) five-year term loan at an interest rate equal to the financial institution’s base rate plus 1.75% and 2) a $1.6 million (£900,000 pounds sterling) fifteen-year term loan at an interest rate equal to the financial institution’s base rate plus 1.25%. Portec Rail Products (UK) Ltd. is the guarantor of the term loans with substantially all of our United Kingdom assets pledged as collateral. As of December 31, 2006, the interest rates on these two loans were 6.5% and 6.0%, respectively. Monthly principal payments are approximately $41,000 (£21,000 pounds sterling) for the five-year term loan and $6,000 (£3,000 pounds sterling) for the fifteen-year term loan. As of December 31, 2006, the combined outstanding borrowings for these two loans was $4.3 million (£2.2 million pounds sterling). The $2.6 million and the $1.6 million term loans are scheduled to mature on April 12, 2011 and April 12, 2021, respectively. This agreement contains certain financial covenants that require us to maintain senior interest and cash flow coverage ratios. We were in compliance with these financial covenants as of December 31, 2006.

Working Capital Facility – Invoice Discounting
In conjunction with the acquisition of Coronet Rail on April 12, 2006, we entered into an accounts receivable factoring facility (“invoice discounting”) with a United Kingdom financial institution that permits Coronet Rail to borrow up to 85% of its eligible accounts receivable, to a maximum of $1.4 million (£750,000 pounds sterling) for its working capital requirements. The interest rate on this working capital facility is the financial institution’s base rate plus 2.0%. At December 31, 2006, the interest rate on this facility was 6.75%. As of December 31, 2006, there were no outstanding borrowings under this facility. This facility is scheduled to expire on April 12, 2007.
Working Capital Facility – Overdraft
Prior to the acquisition of Coronet Rail in April 2006, Portec Rail Products (UK) Ltd. had a $1.8 million (£925,000 pounds sterling) credit facility with a financial institution in the United Kingdom that provided $1.1 million (£540,000 pounds sterling) in overdraft availability on its primary bank account and $754,000 (£385,000 pounds sterling) for the issuance of performance bonds. This credit facility supports the working capital requirements of Portec Rail Products (UK) Ltd.
In April 2006, in conjunction with the financing provided for the acquisition of Coronet Rail (see Acquisition of Coronet Rail, Ltd., Note 3), the components of the overdraft facility were modified, resulting in a total credit facility of $1.8 million (£915,000 pounds sterling) and extended until April 12, 2007. This credit facility now includes an overdraft availability of $1.4 million (£700,000 pounds sterling); $343,000 (£175,000 pounds sterling) for the issuance of performance bonds, and $78,000 (£40,000 pounds sterling) for the negotiation of foreign checks. This facility is collateralized by substantially all of the assets of Portec Rail Products (UK) Ltd. and its wholly-owned subsidiaries, including Coronet Rail, Ltd.
The interest rate on this overdraft facility is the financial institution’s base rate plus 1.5%. For any borrowings in excess of $1.5 million (£750,000 pounds sterling) that the financial institution approves, the interest rate is the financial institution’s base rate plus 3.5%. There were no outstanding borrowings as of December 31, 2006 and 2005; however, our availability under this credit facility was reduced due to outstanding performance bonds in the amount of $305,000 (£156,000 pounds sterling) and $361,000 (£210,000 pounds sterling) as of December 31, 2006 and 2005, respectively.
(c) Salient Systems Promissory Notes
In connection with the acquisition of Salient Systems on September 30, 2004, we executed two promissory notes. One promissory note was executed with Harold Harrison, the founder and former President and Chief Executive Officer of Salient Systems. This promissory note, in the aggregate principal amount of $1,064,000 is due to Mr. Harrison in four equal, annual installments of $266,000 beginning January 3, 2006 and ending January 3, 2009. A second promissory note was executed with Falls River Group, LLC, which acted as a financial advisor to Salient Systems. This promissory note, in the aggregate principal amount of $56,000 is due to Falls River Group, LLC in four equal, annual installments of $14,000 beginning January 3, 2006 and ending January 3, 2009. In January 2006, the first principal payments of $266,000 and $14,000, and accrued interest of $85,000, were paid to the note holders. The unpaid principal balance of the promissory notes accrues interest at the prime rate as published in the Wall Street Journal. All accrued and unpaid interest is payable annually beginning January 3, 2006. The outstanding balance on the promissory notes accrued interest at 8.25% as of December 31, 2006. At December 31, 2006, we had accrued interest of $67,000 related to these promissory notes.
(d) Revolving Credit Facility – Boone County Bank, Inc.
We have a $2.0 million line of credit with Boone County Bank, Inc. to fund capital expenditures for our United States business segments. Any advances on this line are made to term notes and the line availability is reduced by that amount. As of December 31, 2006, we had no outstanding borrowings under this facility. This facility has a current maturity date of July 15, 2007.

Future Maturities of Long-Term Debt
Future maturities of long-term debt are as follows:

(In Thousands)
2007	$5,655
2008	3,688
2009	3,731
2010	3,497
2011	1,529
Thereafter	1,292

Total	$19,392

Note 12: Retirement Plans
Defined Contribution Plans
We maintain a qualified defined contribution 401(k) plan covering substantially all United States employees. Under the terms of the plan, we contribute 3% of each employee’s monthly compensation as a non-elective contribution and may also contribute up to 50% of the first 6% of each employee’s compensation contributed to the plan as an annual profit sharing match, depending on certain profitability thresholds. Total expense that we recorded for non-elective and matching contributions was approximately $352,000, $373,000 and $239,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
At our Canadian operation near Montreal, we also maintain a defined contribution plan covering all non-union employees. Under the terms of the Canadian plan, we may contribute 4% of each employee’s compensation as a non-elective contribution and may also contribute 30% of the first 6% of each employee’s compensation contributed to the plan. Total expense that we recorded for non-elective and matching contributions for the Canadian defined contribution plan was approximately $73,000, $60,000 and $53,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
We also maintain a defined contribution plan covering substantially all employees of Portec Rail Products (UK) Ltd.. Benefits under this plan are provided under no formal written agreement. Under the terms of the defined contribution plan, we may make non-elective contributions of between 3% and 7.5% of each employee’s compensation. There are no Company matching contributions. Total expense that we recorded for the United Kingdom defined contribution plan contributions was approximately $109,000, $112,000 and $89,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
Defined Benefit Pension Plans
In December 2003, the FASB issued revisions to SFAS 132, Employer’s Disclosures about Pensions and Other Postretirement Benefits, which included new and revised disclosures for sponsors of defined benefit plans. The defined benefit plan information presented below (both domestic and foreign) for 2005 and 2004 reflect the adoption of SFAS 132 and the related disclosures.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R) (SFAS 158). Under the new standard, companies must recognize a net liability or asset, based upon the Projected Benefit Obligation (pension plans) or the Accumulated Postretirement Benefit Obligation (other post retirement plans), to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The difference between a plan’s funded status and its current balance sheet position will be recognized, net of tax, as a component of Accumulated Other Comprehensive Income. The new standard includes new annual disclosures for sponsors of defined benefit plans. For each annual statement of income presented, the new disclosures require companies to disclose the change in accumulated other comprehensive income during the period by component, and require companies to separately disclose the amounts recognized in accumulated other comprehensive income at year-end due to gains/losses, prior service costs/credits, and transition assets/obligations. In addition, companies are required to disclose the amortization of gains/losses, prior service cost/credits, and transition assets/obligations expected to be recognized in the income statement during the following fiscal year, as well as the amount of any plan assets expected to be returned to the company during the period. In the year of adoption, companies are required to disclose the incremental impact of applying SFAS 158 on individual financial statement line items including the liability for pension benefits, deferred income taxes, total liabilities, accumulated other comprehensive income and total shareholder’s equity. The adoption of this standard and the new annual disclosures are effective for fiscal years ending after December 15, 2006. Retroactive application of this standard is not permitted.
United States Defined Benefit Pension Plan
We maintain a noncontributory defined benefit plan that covers a significant number of our United States employees, former employees and retirees. For hourly employees, benefits under the plan are based on years of service. For salaried employees, benefits under the plan are based on years of service and the employee’s average compensation during defined periods of service. In August 2003, we amended our United States defined benefit pension plan by freezing the benefits accrued for all participants effective December 31, 2003, and preventing new enrollments after December 31, 2003. In February 2004, we made a required minimum contribution to this plan in the amount of $147,000. No minimum contribution was required by the plan for 2006 or 2005.
United Kingdom Defined Benefit Pension Plans:
In September 2003, we amended the Portec Rail and Conveyors plans by freezing the benefits accrued for all participants effective December 31, 2003. Our future net periodic pension cost and plan funding will be dependent upon the performance of plan assets and assumptions adopted. Recently, a United Kingdom statue was introduced, which requires trustees to adopt a prudent approach to funding defined benefit pension plans; thus, eliminating the previous minimum funding requirement. The unrecognized transition obligation for the Portec Rail plan of $464,000 and for the Conveyors plan of $86,000 will continue to be amortized over the average remaining service period of employees in the plan.
Portec Rail Products (UK) Limited Pension Plan (Portec Rail Plan):
We maintain a defined benefit pension plan in the United Kingdom, the Portec Rail Products (UK) Limited Pension Plan (Portec Rail plan). The Portec Rail plan covers some active employees, former employees and retirees, and has been frozen to new entrants since April 1, 1997. Benefits under the Portec Rail plan were based on years of service and eligible compensation during defined periods of service. Prior to 2004, our funding policy for the Portec Rail plan was to contribute approximately 10% of each active employee’s eligible compensation to the plan along with each active employee also contributing to the plan at 3% of eligible compensation. Beginning in 2004, our funding policy for the Portec Rail plan is to contribute the greater of either £12,000 pounds sterling ($23,000) per year or the minimum annual contribution required by applicable regulations. Our total contributions into the Portec Rail plan amounted to approximately $23,000, $22,000 and $41,000 for the years ended December 31, 2006, 2005 and 2004, respectively. We expect to contribute £73,000 pounds sterling ($143,000) to the Portec Rail plan during 2007.
Conveyors International Limited Pension Plan (Conveyors Plan):
We also maintain the Conveyors International Limited Pension Plan (Conveyors plan), a defined benefit pension plan in the United Kingdom. After January 2002, the Conveyors plan covers only former employees. Benefits under the Conveyors plan were based on years of service and eligible compensation during defined periods of service. Our funding policy for the Conveyors plan is to make minimum annual contributions required by applicable regulations. No contributions were made to the Conveyors plan for the years ended December 31, 2006, 2005, and 2004. Our future net periodic pension cost and plan funding will be dependent upon the performance of plan assets. We expect to contribute £19,000 pounds sterling ($37,000) to the Conveyors plan during 2007.

Other Post-Retirement Benefit Plan
At our Canadian operation near Montreal, we maintain a post-retirement benefit plan, which provides retiree life insurance, health care benefits and, for a closed group of employees, dental care. Retiring employees with a minimum of 10 years of service are eligible for the plan benefits. The plan is not funded, and as such, does not have any assets to fund future benefit obligations. Cost of benefits earned by employees are charged to expense as services are rendered. For the years ended December 31, 2006, 2005, and 2004, we recognized expense of $59,000 ($67,000 CDN), $43,000 ($52,000 CDN), and $36,000 ($46,000 CDN), respectively. Our accrued benefit obligation, per our actuarial valuation, was $453,000 ($528,000 CDN) and $529,000 ($615,000 CDN) as of December 31, 2006 and 2005. This amount is recognized within other long-term liabilities with corresponding amounts included in deferred income tax and accumulated other comprehensive income on the consolidated balance sheet.
United States Defined Benefit Plan
We use a December 31 measurement date for the United States defined benefit pension plan. The funded status of our United States defined benefit pension plan is as follows for the periods ended:

	December 31
	2006	2005
	(In Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$9,492	$8,831
Interest cost	530	520
Actuarial loss	31	639
Benefits paid	(565)	(498)

Benefit obligation at end of year	9,488	9,492

Change in plan assets:
Fair value of plan assets at beginning of year	7,635	7,740
Actual return on plan assets	850	393
Benefits paid	(565)	(498)

Fair value of plan assets at end of year	7,920	7,635

Funded status of the plan	(1,568)	(1,857)
Unrecognized net actuarial loss	N/A	3,096

Net pension (liability) asset	$(1,568)	$1,239

Accumulated Benefit Obligation	$9,488	$9,492

Amounts recognized in the balance sheets:

Accrued benefit liability	$(1,568)	$(1,857)
Accumulated other comprehensive loss	2,817	3,096

Net amount recognized at December 31	$1,249	$1,239

Incremental Effect of Applying Statement 158 on Individual Line Items in the
Consolidated Balance Sheet as of December 31, 2006

	Before SFAS 158	Adjustments	After SFAS 158
	(In Thousands)
Liabilities for pension benefit	$3,336	—	$3,336
Deferred income taxes	9,517	—	9,517
Total liabilities	48,586	—	48,586
Accumulated other comprehensive income	(1,443)	—	(1,443)
Stockholder’s equity	53,096	—	53,096
Total liabilities and equity	101,682	—	101,682

The adoption of SFAS 158 did not have an effect on our consolidated balance sheet. As our United States defined benefit pension plans were frozen in December 2003, our projected benefit obligation (PBO) and our accumulated benefit obligation (ABO) are the same. Prior to SFAS 158, the minimum pension liability was calculated as the difference between the ABO and the fair value of plan assets. Under SFAS 158, the funded status of the plan is calculated as the difference between the PBO and the fair value of plan assets. Since our PBO and our ABO are equal, our minimum pension liability and funded status are equal, and as such, the impact on the consolidated balance sheet is the same under SFAS 158 as it was under SFAS 132.
Amounts Recognized in Accumulated Other Comprehensive Income

December 31
2006
Transition obligation	$—
Prior service cost	—
Net actuarial loss	2,817

$2,817

The estimated net actuarial loss, prior service cost, and transition obligation for the U.S. defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2007 fiscal year are $122,000, $0, and $0, respectively. We do not expect that any plan assets will be returned to the Company during fiscal year 2007.
The weighted average assumptions used to determine the benefit obligation are as follows for the periods ended:

	December 31
	2006	2005
Discount rate	5.75%	5.75%
Rate of compensation increase	N/A	N/A
The weighted-average assumptions used for determining net periodic pension cost are as follows for the periods ended:

	December 31
	2006	2005	2004
Discount rate	5.75%	5.75%	5.90%
Expected return on plan assets	8.25%	8.25%	8.25%
The components of net periodic pension (benefit) cost for the years ended December 31, 2006, 2005 and 2004 were:

	December 31
	2006	2005	2004
	(In Thousands)
Interest cost	$530	$520	$512
Expected return on plan assets	(647)	(681)	(712)
Amortization of transition and prior service cost	107	49	—

Pension benefit	$(10)	$(112)	$(200)

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
Asset allocation is primarily based on a strategy to provide stable earnings while still permitting the plan to recognize potentially higher returns through investment in equity securities within the prescribed guidelines. The target asset allocation percentages for 2006 and 2005 are as follows:

Pension Assets
Cash/money market funds	0 – 10%
U.S. fixed income securities	20 – 40%
Equity securities	60 – 80%
Plan assets are re-balanced at least quarterly. At December 31, 2006 and 2005, plan assets by category are as follows:

	2006	2005
Cash/money market funds	10%	4%
U.S. fixed income securities	23	25
Equity securities	67	71

	100%	100%

The following estimated future benefit payments are expected to be paid, under the United States defined benefit pension plan:

Pension Benefits
(In Thousands)
2007	$538
2008	586
2009	590
2010	583
2011	586
2012 – 2016	2,940

United Kingdom Defined Benefit Pension Plans
We use an October 31 measurement date for the United Kingdom defined benefit pension plans. Under SFAS 158, we will be required to change our measurement date to December 31 beginning with our Form 10-K to be filed for the year ending December 31, 2008. The funded status of our United Kingdom defined benefit pension plans is as follows for the years ended December 31:

	Portec Rail	Conveyors	Portec Rail	Conveyors
	Plan	Plan	Plan	Plan
	2006	2006	2005	2005
	(In Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$5,438	$1,214	$5,878	$806
Interest cost	307	69	310	53
Actuarial (gain) loss	(53)	24	347	122
Benefits paid	(111)	(20)	(138)	—
Transfer of benefits	—	—	(343)	343
Foreign currency translation adjustments	751	167	(616)	(110)

Benefit obligation at end of year	6,332	1,454	5,438	1,214

Change in plan assets:
Fair value of plan assets at beginning of year	4,022	842	3,917	945
Actual return on plan assets	480	110	596	57
Employer contributions	23	—	22	—
Benefits paid	(111)	(20)	(144)	—
Transfer of assets	—	—	63	(63)
Foreign currency translation adjustments	556	116	(432)	(97)

Fair value of plan assets at end of year	4,970	1,048	4,022	842

Funded status of the plan	(1,362)	(406)	(1,416)	(372)
Unrecognized net actuarial loss	N/A	N/A	2,234	694
Unrecognized transition obligation	N/A	N/A	(459)	(85)

Net pension asset (liability)	$(1,362)	$(406)	$359	$237

Accumulated Benefit Obligation	$6,332	$1,454	$5,438	$1,214

Amounts recognized in the balance sheets:
Prepaid benefit cost	$—	$—	$—	$237
Accrued benefit liability	(1,362)	(406)	(1,416)	—
Accumulated other comprehensive loss	1,748	682	1,775	—

Net amount recognized at December 31	$386	$276	$359	$237

Incremental Effect of Applying Statement 158 on Individual Line Items in the Consolidated Balance Sheet as of December 31, 2006

	Before SFAS 158	Adjustments	After SFAS 158
	(In Thousands)
Liabilities for pension benefit	$3,336	—	$3,336
Deferred income taxes	9,517	—	9,517
Total liabilities	48,586	—	48,586
Accumulated other comprehensive income	(1,443)	—	(1,443)
Stockholder’s equity	53,096	—	53,096
Total liabilities and equity	101,682	—	101,682

The adoption of SFAS 158 did not have an effect on our consolidated balance sheet. Our United Kingdom defined benefit plans were frozen to new participants in April 1997 (Portec Rail plan) and in January 2002 (Conveyors plan). As such, our projected benefit obligation (PBO) and our accumulated benefit obligation (ABO) are the same. Prior to SFAS 158, the minimum pension liability was calculated as the difference between the ABO and the fair value of plan assets. Under SFAS 158, the funded status of the plan is calculated as difference between the PBO and the fair value of plan assets. Since our PBO and our ABO are equal, our minimum pension liability and funded status are equal, and as such, the impact on the consolidated balance sheet is the same under SFAS 158 as it was under SFAS 132.
Amounts Recognized in Accumulated Other Comprehensive Income

	Portec Rail	Conveyors
	Plan	Plan
	December 31	December 31
	2006	2006

Transition obligation	$(464)	$(86)
Net actuarial loss	2,212	768

	$1,748	$682

The estimated net actuarial loss, prior service cost, and transition asset for the Portec Rail defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2007 fiscal year are $131,000, $0, and $58,000, respectively. The estimated net actuarial loss, prior service cost, and transition asset for the Conveyors defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2007 fiscal year are $6,000, $0, and $11,000, respectively. We do not expect that any plan assets will be returned to the Company during fiscal year 2007.
The weighted-average assumptions used to determine the benefit obligation are as follows for the periods ended:

	December 31
	2006	2005
Discount rate	5.00%	5.00%
Rate of compensation increase	N/A	N/A
The weighted-average assumptions used for determining net periodic pension cost are as follows for the years ended December 31:

	December 31
	2006	2005	2004
Discount rate	5.00%	5.00%	5.65%
Expected return on plan assets	7.00%	7.35%	8.00%
Rate of compensation increase	N/A	N/A	N/A

The components of net periodic pension cost (benefit) are as follows for the years ended December 31:

	Portec Rail	Conveyors	Portec Rail	Conveyors	Portec Rail	Conveyors
	Plan	Plan	Plan	Plan	Plan	Plan
	2006	2006	2005	2005	2004	2004
			(In Thousands)
Service cost	$—	$—	$—	$—	$28	$—
Interest cost	306	69	310	53	273	40
Expected return on plan assets	(333)	(70)	(291)	(69)	(288)	(68)
Amortization of transition amount	(58)	(11)	(54)	(10)	(55)	(10)
Amortization of unrecognized loss (gain)	131	5	121	(12)	76	(10)

Pension cost (benefit)	$46	$(7)	$86	$(38)	$34	$(48)

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
Asset allocation is primarily based on a strategy to provide steady growth without undue fluctuations. The target asset allocation percentages for 2006 and 2005 are as follows:

	Portec Rail	Conveyors
	Plan	Plan

Equity securities	Up to 100%	Up to 100%
Commercial property	Not to exceed 50%	Not to exceed 50%
U.K. Government securities	Not to exceed 50%	Not to exceed 50%
Cash	Up to 100%	Up to 100%
The plan assets by category for the years ended December 31, 2006 and 2005 are as follows:

	Portec Rail	Conveyors	Portec Rail	Conveyors
	Plan	Plan	Plan	Plan
	2006	2006	2005	2005

Equity securities	37%	28%	34%	23%
Corporate Bonds	8	—	—	—
Commercial property	28	33	23	39
U.K. Government securities	6	5	31	38
Cash	21	34	12	—

	100%	100%	100%	100%

The following estimated future benefit payments are expected to be paid, under the United Kingdom defined benefit plans:

	Portec Rail	Conveyors
	Plan	Plan
	(In Thousands)
2007	$112	$41
2008	125	41
2009	127	43
2010	153	43
2011	182	45
2012 – 2016	1,408	245
Note 13: Accumulated Other Comprehensive Loss

			Accumulated
	Currency	Minimum	Other
	Translation	Liability –	Comprehensive
	Adjustment	Retirement Plans	Income (Loss)
		(In Thousands)
Balance at January 1, 2004	$826	$(2,193)	$(1,367)
Net change	880	(882)	(2)

Balance at December 31, 2004	1,706	(3,075)	(1,369)
Net change	(320)	(87)	(407)

Balance at December 31, 2005	1,386	(3,162)	(1,776)
Net change	729	(396)	333

Balance at December 31, 2006	$2,115	$(3,558)	$(1,443)

The income tax expense associated with the currency translation adjustment included in accumulated other comprehensive income for other non-U.S. subsidiaries was approximately $(1,296,000), $(850,000), and $(1,046,000) at December 31, 2006, 2005 and 2004, respectively. The income tax benefit associated with the minimum pension liability included in accumulated other comprehensive income was approximately $1,849,000, $1,709,000, and $1,572,000 at December 31, 2006, 2005 and 2004, respectively.
Note 14: Income Taxes
Income tax expense consists of the following:

	Years Ended December 31
	2006	2005	2004
	(In Thousands)
Income taxes:
Current:
Federal	$602	$1,270	$737
State	152	279	158
Foreign	1,139	839	690

	1,893	2,388	1,585

Deferred:
Federal	(226)	70	356
State	(1)	(66)	63
Foreign	(197)	(104)	(1)

	(424)	(100)	418

Total	$1,469	$2,288	$2,003

A reconciliation of U.S. income tax computed at the statutory rate and actual expense is as follows:

	Years Ended December 31
	2006	2005	2004
	(In Thousands)
Amount computed at statutory rate	$2,070	$2,759	$2,066
State and local taxes less applicable federal income tax	100	140	146
Incremental tax on foreign operations	(250)	(42)	(109)
Effect of foreign tax credit expirations			84
Decrease in valuation reserve	—	(111)	(84)
Non-taxable income	(336)	(334)	(49)
Other	(115)	(124)	(51)

Total	$1,469	2,288	2,003

The components of the net deferred tax assets and liabilities are as follows:

	December 31
	2006	2005
	(In Thousands)
Deferred tax liabilities:
Property and equipment	$791	$1,029
Goodwill and intangible assets	10,481	9,440
Long-term contracts	9	10
Unrepatriated earnings of foreign subsidiary	397	527
Foreign currency translation	1,296	850
Other	162	153

Total deferred tax liabilities	13,136	12,009

Deferred tax assets:
Minimum pension liability	1,849	1,709
Inventory reserves	111	73
Accrued expenses	156	205
Accounts receivable	11	8
Uniform capitalization	184	239
Foreign tax credit carryforward	276	185
Foreign operating losses and research expenditures	1,714	1,791
Other	—	51

Total deferred tax assets	4,301	4,261
Valuation allowance	—	—

Net deferred tax assets	4,301	4,261

Net deferred tax liabilities	$8,835	$7,748

The above net deferred tax liability is presented on the balance sheet as follows:

	December 31
	2006	2005
	(In Thousands)
Deferred tax asset – current	$682	$808
Deferred tax liability – long-term	9,517	8,556

Net deferred tax liability	$8,835	$7,748

Our foreign tax credit carry forwards expire from 2010 to 2016. At December 31, 2006 and 2005, we had approximately $1,956,000 and $1,195,000, respectively, of net deferred tax liabilities located outside of the United States.
As result of the November 30, 2004 Kelsan acquisition, at December 31, 2006, we have approximately $2,938,000 of non-capital losses for income tax purposes, which are only available to offset the taxable income of Kelsan in future years. These losses expire as follows:

(In Thousands)
2007	$554
2014	2,384

Total	$2,938

In addition, as a result of the Kelsan acquisition, we have approximately $2,085,000 of scientific research and development expenditures available for unlimited carry forward to offset the taxable income of Kelsan in future years.
Note 15: Commitments and Contingencies
Lease Commitments
We lease certain facilities, automobiles and office equipment. These leases are subject to renewal options for varying periods. Future minimum payments under noncancelable operating leases with initial or remaining terms of one year or more consist of the following:

(In Thousands)
2007	$1,317
2008	956
2009	794
2010	604
2011	510
Thereafter	1,624

Total minimum lease payments	$5,805

Operating lease expense under such arrangements was $1,132,000, $1,133,000 and $860,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
Litigation
We are involved from time to time in lawsuits that arise in the normal course of business. We actively and vigorously defend all lawsuits. In 1999, we were named with numerous other defendants in an environmental lawsuit. The plaintiff seeks to recover costs, which it has incurred, and may continue to incur, to investigate and remediate its former property as required by the New York State Department of Environmental Conservation (NYSDEC). We have not been named as a liable party by the NYSDEC and believe we have no liability to the plaintiff. We filed a motion for summary judgment seeking a ruling to have us dismissed from the case. In November 2003, the motion for summary judgment was granted and we were dismissed from the case by the United States District Court for the Northern District of New York. In March 2004, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit, appealing, in part, the District Court’s decision to dismiss all claims against us. In April 2005, the plaintiff’s appeal was dismissed by the Second Circuit Court without prejudice, and the matter was remanded to the United States District Court for the Northern District of New York for consideration in light of a recent United States Supreme Court decision. As a result, in June 2006, the District Court dismissed all claims brought by the plaintiff pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA or Superfund). On July 24, 2006, the plaintiff filed a notice of appeal to the Second Circuit. Ongoing litigation may be protracted, and we may incur additional ongoing legal expenses, which are not estimable at this time.

Purchase Obligations
At December 31, 2006, we had $3.8 million of outstanding steel purchase orders. Steel purchases by RMP represented $2.7 million of the $3.8 million total. The remaining $1.1 million represented steel purchases by our Canadian operation near Montreal. These obligations become due during 2007.
Note 16: Segments, Geographic and Major Customer Financial Information
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
Railway Maintenance Products Division (RMP) Our RMP segment manufactures and assembles track components and related products, friction management products, railway wayside data collection and data management systems and provides services to railroads, transit systems and railroad contractors. RMP is also a distributor and reseller of purchased track components and lubricants manufactured by third parties. The manufactured and assembled track component and friction management products consist primarily of standard and insulated rail joints, friction management systems, and wayside data collection and data management systems. The purchased and distributed products consist primarily of various lubricants. The friction management products are aimed at rail customers to help them achieve cost savings primarily through reduced rail wear, wheel wear and fuel usage in order to be more competitive. The manufactured and assembled track components, such as rail joints, are used for rail replacement or repair. Salient Systems is operated under the RMP segment.
Shipping Systems Division (SSD) Our SSD segment engineers and sells securement systems and related products primarily to the railroad freight car market. These systems are used to secure a wide variety of products and lading onto freight cars. Most of the assembly work for SSD is performed at RMP’s Huntington, West Virginia manufacturing plant, although some manufacturing is subcontracted to independent third parties. The assets acquired from Vulcan Chain Corporation in October 2006 are included in and operated under the SSD segment.
Portec Rail Nova Scotia Company (Canada) Our Canada segment includes Kelsan, located in Vancouver, British Columbia, and our operation near Montreal. Our Montreal operation manufactures rail anchors and rail spikes and assembles friction management products, primarily for the two largest Canadian railroads. Rail anchors and rail spikes are devices to secure rails to the ties to restrain the movement of the rail. Through its technology and manufacturing facility in Vancouver, Kelsan engineers and manufactures stick friction modifiers and related application systems. The manufacturing process for the production of Kelsan’s liquid friction modifier, Keltrack®, is subcontracted to an independent contractor. Friction modifiers are water-based liquids that contain a suspension of active friction modifier materials that help reduce friction and noise while being applied on top of the rail without impacting a train’s braking or traction capabilities. The friction management products are aimed at our rail customers to help them achieve cost savings primarily through reduced rail wear, wheel wear and fuel usage in order to be more competitive.
Portec Rail Products (UK) Ltd. (United Kingdom) Our United Kingdom segment operates and serves customers in two different markets. In the rail market, product lines include friction management products and services and track component products that primarily serve the United Kingdom passenger rail network. In the material handling market, the major product lines are overhead and floor conveyor systems and racking and mezzanine flooring systems. The end users of the material handling products are primarily United Kingdom-based customers in the manufacturing, distribution, garment and food industries. Coronet Rail is operated under the United Kingdom segment.

	Years Ended December 31
	2006	2005	2004
	(In Thousands)
External Sales (A)
RMP	$46,599	$45,026	$34,593
SSD	4,842	5,827	4,675
Canada	20,816	22,993	15,060
United Kingdom	26,968	16,947	15,109

Total	$99,225	$90,793	$69,437

Intersegment Sales (A)
RMP	$2,164	$2,299	$1,404
SSD	15	12	—
Canada	6,469	5,430	2,422
United Kingdom	15	64	31

Total	$8,663	$7,805	$3,857

Total Sales
RMP	$48,763	$47,325	$35,997
SSD	4,857	5,839	4,675
Canada	27,285	28,423	17,482
United Kingdom	26,983	17,011	15,140

Total	$107,888	$98,598	$73,294

Operating Income (Loss) (A), (B)
RMP	$6,589	$6,894	$5,387
SSD	387	958	674
Canada	1,001	3,019	1,734
United Kingdom	2,530	1,127	778
Corporate	(3,173)	(2,779)	(2,319)

Total	7,334	9,219	6,254

Interest Expense	1,105	856	203

Other Expense (Income), net	140	248	(25)

Income Before Income Taxes	$6,089	$8,115	$6,076

(A)	– External sales, intersegment sales, and operating income for the twelve months ended December 31, 2005 and 2004 include adjustments for the reclassification of the results of operations for Kelsan Europe from the Canada business segment to the United Kingdom business segment to be consistent with 2006 segment presentation. On December 31, 2005, the assets of Kelsan Europe (formerly part of the Canada segment) were purchased by Portec Rail Products (UK) Ltd. Beginning January 1, 2006, the results of operations for Kelsan Europe are included within our United Kingdom business segment. The net effect of these adjustments on the consolidated results is zero; however, the effects on external sales, intersegment sales, and operating income by business segment are as follows:

	Years Ended December 31
	2006	2005	2004
	(In Thousands)
Effect on External Sales
Canada	$—	$(3,183)	$(303)
United Kingdom	—	3,183	303

Total	$—	$—	$—

	Years Ended December 31
	2006	2005	2004
	(In Thousands)
Effect on Intersegment Sales
Canada (1)	$—	$959	$337
United Kingdom (1)	—	3	—

Total	$—	$962	$337

	Years Ended December 31
	2006	2005	2004
	(In Thousands)
Effect on Operating Income
Canada	$—	$(209)	$(38)
United Kingdom	—	209	38

Total	$—	$—	$—

(1)	– Represents intersegment sales between Kelsan-Canada (selling division) and Kelsan Europe (purchasing division) and vice versa. Prior to January 1, 2006, these sales were eliminated as part of the consolidation of Kelsan Technologies. Beginning January 1, 2006, Kelsan Europe is now included within the United Kingdom business segment; therefore, these sales need to be classified as intersegment sales for the Canada and United Kingdom business segments. This reclassification has no effect on consolidated results.

(B)	– Operating Income (Loss) for the years ended December 31, 2005 and 2004 includes an adjustment for the reclassification of three professional and two executive employees’ salary and benefit expenses to be consistent with the allocation of these expenses during 2006. Beginning in April 2006, corporate shared services began to absorb the salaries, benefits and business travel expenses for one professional and two executive employees due to internal promotions and new responsibilities. Beginning in January 2006, corporate shared services began to absorb the salaries, benefits, and business travel expenses for two professional employees due to the assignment of new responsibilities for these employees. The effects of these adjustments on total Operating Income are zero; however, the effects on Operating Income (Loss) by business segment is as follows:

	Years Ended December 31
	2006	2005	2004
	(In Thousands)
Effect on Operating Income (Loss)
RMP	$—	$216	$516
Canada	—	31	122
Corporate	—	(247)	(638)

Total	$—	$—	$—

	Years Ended December 31
	2006	2005	2004
	(In Thousands)
Depreciation and Amortization
RMP	$785	$735	$682
SSD	82	13	11
Canada	1,337	1,169	416
United Kingdom	736	478	489
Corporate	89	69	6

Total	$3,029	$2,464	$1,604

Total Assets (C)
RMP	$40,903	$42,531	$40,060
SSD	7,571	2,007	1,699
Canada	30,022	32,040	30,640
United Kingdom	22,478	11,503	12,396
Corporate	708	788	3,830

Total	$101,682	$88,869	$88,625

Capital Expenditures
RMP	$499	$669	$470
SSD (1)	38	41	25
Canada	1,137	543	483
United Kingdom (1)	288	244	64
Corporate	111	253	14

Total	$2,073	$1,750	$1,056

(C)	– Effective December 31, 2005, the assets of Kelsan Europe (formerly part of the Canada segment) were sold to Portec Rail Products (UK) Ltd. (United Kingdom segment). Total Assets as of December 31, 2005 includes an adjustment for $1,864,000 to reclassify the total assets of Kelsan Europe from the Canada segment to the United Kingdom segment. The net effect of the adjustment is zero.

(1)	– Capital expenditures for SSD do not include assets purchased from Vulcan Chain Corporation in October 2006. This includes $196,000 of property, plant, and equipment and $4.3 million of goodwill and intangible assets. Capital expenditures for the United Kingdom segment do not include assets of Coronet Rail purchased in April 2006. This includes $362,000 of property, plant, and equipment and $5.4 million of goodwill and intangible assets.

Geographic information for sales, based on country of destination, and assets, based on country of location, is as follows:

	Years Ended December 31
	2006	2005	2004
	(In Thousands)
External Sales
United States	$45,909	$45,773	$35,499
Canada	22,182	23,167	16,273
United Kingdom	22,888	13,379	12,204
Other	8,246	8,474	5,461

Total	$99,225	$90,793	$69,437

Total Assets
United States	$49,182	$45,326	$45,589
Canada	30,022	32,040	32,504
United Kingdom	22,478	11,503	10,532

Total	$101,682	$88,869	$88,625

Major Customers
Our largest customers are North American Class I railroads. Our products are also sold to a variety of regional and short-line railroads, rail transit systems, and original equipment manufacturers for the material handling market in the United Kingdom. Our two largest customers represented approximately 19%, 23% and 21% of our sales for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006 and 2005, our two largest customers represented approximately 12% and 14%, respectively, of our total accounts receivable.

Note 17: Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in Thousands, Except Per Share Data)
2006
Revenue	$23,115	$28,972	$24,282	$22,856
Gross Profit	6,839	8,484	7,643	7,411
Net Income	1,033	1,522	1,201	864
Earnings per Share:
Basic and Diluted	$0.11	$0.16	$0.13	$0.09
Cash Dividend per Share	$0.06	$0.06	$0.06	$0.06

2005
Revenue	$20,821	$24,086	$24,191	$21,695
Gross Profit	6,522	7,775	7,855	7,406
Net Income	1,005	1,708	1,713	1,401
Earnings per Share:
Basic and Diluted	$0.10	$0.18	$0.18	$0.15
Cash Dividend per Share	$0.05	$0.05	$0.05	$0.06

2004
Revenue	$15,193	$18,513	$17,023	$18,708
Gross Profit	3,871	5,430	4,488	5,928
Net Income	657	1,464	976	976
Earnings per Share:
Basic and Diluted	$0.08	$0.17	$0.11	$0.10
Cash Dividend per Share	$0.05	$0.05	$0.05	$0.05
The sums of the quarterly earnings per share do not equal annual amounts due to rounding. Additionally, the above unaudited financial information reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of the respective interim periods.
Note 18: Restructuring Costs
United Kingdom
On July 18, 2006, Portec Rail Products (UK) Ltd. announced a reorganization plan to consolidate our rail and material handling operations in the United Kingdom. In conjunction with this plan, our Wrexham, Wales and Stone, England facilities were closed in December 2006. Prior to the closure of these facilities, we transferred our rail operations at Wrexham and Stone to our Sheffield, England facility, and we transferred our material handling operations at Wrexham to our Leicester, England facility. This plan will better align our resources in order to improve operating efficiencies and reduce operating costs. We anticipate that the reorganization plan will be substantially completed during the first quarter of 2007.
As part of the reorganization plan, we have and will continue to incur costs associated with exit and disposal activities, which include, but are not limited to, employee termination benefits, contract termination costs, moving expenses, and facility reconfiguration expenses. We have recognized these costs in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). All restructuring expenses are included within selling, general and administrative expenses on the consolidated income statement.
In connection with the transfer of the rail operations to Sheffield and the material handling operations to Leicester, all employees at the Wrexham and Stone facilities were offered employment on similar terms and conditions at the Sheffield and Leicester facilities. Employees who chose not to relocate were entitled to receive employee termination benefits if they remained with the Company until their respective work locations were closed. For the year ended December 31, 2006, we incurred $171,000 (£87,000 pounds sterling) of expense related to employee termination benefits for employees who notified us that they would not relocate, and subsequently, who were terminated when their respective work locations were closed. We expect to incur approximately $23,000 (£12,000 pounds sterling) of additional expense for employee termination benefits payable to an employee who will remain with us until the reorganization plan is substantially completed.

We expect to incur costs to terminate an operating lease related to our Wrexham facility. In accordance with SFAS 146, costs to terminate operating leases should be recognized when 1) an entity terminates the contract in accordance with contract terms, i.e. “break lease fee,” or 2) if the entity cannot terminate the contract early, when the entity ceases to use the right conveyed by the contract. We expect that our contract termination costs will be accounted for as a “break lease fee.” For the year ended December 31, 2006, we have not incurred expense related to contract termination costs. However, we expect to incur approximately $10,000 (£5,000 pounds sterling) of expense related to contract termination costs over the course of the reorganization plan.
In addition to costs incurred for employee termination benefits and contract termination costs, we expect that we will incur other expenses associated with the reorganization, which include, but are not limited to, costs to move our operations and to reconfigure our existing facilities. In accordance with SFAS 146, moving expenses, facility reconfiguration costs and other associated costs cannot be recognized until they are incurred. For the year ended December 31, 2006, we incurred $24,000 (£12,000 pounds sterling) of expense related to these costs. We expect to incur approximately $68,000 (£35,000 pounds sterling) of additional expense related to moving, facility reconfiguration and other associated costs over the course of the reorganization plan.
In conjunction with the announcement that the Wrexham facility would close in December 2006, we performed an evaluation in accordance with Statement of Financial Accounting Standards No. 144 Accounting for Impairment or Disposal of Long-Lived Assets (SFAS 144) to determine if the facility was subject to a possible impairment loss. As projected cash flows exceeded book value, we concluded that an impairment loss did not exist; therefore, no impairment charge was recognized. No such evaluation was necessary for our Stone, England facility as this was a leased property for which the lease expired on December 31, 2006.
As a result of the closure of the Wrexham facility, the property (which includes land, building, and certain building improvements) was put on the market for sale during the fourth quarter 2006. We have reached an agreement in principle with a buyer to sell the property for approximately $2.0 million (£1.0 million pounds sterling), and we expect the sale of the property to be completed during the first quarter 2007. We have classified this asset as a long-lived asset held for sale, which is included in current assets, on our consolidated balance sheet as of December 31, 2006. The net book value of these assets is $2.0 million (£1.0 million pounds sterling), which approximates their market value as of December 31, 2006.
The following table summarizes the United Kingdom’s restructuring activities for the twelve months ended December 31, 2006:

		Employee
		Termination	Lease Termination	Other Associated
	Total	Benefits	Costs	Costs

Beginning balance, January 1, 2006	$—	$—	$—	$—

Costs incurred	206	182	—	24
Cash payments	(155)	(131)	—	(24)
Adjustments	(11)	(11)	—	—

Ending balance, December 31, 2006	$40	$40	$—	$—

Kelsan
On November 16, 2006, we restructured the Kelsan organization, which resulted in employee headcount reductions. Affected employees were entitled to receive employee termination benefits as long as they remained with Kelsan until their termination dates. As of December 31, 2006, all affected employees had been terminated. This plan will reduce our operating costs with the intention to become more efficient and profitable. As of December 31, 2006, we had incurred $105,000 ($121,000 Canadian dollars) for employee termination costs. After December 31, 2006, we do not expect to incur additional expense related to employee termination costs, as all staff reductions were completed by December 31, 2006. We have recognized these costs in accordance with SFAS 146. All restructuring costs are included within selling, general and administrative expenses on the consolidated income statement.

The following table summarizes Kelsan’s restructuring activities for the twelve months ended December 31, 2006:

		Employee
		Termination	Lease Termination	Other Associated
	Total	Benefits	Costs	Costs

Beginning balance, January 1, 2006	$—	$—	$—	$—

Costs incurred	105	105	—	—
Cash payments	(54)	(54)	—	—
Adjustments	—	—	—	—

Ending balance, December 31, 2006	$51	$51	$—	$—

Note 19: Impairment of Long-Lived Assets
During the third quarter 2006, in accordance with SFAS 144, we recognized a pre-tax impairment loss of $100,000 on our Troy, New York property to reflect its current market value, as we have reached an agreement in principle with the City of Troy to sell the property. The impairment charge is included as a component of other expense on the consolidated income statement. We have classified these non-operating assets as long-lived assets held for sale on our consolidated balance sheet. As of December 31, 2006, the net book value for these assets is $500,000, which approximates their market value.
Note 20: Financial Instruments
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
Interest Rate Risk
We have $19.4 million of debt as of December 31, 2006. Most of this debt is variable rate and adjusts based upon an underlying index such as LIBOR or Bankers Acceptance Notes.
Note 21: Certain Significant Estimates
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
Income Taxes
As a Company with international operations, we record an estimated liability or benefit for income taxes and other taxes based on what we determine will likely be paid in various jurisdictions in which we operate. We use our best judgment in the determination of these amounts. However, the liabilities ultimately realized and paid are dependent on various matters including the resolution of tax audits in the various affected tax jurisdictions and may differ from the amounts recorded. An adjustment to the estimated liability would be recorded through income in the period in which it becomes probable that the amount of the actual liability differs from the recorded amount.
Note 22: Subsequent Events
On January 16, 2007, the Company granted 79,250 stock options with an exercise price of $9.65 per stock option, which is equal to the closing stock price on the date of grant. The stock options will vest ratably over a 5-year vesting period and will expire on January 16, 2017. These options were granted under the Portec Rail Products, Inc. 2006 Stock Option Plan (the Option Plan), which authorizes the issuance of up to 150,000 shares of common stock of Portec Rail Products, Inc. pursuant to grants of incentive and non-statutory stock options and will remain in effect for a period of ten years. We adopted Statement of Financial Accounting Standards No. 123 (R), Share-Based Payments (SFAS 123(R)), effective January 1, 2006. We will begin recognizing compensation expense in accordance with SFAS 123(R) on this stock option award in January 2007. For the year ended December 31, 2006, we did not incur any compensation expense related to stock options.
On March 7, 2007, we entered into an agreement to sell our Wrexham, Wales property, which includes land, a building and certain building improvements, to Eifion Lloyd Davies, an individual, trading as GHA Coaches. The selling price for the property is approximately $2.0 million (£1,025,000 pounds sterling), which approximates its net book value as of December 31, 2006. This asset is classified as a long-lived asset held for sale, which is included in current assets, on our consolidated balance sheet as of December 31, 2006. The sales transaction is scheduled to close on March 29, 2007.

Report of Management on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:
(1) Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year. Our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by BKD, LLP and Garbutt & Elliott, Ltd. independent registered public accounting firms, as stated in their reports which appear herein.

/s/ Richard J. Jarosinski Richard J. Jarosinski
President and Chief Executive Officer

/s/ John N. Pesarsick John N. Pesarsick
Chief Financial Officer
(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Shareholders
Portec Rail Products, Inc.
Pittsburgh, Pennsylvania
We have audited management’s assessment included in the accompanying Management’s Report on Internal Control over Financial Reporting that Portec Rail Products, Inc. (Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit. We did not examine the effectiveness of internal control over financial reporting of Portec Rail Products (UK) Ltd., a wholly-owned subsidiary, whose consolidated financial statements reflect total assets and net sales of $22,478 and $26,968 (dollars in thousands), respectively, included in the related consolidated financial statement amounts as of and for the year ended December 31, 2006. The effectiveness of this subsidiary’s internal control over financial reporting was audited by other accountants whose report has been furnished to us, and our opinion, insofar as it relates to the effectiveness of the subsidiary’s internal control over financial reporting, is based solely on the report of the other accountants.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, based on our audit and the report of other accountants, management’s assessment that Portec Rail Products, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, based on our audit and the report of other accountants, Portec Rail Products, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Portec Rail Products, Inc. and our report dated March 13, 2007, expressed an unqualified opinion thereon.
BKD, llp
Evansville, Indiana
March 13, 2007

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Shareholders
Portec Rail Products, Inc.
Pittsburgh, Pennsylvania
We have audited the accompanying consolidated balance sheets of Portec Rail Products, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 2006 consolidated financial statements of Portec Rail Products (UK) Ltd., a wholly-owned subsidiary, whose consolidated financial statements reflect total assets of $22,478 and net sales of $26,968 (dollars in thousands) for 2006 included in the related consolidated financial statement amounts as of and for the year ended December 31, 2006. Those consolidated financial statements were audited by other accountants, whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Portec Rail Products (UK) Ltd., is based solely on the report of the other accountants.
Our audits also included auditing the adjustments to convert the financial statements of Portec Rail Products (UK) Ltd. into accounting principles generally accepted in the United States of America for purposes of consolidation.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other accountants for 2006 provide a reasonable basis for our opinion.
In our opinion, based on our audits and the report of other accountants in 2006, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Portec Rail Products, Inc. as of December 31, 2006, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Portec Rail Products, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2007, expressed unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting.
BKD, llp
Evansville, Indiana
March 13, 2007

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Portec Rail Products (UK) Limited
Sheffield
United Kingdom
We have audited the consolidated balance sheet of Portec Rail Products (UK) Limited and Subsidiaries (the Company) as of December 31, 2006 and the related consolidated statements of income and cashflows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006 and the consolidated results of its operations and its cashflows for the year then ended in conformity with accounting principles generally accepted in the United Kingdom.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
Garbutt & Elliott Limited
Chartered Accountants and Registered Auditors
York
United Kingdom
March 13, 2007

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors,
Portec Rail Products (UK) Limited
Sheffield
United Kingdom
We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Portec Rail Products (UK) Limited maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Portec Rail Products (UK) Limited’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that:
(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Portec Rail Products (UK) Limited maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion Portec Rail Products (UK) Limited maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements for the year ended December 31, 2006 of Portec Rail Products (UK) Limited and our report dated March 13, 2007 expressed an unqualified opinion thereon.
Garbutt & Elliott Limited
Chartered Accountants and Registered Auditors
York
United Kingdom
March 13, 2007

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year covered by this annual report (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Management’s Report on Internal Control over Financial Reporting
     Our management’s report on Internal Control over Financial Reporting is set forth in Item 8 and incorporated herein by reference.
     Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by BKD, LLP and Garbutt & Elliott, Ltd. independent registered public accounting firms, as stated in their report as set forth in Item 8.
(c) Changes in Internal Controls over Financial Reporting
     No change in the Company’s internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information required by this Item is incorporated herein by reference is the information set forth under the caption “Election of Directors” in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006 (“2007 Proxy Statement”).
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this Item is incorporated herein by reference to the information set forth under the caption “Election of Directors” in the 2007 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this Item is incorporated herein by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners” and certain information regarding stock ownership under the caption “Election of Directors” in the 2007 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required by this Item is incorporated herein by reference to the information set forth under the caption “Election of Directors” in the 2007 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this Item is incorporated herein by reference to the information with respect to principal accountant fees and services set forth under the caption “Ratification of Appointment of Auditors” in the 2007 Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:
(a)(1) Financial Statements
•	Consolidated Balance Sheets, December 31, 2006 and 2005

•	Consolidated Statements of Income, Years Ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Shareholders’ Equity, Years Ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Cash Flows, Years Ended December 31, 2006, 2005 and 2004

•	Notes to Consolidated Financial Statements.

•	Report of Management on Internal Control over Financial Reporting

•	Reports of Independent Registered Public Accounting Firms
(a)(2) Financial Statement Schedules
No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.
(a)(3) Exhibits
3.1	Articles of Incorporation of Portec Rail Products, Inc., as amended*

3.2	Bylaws of Portec Rail Products, Inc.*

4	Form of Common Stock Certificate*

10	Portec Rail Products, Inc. 2006 Stock Option Plan

14	Code of Ethics**

21	Subsidiaries of the Registrant

23.1	Consent of BKD, LLP

23.2	Consent of Garbutt & Elliott, Ltd.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 under the Securities Act of 1933, filed with the SEC on November 6, 2003, as amended (Registration No. 333-110288).

**	Incorporated by reference to previously filed Form 10-K for the year ended December 31, 2003.
(b) The exhibits listed under (a)(3) above are filed herewith.
(c) Not applicable.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTEC RAIL PRODUCTS, INC.
Date: March 15, 2007	By:	/s/ Richard J. Jarosinski
Richard J. Jarosinski, President and
Chief Executive Officer (Duly Authorized Representative)

          Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Richard J. Jarosinski	By:	/s/ John N. Pesarsick

	Richard J. Jarosinski, President and Chief Executive Officer (Principal Executive Officer)		John N. Pesarsick, Chief Financial Officer (Principal Financial and Accounting Officer)

	Date: March 15, 2007		Date: March 15, 2007

By:	/s/ Marshall T. Reynolds	By:	/s/ Douglas V. Reynolds

	Marshall T. Reynolds, Chairman of the Board		Douglas V. Reynolds, Director

	Date: March 15, 2007		Date: March 15, 2007

By:	/s/ John S. Cooper	By:	/s/ Carl M. Callaway

	John S. Cooper, Vice Chairman of the Board		Carl M. Callaway, Director

	Date: March 15, 2007		Date: March 15, 2007

By:	/s/ Neal W. Scaggs	By:	/s/ Philip E. Cline

	Neal W. Scaggs, Director		Philip E. Cline, Director

	Date: March 15, 2007		Date: March 15, 2007

By:	/s/ Philip Todd Shell	By:	/s/ Daniel P. Harrington

	Philip Todd Shell, Director		Daniel P. Harrington, Director

	Date: March 15, 2007		Date: March 15, 2007

By:	/s/ Kirby J. Taylor	By:	/s/ A. Michael Perry

	Kirby J. Taylor, Director		A. Michael Perry, Director

	Date: March 15, 2007		Date: March 15, 2007

By:	/s/ Thomas W. Wright

Thomas W. Wright, Director

Date: March 15, 2007

EXHIBIT INDEX
3.1	Articles of Incorporation of Portec Rail Products, Inc.*

3.2	Bylaws of Portec Rail Products, Inc.*

4	Form of Common Stock Certificate*

10	Portec Rail Products, Inc. 2006 Stock Option Plan

14	Code of Ethics**

21	Subsidiaries of the Registrant

23.1	Consent of BKD, LLP

23.2	Consent of Garbutt & Elliott, Ltd.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 under the Securities Act of 1933, filed with the SEC on November 6, 2003 (Registration No. 333-110288).

**	Incorporated by reference to previously filed Form 10-K for the year ended December 31, 2003.