Form 10-Q
period 2007-03-31
PORTEC RAIL PRODUCTS INC
filed 2007-05-09
CIK 1263074

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of April 30, 2007, there were 9,601,779 shares issued and outstanding of the Registrant’s Common Stock.

PORTEC RAIL PRODUCTS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Portec Rail Products, Inc.
Condensed Consolidated Balance Sheets

	March 31	December 31
	2007	2006
	(Unaudited)	(Audited)
	(In Thousands)
Assets
Current assets
Cash and cash equivalents	$683	$1,822
Accounts receivable, net	19,710	16,862
Inventories, net	22,063	23,255
Prepaid expenses and other current assets	1,868	647
Long-lived assets held for sale	500	2,525
Deferred income taxes	582	682

Total current assets	$45,406	$45,793

Property, plant and equipment, net of accumulated depreciation of $11,989 and $10,687 at March 31, 2007 and December 31, 2006, respectively	10,523	10,403
Intangible assets, net of accumulated amortization of $1,924 and $1,618 at March 31, 2007 and December 31, 2006, respectively	30,632	30,744
Goodwill	14,269	14,176
Other assets	662	566

Total assets	$101,492	$101,682

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$6,127	$5,655
Accounts payable	9,752	7,701
Accrued income taxes	643	995
Customer deposits	1,675	2,046
Accrued compensation	702	1,826
Other accrued liabilities	3,404	2,212
Deferred purchase price – current portion	590	587

Total current liabilities	22,893	21,022

Long-term debt, less current maturities	11,101	13,737
Deferred income taxes	9,541	9,517
Accrued pension costs	3,357	3,336
Deferred purchase price, less current maturity	148	294
Other long-term liabilities	926	680

Total liabilities	47,966	48,586

Commitments and Contingencies	—	—

Shareholders’ equity:
Common stock, $1 par value, 50,000,000 shares authorized, 9,601,779 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	9,602	9,602
Additional paid-in capital	25,302	25,290
Retained earnings	19,963	19,647
Accumulated other comprehensive loss	(1,341)	(1,443)

Total shareholders’ equity	53,526	53,096

Total liabilities and shareholders’ equity	$101,492	101,682

See Notes to Condensed Consolidated Financial Statements

Portec Rail Products, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31
	2007	2006
	(Dollars in Thousands, Except Per Share
	Data)
Net sales	$27,484	$23,115
Cost of sales	19,438	16,276

Gross profit	8,046	6,839

Selling, general and administrative	5,663	5,034
Amortization expense	306	170

Operating income	2,077	1,635

Interest expense	317	209
Other income, net	(70)	(2)

Income before income taxes	1,830	1,428
Provision for income taxes	625	395

Net income	$1,205	$1,033

Earnings per share	$0.13	$0.11
Basic and diluted

Weighted average shares outstanding	9,601,779	9,601,779
Basic and diluted

Dividends per share	$0.06	$0.06
See Notes to Condensed Consolidated Financial Statements

Portec Rail Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31
	2007	2006
	(In Thousands)
Operating Activities
Net income	$1,205	$1,033
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	555	461
Amortization expense	306	170
Provision for doubtful accounts	27	27
Deferred income taxes	(66)	—
Pension expense (income)	18	6
Loss on disposal of assets	43	—
Stock based compensation expense	11	—
Changes in operating assets and liabilities:
Accounts receivable	(2,797)	(2,390)
Inventories	1,254	(1,501)
Prepaid expenses and other current assets	(1,472)	(1,134)
Accounts payable	2,175	1,280
Accrued income taxes	(343)	(485)
Accrued expenses	(510)	(1,135)

Net cash provided by (used in) operating activities	406	(3,668)

Investing Activities
Purchases of property, plant and equipment	(592)	(489)
Proceeds from the sale of assets	1,988	—
Contingent consideration – Business acquisition	(31)	—

Net cash provided by (used in) investing activities	1,365	(489)

Financing Activities
Net increase in revolving credit agreements	561	1,350
Proceeds from term loans	54	—
Principal payments on bank term loans	(2,594)	(549)
Principal payments on promissory notes	(280)	(280)
Principal payments on capital leases	(17)	(6)
Cash dividends paid to shareholders	(576)	(576)

Net cash used in financing activities	(2,852)	(61)

Effect of exchange rate changes on cash and cash equivalents	(58)	43

Decrease in cash and cash equivalents	(1,139)	(4,175)
Cash and cash equivalents at beginning of period	1,822	5,367

Cash and cash equivalents at end of period	$683	$1,192

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:
Interest	$370	$279

Income taxes	$1,019	$698

See Notes to Condensed Consolidated Financial Statements

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1: Organization
Portec Rail Products, Inc. (sometimes herein referred to as “we”, “our”, “us”, the “Company”, or “Portec Rail Products”) was incorporated in West Virginia in 1997. We manufacture, supply and distribute a broad range of rail products, including rail joints, rail anchors, rail spikes, railway friction management products and systems, railway wayside data collection and data management systems and freight car securement devices. We also manufacture material handling equipment through our United Kingdom operation. We serve both the domestic and international markets. Our manufacturing facilities are located in Huntington, West Virginia; St. Jean, Quebec, Canada; Vancouver, British Columbia, Canada; Leicester, England, United Kingdom and Sheffield, England, United Kingdom. We operate an engineering and assembly facility located in Dublin, Ohio, and have offices near Chicago, Illinois, and Montreal, Quebec, Canada. Our corporate headquarters is located near Pittsburgh, Pennsylvania.
Note 2: Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Portec Rail Products, Inc.; Salient Systems, Inc. (Salient Systems), our wholly-owned United States subsidiary; Portec Rail Nova Scotia Company, our wholly-owned Canadian subsidiary; and Portec Rail Products (UK) Ltd., our wholly-owned United Kingdom subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, we believe that the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the 2006 Annual Report on Form 10-K. The balance sheet information as of December 31, 2006 was derived from our audited balance sheet included in our 2006 Annual Report on Form 10-K. Unless otherwise indicated, all dollar amounts are in U.S. dollars. Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on net earnings.
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
In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, we accounted for the acquisition using the purchase method of accounting. Accordingly, the assets and liabilities of Vulcan were adjusted to fair value as of the acquisition date. In addition, all identifiable intangible assets were recorded at fair value and included as part of net assets acquired. The fair value of intangible assets has been determined by an independent valuation expert. The acquired assets include $3,453,000 of intangible assets other than goodwill.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

Note 4: Acquisition of Coronet Rail, Ltd.
On April 12, 2006, Portec Rail Products (UK) Ltd., our wholly-owned subsidiary, acquired 100% of the outstanding common stock of Coronet Rail, Ltd. (Coronet Rail), effective as of April 8, 2006, for a total purchase price of $5,762,000 (£3,310,000 pounds sterling), including direct acquisition costs of $179,000 (£103,000 pounds sterling). Of the total purchase price of $5,762,000, $4,178,000 (£2,400,000 pounds sterling) was paid at closing and was financed by a United Kingdom financial institution in the form of: 1) a $2,611,000 (£1,500,000 pounds sterling) five-year term loan and 2) a $1,567,000 (£900,000 pounds sterling) fifteen-year term loan. Portec Rail Products (UK) Ltd. is the sole guarantor of the term loans with substantially all of our United Kingdom assets pledged as collateral. In addition to the $4,178,000 (£2,400,000 pounds sterling) paid at closing, a deferred purchase price of $1,044,000 (£600,000 pounds sterling) without interest is to be paid to the former shareholders of Coronet Rail over the subsequent 24-month period in equal, quarterly installments. Under the terms of the share purchase agreement executed in conjunction with the purchase of Coronet Rail, a working capital adjustment of $361,000 (£207,000 pounds sterling) was paid to the former shareholders of Coronet Rail in June 2006. Coronet Rail is a major supplier of insulated rail joints and track fasteners to the United Kingdom railways, and is operated under our United Kingdom business segment. Accordingly, all assets and liabilities are included in the United Kingdom segment, and the results of operations for Coronet Rail have been included in the United Kingdom segment and consolidated financial statements since the effective date of the acquisition. In March 2007, we sold our Wrexham, Wales, United Kingdom property for £1,025,000 pounds sterling (approximately $2.0MM U.S.) and used the majority of the proceeds to repay in full the fifteen-year term loan in the original amount of £900,000 pounds sterling (See Note 12 for further details).
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

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

PRO FORMA FINANCIAL INFORMATION – CORONET RAIL, LTD. ACQUISITION
The following table presents the unaudited pro forma financial information of the Company including Coronet Rail for the three months ended March 31, 2007 and 2006, as if the acquisition had occurred on the first day of each period presented, after giving effect to certain purchase accounting adjustments. The pro forma adjustments include the recording of a consulting agreement, the recording of increased director salaries, the recording of interest expense for the debt incurred to finance the acquisition, the recording of amortization expense for acquired intangibles, and the elimination of intercompany management fees. The pro forma information is presented for information purposes only and is not necessarily indicative of results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended
	2007	2006
	Actual	Pro forma
	(Dollars in Thousands, Except Share
	and Per Share Data)
Net sales	$27,484	$25,158
Net income	1,205	1,273
Net income per share — basic	$0.13	$0.13

Shares used for basic computation	9,601,779	9,601,779
Note 5: Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for all inventories. Inventory costs include material, labor and manufacturing overhead.
The major components of inventories are as follows:

	March 31	December 31
	2007	2006
	(In Thousands)
Raw materials	$11,285	$11,109
Work in process	639	700
Finished goods	10,502	11,751

	22,426	23,560
Less reserve for slow-moving and obsolete inventory	363	305

Net inventory	$22,063	$23,255

Note 6: Long-Term Debt
Long-term debt consists of the following:

	March 31	December 31
	2007	2006
	(In Thousands)
National City Bank Credit Facility: (a)
Term loan – Kelsan acquisition	$8,897	$9,350
Term loan – Vulcan asset acquisition	2,750	2,950
Revolving credit facility – United States	1,975	850
Revolving credit facility – Canada	259	1,029

United Kingdom loans: (b)
Term loans – Coronet Rail acquisition	2,481	4,307
Working capital facility – invoice discounting	211	—
Working capital facility – overdraft	—	—
Term loans – vehicles	45	—

Promissory notes — Salient Systems acquisition (c)	560	840
Revolving credit facility – Boone County Bank, Inc. (d)	—	—
Capitalized lease obligations	50	66

	17,228	19,392
Less current maturities	6,127	5,655

	$11,101	$13,737

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(a) National City Bank Credit Facility
Our credit facility with National City Bank is a term loan and revolving credit facility that provided the financing for the Kelsan acquisition in November 2004 and the Vulcan asset acquisition in October 2006, and also supports the working capital requirements of our United States and Canadian business units. The components of this facility are as follows: 1) a $7.0 million United States revolving credit facility; 2) a $4.3 million ($5.0 million CDN) revolving credit facility for our Canadian operations; 3) an outstanding term loan in the original amount of $14.9 million ($17.6 million CDN) provided for the Kelsan acquisition in November 2004; and 4) an outstanding term loan in the original amount of $3.0 million provided in November 2006 for the Vulcan Chain product line acquisition. As of March 31, 2007, we had the ability to borrow an additional $7.7 million under the U.S. and Canadian revolving credit facilities.
This agreement contains certain financial covenants that require us to maintain a current ratio, cash flow coverage and leverage ratios, and to maintain minimum amounts of tangible net worth. This credit facility further limits capital expenditures, sales of assets, and additional indebtedness. At March 31, 2007, we were in compliance with all of these financial covenants.
Term Loan – Kelsan Acquisition:
To finance the acquisition of Kelsan on November 30, 2004 we borrowed $14.9 million ($17.6 million CDN) from National City Bank (Canada) through Portec Rail Nova Scotia Company, a wholly-owned subsidiary of Portec Rail Products, Inc. Portec Rail Nova Scotia Company is the borrower of the funds under the credit agreement, and Portec Rail Products, Inc. is the sole guarantor of the term loan with substantially all of our United States assets pledged as collateral. Under this seven-year term loan, our monthly principal payments are approximately $182,000 ($210,050 CDN). We have the option to direct outstanding borrowings under a Canadian prime lending rate option, a Canadian Banker’s Acceptance Equivalent Note (“BA Note”) option, or utilize a combination of both of these options at our discretion. Interest rates under these options are the prevailing Canadian prime rate plus an applicable margin of 0.75% to 1.75% (prime rate option), or the BA Note interest rate plus an applicable margin of 1.75% to 2.75% (BA Note option). As of March 31, 2007, we had outstanding borrowings of $8.9 million ($10.3 million CDN) that were priced under the BA Note rate option at 6.09%. This term loan is scheduled to mature on November 30, 2011.
Term Loan – Vulcan Asset Acquisition:
On November 7, 2006, we borrowed $3.0 million from National City Bank to finance the Vulcan product line acquisition. Portec Rail Products, Inc. is the sole guarantor of the term loan with substantially all of our United States assets pledged as collateral. Under this five-year term loan, our monthly principal payments are $50,000. The outstanding principal balance accrues interest based upon the 30-day LIBOR rate plus 1.5%. As of March 31, 2007, we had outstanding borrowings of $2.8 million, which accrued interest at 6.82%. This term loan is scheduled to mature on October 31, 2011.
Revolving Credit Facility – United States:
Our U.S. revolving credit facility permits borrowings up to $7.0 million to support the working capital requirements of our United States operations. Included in the $7.0 million is a sub-limit of $1.6 million for standby and commercial letters-of-credit. Outstanding borrowings under this facility can be priced at a prime-based rate or a LIBOR-based rate. As of March 31, 2007, outstanding borrowings under this facility were approximately $2.0 million and accrued interest at 6.82%. As of March 31, 2007, two commercial letters-of-credit were outstanding in the amount of $1.4 million. This credit facility expires on September 30, 2007.
Revolving Credit Facility – Canada:
The working capital requirements for our Canadian operations are supported by a $4.3 million ($5.0 million CDN) revolving credit facility. The interest rate is the Canadian prime rate plus 1.0%. Borrowings on this facility accrued interest at 7.0% at March 31, 2007. Outstanding borrowings under this facility were $259,000 ($300,000 CDN) as of March 31, 2007. This facility is scheduled to expire on December 31, 2008.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(b) United Kingdom Loans
Term Loans — Coronet Rail Acquisition:
To finance the acquisition of Coronet Rail on April 12, 2006, our United Kingdom subsidiary borrowed $4.2 million (£2.4 million pounds sterling) from a United Kingdom financial institution in the form of: 1) a $2.6 million (£1.5 million pounds sterling) five-year term loan at an interest rate equal to the financial institution’s base rate plus 1.75% and 2) a $1.6 million (£900,000 pounds sterling) fifteen-year term loan at an interest rate equal to the financial institution’s base rate plus 1.25%. Portec Rail Products (UK) Ltd. is the guarantor of the term loans with substantially all of our United Kingdom assets pledged as collateral. Monthly principal payments are approximately $41,000 (£21,000 pounds sterling) for the five-year term loan and $6,000 (£3,000 pounds sterling) for the fifteen-year term loan. On March 30, 2007 the $1.8 million (£900,000 pounds sterling) fifteen-year term loan was repaid in full with proceeds from the sale of the Wrexham, Wales property (See Note 12 for additional information). As of March 31, 2007, the outstanding principal balance of the remaining term loan was approximately $2.5 million (£1.3 million pounds sterling). As of March 31, 2007, the interest rate on the loan outstanding was 6.5%. The term loan in the original amount of $2.6 million is scheduled to mature on April 12, 2011. This agreement contains certain financial covenants that require us to maintain senior interest and cash flow coverage ratios. We were in compliance with these financial covenants as of March 31, 2007.
Working Capital Facility – Invoice Discounting:
In conjunction with the acquisition of Coronet Rail on April 12, 2006, we entered into an accounts receivable factoring facility (“invoice discounting”) with a United Kingdom financial institution that permits Coronet Rail to borrow up to 85% of its eligible accounts receivable, to a maximum of $1.5 million (£750,000 pounds sterling) for its working capital requirements. The interest rate on this working capital facility is the financial institution’s base rate plus 2.0%. At March 31, 2007, the interest rate on this facility was 6.75%. As of March 31, 2007, the outstanding borrowing under this facility was $211,000 (£107,000 pounds sterling). This facility is scheduled to expire on April 24, 2008.
Working Capital Facility – Overdraft
The working capital facility for Portec Rail Products (UK) Ltd. includes an overdraft availability of $1.4 million (£700,000 pounds sterling); $344,000 (£175,000 pounds sterling) for the issuance of performance bonds, and $79,000 (£40,000 pounds sterling) for the negotiation of foreign checks. This credit facility supports the working capital requirements of Portec Rail Products (UK) Ltd. and is collateralized by substantially all of the assets of Portec Rail Products (UK) Ltd. and its wholly-owned subsidiaries, including Coronet Rail, Ltd. The interest rate on this overdraft facility is the financial institution’s base rate plus 1.5%. For any borrowings in excess of $1.5 million (£750,000 pounds sterling) that the financial institution approves, the interest rate is the financial institution’s base rate plus 3.5%. There were no outstanding borrowings as of March 31, 2007; however, our availability under this credit facility was reduced due to outstanding performance bonds in the amount of $306,000 (£156,000 pounds sterling) as of March 31, 2007. This facility is scheduled to expire on April 24, 2008.
(c) Salient Systems Promissory Notes
In connection with the acquisition of Salient Systems on September 30, 2004, we executed two promissory notes. One promissory note was executed with Harold Harrison, the founder and former President and Chief Executive Officer of Salient Systems. This promissory note, in the aggregate principal amount of $1,064,000 is due to Mr. Harrison in four equal, annual installments of $266,000 beginning January 3, 2006 and ending January 3, 2009. A second promissory note was executed with Falls River Group, LLC, which acted as a financial advisor to Salient Systems. This promissory note, in the aggregate principal amount of $56,000 is due to Falls River Group, LLC in four equal, annual installments of $14,000 beginning January 3, 2006 and ending January 3, 2009. Principal payments of $266,000 and $14,000, and accrued interest of $67,000, were made to the note holders in January 2007. The unpaid principal balance of the promissory notes accrues interest at the prime rate as published in the Wall Street Journal. All accrued and unpaid interest is payable annually beginning January 3, 2006. The

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
outstanding balance on the promissory notes accrued interest at 8.25% as of March 31, 2007. As of March 31, 2007 we had accrued interest of $11,000 related to these promissory notes.
(d) Revolving Credit Facility – Boone County Bank, Inc.
We have a $2.0 million line of credit with Boone County Bank, Inc. to fund capital expenditures for our United States business segments. Any advances on this line are made to term notes and the line availability is reduced by that amount. As of March 31, 2007, we had no outstanding borrowings under this facility. This facility has a current maturity date of July 15, 2007.
Note 7: Retirement Plans
The components of net periodic pension cost (benefit) of our United States defined benefit pension plan are as follows for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31
	2007	2006
	(In Thousands)
Interest cost	$134	$133
Expected return on plan assets	(157)	(162)
Amortization of unrecognized loss	32	27

Pension cost (benefit)	$9	$(2)

No contributions were made to this pension plan during 2006 and we do not anticipate making any contributions to this pension plan during 2007.
The components of net periodic pension cost (benefit) of our United Kingdom defined benefit pension plans (the Portec Rail Plan and Conveyors Plan) are as follows for the three months ended March 31, 2007 and 2006:

	Portec Rail	Conveyors	Portec Rail	Conveyors
	Plan	Plan	Plan	Plan
	2007	2007	2006	2006
	(In Thousands)
Interest cost	$79	$18	$69	$15
Expected return on plan assets	(86)	(18)	(75)	(16)
Amortization of transition amount	(15)	(3)	(13)	(2)
Amortization of unrecognized loss	33	1	29	1

Pension cost (benefit)	$11	$(2)	$10	$(2)

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. Accordingly, we expect to contribute $143,000 (£73,000 pounds sterling) and $37,000 (£19,000 pounds sterling) to the Portec Rail plan and to the Conveyors plan, respectively, during 2007. Our contributions to the Portec Rail Plan totaled $6,000 (£3,000 pounds sterling) for each of the three month periods ended March 31, 2007 and March 31, 2006. No contributions were made to the Conveyors Plan for the three months ended March 31, 2007, or March 31, 2006.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 8: Comprehensive Income
Comprehensive income for the three months ended March 31, 2007 and 2006 is as follows:

	Three Months Ended
	March 31
	2007	2006
	(In Thousands)
Net income	$1,205	$1,033
Minimum pension liability adjustment, net of tax	(9)	(12)
Foreign currency translation adjustments, net of tax	112	14

Comprehensive income	$1,308	$1,035

Note 9: Earnings Per Share
Basic earnings per share (EPS) is computed as net income available to common shareholders divided by the weighted average common shares outstanding. Diluted earnings per share considers the potential dilution that occurs related to issuance of common stock under stock option plans. We calculated the dilutive effect of our stock options in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128), and determined that our stock options have an anti-dilutive effect on earnings per share, as the incremental shares related to the stock options would reduce our average shares outstanding by 15,566 shares. As such, the anti-dilutive shares are not included in the calculation of diluted earnings per share.
On June 8, 2006, our shareholders approved the Portec Rail Products, Inc. 2006 Stock Option Plan (the Option Plan). The Option Plan authorizes the issuance of up to 150,000 shares of common stock of Portec Rail Products, Inc. pursuant to grants of incentive and non-statutory stock options and will remain in effect for a period of ten years. We adopted Statement of Financial Accounting Standards No. 123(R), Shared-Based Payments (SFAS123(R)), effective January 1, 2006. Stock options granted are accounted for in accordance with SFAS 123 (R). On January 16, 2007, the Company granted 79,250 stock options to employees under the Option Plan.
Note 10: Commitments and Contingencies
Contractual Obligations
The following is a summary of our contractual obligations as of March 31, 2007, on a calendar year basis:

					More
		Less	1 – 3	3 – 5	than 5
Contractual Obligations	Total	than 1 year	Years	years	years
	(In Thousands)
Long term debt	$14,688	$2,491	$7,304	$4,893	$—
Purchase obligations	5,611	5,611	—	—	—
Operating leases	5,408	969	1,698	1,116	1,625
Working capital facilities	2,445	2,445	—	—	—
Future interest payments (1)	1,975	618	1,126	231	—
Deferred purchase price (2)	738	443	295	—	—
Pension contributions (3)	175	175	—	—	—
Capital leases	95	61	33	1	—

Total contractual obligations (4)	$31,135	$12,813	$10,456	$6,241	$1,625

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)	Represents future interest payments on long-term debt obligations as of March 31, 2007. Assumes that the interest rates on our long-term debt agreements at March 31, 2007 (See Note 6, Long-Term Debt. ) will continue for the life of the agreements.

(2)	Represents the deferred purchase price obligation related to the purchase of Coronet Rail in April 2006.

(3)	Pension plan contributions that may be required more than one year from March 31, 2007 will be dependent upon the performance of plan assets.

(4)	During the first quarter 2007, we recognized a liability of $313,000 for uncertain tax positions in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48). See Note14, Change in Accounting Principle. This amount is included within other long-term liabilities on the March 31, 2007 consolidated balance sheet. However, because of the high degree of uncertainty regarding the timing of future cash outflows associated with this FIN 48 liability, we cannot reasonably estimate the periods of related future payments, and as such, we have excluded our FIN 48 liability from the contractual obligations table.
Litigation
We are involved from time to time in lawsuits that arise in the normal course of business. We actively and vigorously defend all lawsuits. In 1999, we were named with numerous other defendants in an environmental lawsuit. The plaintiff seeks to recover costs, which it had incurred, and may continue to incur, to investigate and remediate its former property as required by the New York State Department of Environmental Conservation (NYSDEC). We have not been named as a liable party by the New York State Department of Environmental Conservation (NYSDEC) and believe we have no liability to the plaintiff. We filed a motion for summary judgment seeking a ruling to have us dismissed from the case by the United States District Court for the Northern District of New York. In March 2004, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit, appealing, in part, the District Court’s decision to dismiss all claims against us. In April 2005, the plaintiff’s appeal was dismissed by the Second Circuit Court without prejudice, and the matter was remanded to the United States District Court for the Northern District of New York for consideration in light of a recent United States Supreme Court decision. As a result, in June 2006, the District Court dismissed all claims brought by the plaintiff pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA or SuperFund). On July 24, 2006, the plaintiff filed a notice of appeal to the Second Circuit. Ongoing litigation may be protracted, and we may incur additional ongoing legal expenses, which are not estimable at this time.
Note 11: Segment Information
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

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended
	March 31
	2007	2006
	(In Thousands)
External Sales
RMP	$11,114	$10,244
SSD	2,148	1,124
Canada	7,346	5,797
United Kingdom	6,876	5,950

Total	$27,484	$23,115

Intersegment Sales
RMP	$491	$554
SSD	(3)	—
Canada	1,791	1,676
United Kingdom	—	2

Total	$2,279	$2,232

Total Sales
RMP	$11,605	$10,798
SSD	2,145	1,124
Canada	9,137	7,473
United Kingdom	6,876	5,952

Total	$29,763	$25,347

Operating Income (Loss)
RMP	$1,024	$935
SSD	294	108
Canada	1,116	461
United Kingdom	698	864
Corporate shared services	(1,055)	(733)

Total	2,077	1,635

Interest Expense	317	209

Other Income, net	(70)	(2)

Income Before Income Taxes	$1,830	$1,428

Depreciation Expense
RMP	$201	$190
SSD	27	5
Canada	175	135
United Kingdom	126	111
Corporate shared services	26	20

Total	$555	$461

Amortization Expense
RMP	$1	$—
SSD	53	—
Canada	174	170
United Kingdom	78	—

Total	$306	$170

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended
	March 31
	2007	2006
	(In Thousands)
Capital Expenditures
RMP	$66	$192
SSD	333	—
Canada	68	243
United Kingdom	111	34
Corporate shared services	14	20

Total	$592	$489

	March 31	December 31
	2007	2006
	(In Thousands)
Total Assets
RMP	$39,990	$40,903
SSD	8,271	7,571
Canada	30,961	30,022
United Kingdom	21,553	22,478
Corporate shared services	717	708

Total	$101,492	$101,682

Note 12: Restructuring Costs
United Kingdom
On July 18, 2006, Portec Rail Products (UK) Ltd. announced a reorganization plan to consolidate our rail and material handling operations in the United Kingdom. In conjunction with this plan, our Wrexham, Wales and Stone, England facilities were closed in December 2006. Prior to the closure of these facilities, we transferred our rail operations at Wrexham and Stone to our Sheffield, England facility, and we transferred our material handling operations at Wrexham to our Leicester, England facility. In connection with the transfer of the rail operations to Sheffield and the material handling operations to Leicester, all employees at the Wrexham and Stone facilities were offered employment on similar terms and conditions at the Sheffield and Leicester facilities. Employees who chose not to relocate were entitled to receive employee termination benefits if they remained with the Company until their respective work locations were closed. The reorganization plan was completed during the first quarter 2007.
As part of the reorganization plan, we incurred costs associated with exit and disposal activities, which we have recognized in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). All restructuring expenses are included within selling, general and administrative expenses on the consolidated income statement. For the three months ended March 31, 2007, we incurred $14,000 (£7,000 pounds sterling) of expense related to employee termination benefits. During the same period, we did not incur any expense related to contract termination costs or other expenses associated with the reorganization. We do not expect to incur any additional expense related to employee termination benefits, contract termination costs, or other associated costs.
In conjunction with the closing of the Wrexham facility, the property (which includes land, building, and certain building improvements) was sold on March 29, 2007. The selling price for the property was approximately $2.0 million (£1,025,000 pounds sterling), which approximated its net book value. The majority of the proceeds of the sale were used to repay an outstanding mortgage loan on the property on March 30, 2007.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the United Kingdom’s restructuring activities for the twelve months ended December 31, 2006 and for the three months ended March 31, 2007:

		Employee	Lease	Other
		Termination	Termination	Associated
	Total	Benefits	Costs	Costs

Beginning balance, January 1, 2006	$—	$—	$—	$—

Costs incurred	206	182	—	24
Cash payments	(155)	(131)	—	(24)
Adjustments	(11)	(11)	—	—

Ending balance, December 31, 2006	$40	$40	$—	$—

Costs incurred	14	14	—	—
Cash payments	(54)	(54)	—	—
Adjustments	—	—	—	—

Ending balance, March 31, 2007	$—	$—	$—	$—

Kelsan
On November 16, 2006, we restructured the Kelsan organization, which resulted in employee headcount reductions. Affected employees were entitled to receive employee termination benefits as long as they remained with Kelsan until their termination dates. As of December 31, 2006, all affected employees had been terminated. Additionally, all expenses related to the restructuring plan were incurred during 2006 and recognized in accordance with SFAS 146. As the restructuring plan was substantially completed as of December 31, 2006, we did not incur any additional expense related to employee termination costs during the three months ended March 31, 2007. The remaining termination benefits were paid during the first quarter of 2007.
The following table summarizes Kelsan’s restructuring activities for the twelve months ended December 31, 2006 and the three months ended March 31, 2007:

		Employee	Lease	Other
		Termination	Termination	Associated
	Total	Benefits	Costs	Costs

Beginning balance, January 1, 2006	$—	$—	$—	$—

Costs incurred	105	105	—	—
Cash payments	(54)	(54)	—	—
Adjustments	—	—	—	—

Ending balance, December 31, 2006	$51	$51	$—	$—

Costs incurred	—	—	—	—
Cash payments	(51)	(51)	—	—
Adjustments	—	—	—	—

Ending balance, March 31, 2007	$—	$—	$—	$—

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 13: Impairment of Long-Lived Assets
During the third quarter 2006, in accordance with SFAS 144, we recognized a pre-tax impairment loss of $100,000 on our Troy, New York property to reflect its current market value, as we have reached an agreement in principle with the City of Troy to sell the property. We have classified these non-operating assets as long-lived assets held for sale on our consolidated balance sheet. As of March 31, 2007, the net book value for these assets is $500,000, which approximates its market value.
Note 14: Change in Accounting Principle
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which became effective for the Company on January 1, 2007. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The adoption of FIN 48 has resulted in a transition adjustment reducing beginning retained earnings by $313,000; $195,000 in taxes and $118,000 in interest and penalties. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.
Note 15: Recent Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement 115 that provides companies with an option to report certain financial assets and liabilities in their entirety at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The fair value option may be applied instrument by instrument, and may be applied only to entire instruments. A business entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company is evaluating its options provided for under this statement and their potential impact on its financial statements when implemented. This statement is being reviewed in conjunction with the requirements of SFAS No. 157 discussed below.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. The expanded disclosures in this statement about the use of fair value to measure assets and liabilities should provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will implement SFAS No. 157 beginning January 1, 2008 and anticipates that the statement will not materially impact the consolidated financial statements, but will require the Company to provide expanded disclosure on its fair value measurements.
Note 16: Stock Options
On January 16, 2007, the Company granted 79,250 stock options to certain employees with an exercise price of $9.65 per stock option, which is equal to the closing stock price on the date of grant. The stock options will vest ratably over a 5-year vesting period and will expire on January 16, 2017. These options were granted under the Portec Rail Products, Inc. 2006 Stock Option Plan (the Option Plan), which authorizes the issuance of up to 150,000 shares of common stock of Portec Rail Products, Inc. pursuant to grants of incentive and non-statutory stock options and will remain in effect for a period of ten years. We adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payments (SFAS 123(R)), effective January 1, 2006; however, we did not incur any compensation expense during 2006. For the three months ended March 31, 2007, we recognized compensation expense of approximately $11,000 in accordance with SFAS 123(R). We expect to

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
recognize additional compensation expense of approximately $258,000 over the remaining vesting period of the stock options. No stock option grants were forfeited during the first quarter 2007.
To calculate our fair value price of $3.61 per stock option, we utilized a Black-Scholes Model. The following inputs were used in our Black-Scholes Model calculation:

	Exercise Price
Stock Price on	per Stock	Annual		Expected	Expected Term
Grant Date	Option	Dividend Yield	Risk-free Rate	Volatility	(in years)

$9.65	$9.65	2.50%	4.73%	39.40%	6.5

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
     In October 2006, we acquired the railroad product line assets of Vulcan Chain Corporation (Vulcan), a Detroit, Michigan manufacturer of freight securement products for the railroad industry. The acquired assets include certain patent interests, equipment, and other intangible assets. Vulcan is operated under our SSD business segment. See Notes to Condensed Consolidated Financial Statements – Acquisition of Vulcan Chain Corporation Assets, Note 3, page 6.
     In April 2006, we acquired 100% of the outstanding common stock of Coronet Rail, Ltd. (Coronet Rail), a United Kingdom-based manufacturer of railway track component products. Coronet Rail is a major supplier of insulated rail joints and track fasteners to the United Kingdom railways and international customers, and is located in Sheffield, England, United Kingdom. Coronet Rail is operated under the United Kingdom business segment. Since the acquisition date, the results of operations and assets and liabilities of Coronet Rail have been included in the United Kingdom segment and the consolidated financial statements. See Notes to Condensed Consolidated Financial Statements — Acquisition of Coronet Rail, Ltd., Note 4, page 7.
Results of Operations
Three Months Ended March 31, 2007 compared to Three Months Ended March 31, 2006
     Net Sales. Net sales increased to $27.5 million for the three months ended March 31, 2007, an increase of $4.4 million or 19.0%, from $23.1 million for the comparable period in 2006. Net sales increased across all business segments, including $1.5 million at our Canadian operations, $1.0 million at SSD, $926,000 at our United Kingdom operations and $870,000 at RMP. Of the $1.5 million increase in net sales at our Canadian operations, $1.7 million is due to increased sales across all major products lines in Montreal and Kelsan friction management products, partially offset by a foreign currency translation of $124,000 that negatively impacted net sales. Net sales at SSD increased $1.0 million primarily due to new sales of $843,000 contributed by the Vulcan asset acquisition. In addition, sales increased $181,000 due to increased demand for automotive products and strap securement systems, partially offset by lower sales of chain securement systems. Net sales at our United Kingdom operation increased $926,000 in the current period primarily due to the acquisition of Coronet Rail in April 2006, which added $1.5 million of sales during the first quarter 2007, along with a foreign currency translation that positively impacted net sales by $568,000. Partially offsetting these increases are lower sales of friction management and material handling products of $1.2 million, primarily due to a large customer order for friction management products received in 2006. Net sales at RMP increased $870,000 in the current period, primarily due to an increase in sales of our track component products, partially offset by lower sales of $117,000 at Salient Systems.
     Gross Profit. Gross profit increased to $8.0 million for the three months ended March 31, 2007, an increase of $1.2 million or 17.6%, from $6.8 million for the comparable period in 2006. Gross profit increased across all business segments, including $636,000 at our Canadian operations, $293,000 at SSD, $160,000 at our United Kingdom operations and $119,000 at RMP. The increase in gross profit of $636,000 at our Canadian operations is primarily attributable to an increase in sales volume of Kelsan friction management products and higher gross profit on friction management products in Montreal. Increased gross profit of $293,000 at SSD includes $245,000 of gross profit in the current period contributed by the Vulcan asset acquisition. Gross profit at our United Kingdom operations increased $160,000 primarily due to the acquisition of Coronet Rail in April 2006 which contributed $411,000 and a favorable foreign currency translation adjustment of $191,000, offset by a decrease of $442,000 due to lower sales of friction management products. Increased gross profit of $119,000 at RMP is primarily due to higher sales volume of our track component products.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $5.7 million for the three months ended March 31, 2007, an increase of $629,000 or 12.6%, from $5.0 million for the comparable period in 2006. The increase is primarily due to increased expenses of $323,000 in corporate shared services, and $261,000 at our United Kingdom operations. The increase in selling, general, and administrative expenses in corporate shared services is primarily due to increased professional fees related to Sarbanes-Oxley compliance efforts and higher legal fees. Selling, general and administrative expenses at our United Kingdom operations increased $261,000 primarily due to $214,000 of expenses for Coronet Rail, which was acquired in April 2006.
     Amortization Expense. Amortization expense increased to $306,000 for the three months ended March 31, 2007, an increase of $136,000 or 80.0%, from $170,000 for the comparable period in 2006. This increase is primarily due to amortization expense on intangible assets purchased and deferred financing fees incurred as a result of the Coronet Rail acquisition in April 2006 and the Vulcan asset acquisition in October 2006.
     Interest Expense. Interest expense increased to $317,000 for the three months ended March 31, 2007, an increase of $108,000 or 51.7%, from $209,000 for the comparable period in 2006. The increase is primarily due to $4.2 million in term loans from a United Kingdom financial institution obtained in April 2006, the proceeds of which were used to finance the acquisition of Coronet Rail, which added $68,000 of interest expense during the current period. In addition, interest expense incurred to finance the Vulcan asset acquisition in October 2006 totaled $54,000 during the current period. On March 30, 2007, we used the majority of the proceeds from the sale of the Wrexham facility to repay the $1.6 million (£900,000 pounds sterling) term loan, which was obtained to finance the acquisition of Coronet Rail in April 2006. Total long-term debt increased to $17.2 million at March 31, 2007 from $14.7 million at March 31, 2006.
     Provision for Income Taxes. Provision for income taxes increased to $625,000 for the three months ended March 31, 2007, from $395,000 for the comparable period in 2006, reflecting an increase in income before taxes to $1.8 million for the three months ended March 31, 2007 from $1.4 million in 2006. The effective income tax rate on reported taxable income was 34.2% and 27.6% for the three months ended March 31, 2007 and 2006, respectively. Income tax expense during the current period is higher by approximately $128,000 due to the income tax on the gain recorded in the United Kingdom on the sale of the Wrexham facility, which impacted our consolidated effective tax rate during the current period by 7.0%. In conjunction with the recording of this transaction, the gain reported in the United Kingdom was effectively eliminated in the U.S. by the write-off of the remaining step-up basis, which originated as a result of the purchase of the Company in 1997.
     Net Income. Net income increased to $1.2 million for the three months ended March 31, 2007, an increase of $172,000 or 17.2%, from $1.0 million for the comparable period in 2006. Our basic and diluted net income increased to $0.13 per share for the three months ended March 31, 2007, from $0.11 per share for the comparable period in 2006, on average basic and diluted shares outstanding of 9,601,779 for both periods.
Business Segment Review
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

	Three Months Ended
	March 31
	2007	2006
	(In Thousands)
External sales	$11,114	$10,244
Intersegment sales	491	554
Operating income	1,024	935

Sales by product line (1)
Track component products	$7,356	$6,046
Friction management products and services	3,351	3,796
Wayside data collection and data management systems	577	703
Other products and services	321	253

Total product and service sales	$11,605	$10,798

(1)	Includes intersegment sales.
     For the three months ended March 31, 2007, external sales for RMP increased by $870,000 or 8.5%, to $11.1 million from $10.2 million during the comparable period in 2006. The increase in external sales is primarily due to increased demand for our track component products, partially offset by lower sales of friction management products and services, along with lower sales at Salient Systems. Operating income for the three months ended March 31, 2007 increased to $1.0 million from $935,000 during the comparable period in 2006, an increase of $89,000 or 9.5%. This increase is primarily attributable to increased gross profit of $119,000 due to higher sales volume of track component parts.
     Shipping Systems Division – “SSD”. SSD engineers and sells load securement systems and related products to the railroad freight car market. These systems are used to secure a wide variety of products and lading onto freight cars. On October 10, 2006, we acquired the railroad product line assets of Vulcan, a Detroit, Michigan manufacturer of freight securement products for the railroad industry. Vulcan’s railroad product line is a major supplier of new and reconditioned tie-down systems for the shipment of new automobiles and vans by the rail industry. Most of the assembly work for SSD is performed at RMP’s Huntington, West Virginia manufacturing plant, although some manufacturing is subcontracted to independent third parties.

	Three Months Ended
	March 31
	2007	2006
	(In Thousands)
External sales (1)	$2,148	$1,124
Intersegment sales	(3)	—
Operating income (1)	294	108

Sales by product line (2)
Chain securement systems (3), (4)	$740	$782
Automotive products (3), (5)	929	136
Strap securement systems	246	139
All other load securement systems (3)	230	67

Total product and service sales	$2,145	$1,124

(1)	Includes Vulcan-acquired product sales of $843,000 and operating income of $132,000 for the three months ended March 31, 2007. The three months ended March 31, 2006 do not include historical sales and operating income of Vulcan.

(2)	Includes intersegment sales.

(3)	Includes Vulcan-acquired product sales of $177,000, $469,000, and $197,000 within chain securement systems, automotive products, and all other securement systems, respectively, for the three months ended March 31, 2007.

(4)	Includes heavy duty load securement systems, previously shown separately.

(5)	Includes auto rack load securement systems, previously shown separately.
     For the three months ended March 31, 2007, external sales for SSD increased by $1.0 million or 91.1%, to $2.1 million from $1.1 million during the comparable period in 2006. The increase in external sales is primarily due to $843,000 of new sales contributed by the Vulcan asset acquisition, which was completed in October 2006. Additionally, sales of strap securement systems and other products increased $181,000 in the current period. Operating income for the three months ended March 31, 2007 increased to $294,000 from $108,000 in the comparable period in 2006, an increase of $186,000 or 172.2%. The increase in operating income is primarily due to additional operating income contributed by the Vulcan product line acquisition.
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

	Three Months Ended
	March 31
	2007	2006
	(In Thousands)
External sales	$7,346	$5,797
Intersegment sales	1,791	1,676
Operating income	1,116	461
Average translation rate of Canadian dollar to United States dollar	0.8569	0.8714

Sales by product line(1)
Rail anchors and spikes	$5,489	$4,502
Friction management products and services	3,424	2,813
Other products and services	224	158

Total product and service sales	$9,137	$7,473

(1)	Includes intersegment sales.
     For the three months ended March 31, 2007, external sales for Canada increased by $1.5 million or 26.7%, to $7.3 million from $5.8 million during the comparable period in 2006. The increase in external sales is primarily attributable to increased sales of $1.7 million across all major product lines at Montreal and Kelsan friction management products, partially offset by a foreign currency translation of $124,000 that negatively impacted sales in the current period. Operating income for the three months ended March 31, 2007 increased to $1.1 million from $461,000 during the same period in 2006, an increase of $655,000 or 142.1%. The increase is primarily due to higher gross profit of $636,000 as a result of increased sales volume of friction management products at Kelsan and at our Montreal operation.
     Portec Rail Products (UK) Ltd.- “United Kingdom”. In the United Kingdom, we operate and serve our customers in two different markets. The United Kingdom’s rail business includes friction management products and services and track component products such as insulated rail joints and track fasteners. The rail products are primarily sold to the United Kingdom passenger rail network and international customers. The United Kingdom’s material handling business includes product lines such as overhead and floor conveyor systems, racking systems and mezzanine flooring systems. The end users of our material handling products are primarily United Kingdom-based companies in the manufacturing, distribution, garment and food industries.

	Three Months Ended
	March 31
	2007	2006
	(In Thousands)
External sales	$6,876	$5,950
Intersegment sales	—	2
Operating income	698	864
Average translation rate of British pound sterling to United States dollar	1.9656	1.7566

Sales by product line (1)
Material handling products	$3,244	$3,298
Friction management products and services	2,098	2,654
Track component products	1,534	—

Total product and service sales	$6,876	$5,952

(1)	Includes intersegment sales.
     For the three months ended March 31, 2007, the United Kingdom’s external sales increased by $926,000 or 15.6%, to $6.9 million from $5.9 million during the comparable period in 2006. The increase in external sales is primarily due to $1.5 million of new sales contributed by the acquisition of Coronet Rail, and a foreign currency translation of $568,000 that positively impacted sales. Partially offsetting these increases are lower sales of friction management and material handling products, primarily due to a large friction management customer order received in 2006. Operating income for the current period decreased to $698,000 from $864,000, a decrease of $166,000 or 19.2%. The decrease is primarily due to lower gross profit on the lower sales volume of friction management products, partially offset by operating income of $139,000 contributed by Coronet Rail.
Liquidity and Capital Resources
     Our cash flow from operations is the primary source of financing for internal growth, capital expenditures, repayments of long-term contractual obligations, dividends to our shareholders, and other commercial commitments. The most significant risk associated with our ability to generate sufficient cash flow from operations is the overall level of demand for our products. Our cash balance is $683,000 at March 31, 2007. In addition to cash generated from operations, we have revolving and overdraft credit facilities in place to support the working capital needs of each of our business segments. We believe that cash flow from operations and the ability to borrow additional cash under our credit and overdraft facilities along with our existing cash balances will be sufficient to meet our cash flow requirements and growth objectives over the next twelve months.
     Cash Flow Analysis. During the three months ended March 31, 2007, we generated $406,000 in cash from operating activities compared to using $3.7 million in cash from operating activities during the same period in 2006. Cash generated from operating activities during the three months ended March 31, 2007 includes net income of $1.2 million, an increase of $172,000 from the comparable period of 2006. Additionally, we incurred depreciation and amortization expense of $861,000 in 2007 compared to $631,000 in 2006, an increase of $230,000, primarily due to amortization expense on intangible assets acquired in conjunction with the Coronet Rail acquisition in April 2006 and the Vulcan asset acquisition in October 2006, and depreciation expense on new assets related to both acquisitions. Higher accounts payable balances, primarily due to the timing of payments to vendors, and lower inventory balances, primarily due to increased sales, combined generated $3.4 million of cash during the current period. Cash used in operations during the three months ended March 31, 2007 includes higher accounts receivable of $2.8 million, primarily due to higher sales; higher prepaid expenses and other current assets of $1.5 million, primarily due to prepaid insurance balances and advance payments on Chinese steel purchases; and lower accrued expenses of $510,000, primarily due to company-wide incentive plan payments during the first quarter of 2007.
     Net cash provided by investing activities was $1.4 million for the three months ended March 31, 2007, compared to $489,000 used in investing activities during the same period in 2006. Cash provided by investing activities for the three months ended March 31, 2007 includes net proceeds of $2.0 million from the sale of the Wrexham facility. Offsetting this source of cash from investing activities are capital expenditures of $592,000. Capital expenditures upgrade our machinery and equipment, improve our facilities, support new strategic initiatives, or develop new products. The majority of our capital spending is discretionary. We believe that the overall level of capital spending for our business segments is sufficient to remain competitive.

     Net cash used in financing activities was $2.9 million for the three months ended March 31, 2007, compared to $61,000 used in financing activities during the same period in 2006. Cash used for financing activities in 2007 includes repayments of long-term debt obligations of $2.9 million and cash dividends of $576,000 on common stock paid to shareholders. On March 30, 2007, we used the majority of the proceeds from the sale of the Wrexham facility to repay a term loan from a United Kingdom financial institution, which had an outstanding principal balance of $1.7 million (£869,000 pounds sterling). Cash provided by financing activities during the first quarter of 2007 includes net borrowings on working capital facilities of $561,000.
Financial Condition
     At March 31, 2007, total assets were $101.5 million, a decrease of $190,000 or 0.2%, from $101.7 million at December 31, 2006. The decrease at March 31, 2007 is primarily due to the sale of a $2.0 million long-lived asset that was classified as held for sale at December 31, 2006; a decrease in inventory of $1.2 million to support increased sales volume, and lower cash of $1.1 million, primarily to support debt service obligations, capital expenditures and dividend payments to shareholders. Offsetting these decreases are higher accounts receivable of $2.8 million and higher prepaid expenses and other current assets of $1.2 million, primarily to support operations in the current period.
     Total outstanding debt obligations were $17.2 million at March 31, 2007, a decrease of $2.2 million or 11.3% from $19.4 million at December 31, 2006. The decrease is primarily due to the repayment of one of the Coronet Rail acquisition term loans, which reduced our debt balance at March 31, 2007 by $1.7 million. In addition, principal payments on other long term debt obligations lowered debt balances by $1.0 million. Also contributing to the decrease were net repayments of $769,000 on our Canadian revolving credit facility. Partially offsetting these decreases was an increase in net borrowings of $1.1 million on our U.S. revolving credit facility to support our working capital requirements.
     The products we manufacture and sell, such as rail joints, rail anchors and rail spikes, require steel as a major element in the production process. Worldwide steel prices began to increase in 2004, resulting in surcharges being added to our overall raw material costs. However, during 2006 we began to see a transition from surcharges to higher base prices for some of the materials, primarily steel, used in our track component products. As a result, we have incurred higher material costs which have had an impact on our financial results throughout 2006 and into 2007. If a prolonged increase in steel prices should continue and we are unable to pass on these added costs to our customers, our future earnings could be negatively impacted.
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
     In conjunction with the acquisitions of Coronet Rail and the assets of Vulcan, we recorded the fair value of the acquired tangible and intangible assets in accordance with SFAS No. 142. As part of our procedures to assign fair values to all acquired assets, we engaged an independent valuation expert to evaluate the technology and intellectual property along with other intangible assets that could be assigned a fair value under these acquisitions. We supplied the independent valuation expert with the historical and estimated cash flows of the companies along with an estimate of future costs to maintain these technologies. The independent valuation expert used these estimates and other assumptions to determine the present value of the discounted cash flows of these various technologies. In addition, we evaluated the future lives of the identified intangible assets to determine if they have definite or indefinite lives.
     As a result of the Vulcan asset acquisition, we assigned fair values of $2.2 million to customer relationships, $890,000 to a unique customer relationship, $342,000 to vehicle restraint assembly technology (G-Van patent), $47,000 to a supply agreement and $5,000 to non-compete agreements. We also determined that there was $830,000 of goodwill to be recorded as part of this transaction. In addition, we have estimated that the customer relationships, a unique customer relationship, vehicle restraint assembly technology, supply agreement, and non-compete agreements have definite lives of 19 years, 17 years, 11 years, 3 years and 7 years, respectively, due to our estimates that the projected economic earnings associated with these intangible assets will begin to lapse after these time frames. In the future, we will monitor these assets to determine if certain events occur that would cause the lives assigned to these intangible assets to become shorter than originally assigned, and thereby, we would assign a shorter future estimated life based on the years that we feel that the product would have value in the marketplace and record an impairment charge in the proper accounting period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to interest rate risk on our contractual long-term debt obligations and our working capital facilities are under floating interest rate arrangements. We have determined that these risks are not significant enough to warrant hedging programs. If interest rates increase we will be exposed to higher interest rates and we will be required to use more cash to settle our long-term debt obligations. As interest rates increase on our variable long-term debt, it will have a negative impact on future earnings because the interest rates will increase our interest expense. Conversely, if interest rates decrease on our variable long-term debt, it will have a positive impact on future earnings because lower interest rates will decrease our interest expense. Based upon the long-term debt amount as of March 31, 2007, for every 1% increase or decrease in the interest rate on our long-term debt, our annual interest expense will fluctuate by approximately $172,000.
     In addition, we are exposed to foreign currency translation fluctuations with our international operations. We do not have any foreign exchange derivative contracts to hedge against foreign currency exposures. Therefore, we are exposed to the related effects when foreign currency exchange rates fluctuate. If the U.S. dollar strengthens against the Canadian dollar and/or the British pound sterling, the translation rate for these foreign currencies will decrease, which will have a negative impact on our operating income. For example, for the three months ended March 31, 2007, for every 1/100 change in the exchange rate of the Canadian dollar to the U.S. dollar, operating income for Canada would have changed by approximately $13,000. Further, for every 1/100 change in the exchange rate of the British pound sterling to the U.S. dollar, the impact on operating income for our United Kingdom operation for the three months ended March 31, 2007 would have been approximately $4,000. Foreign currency translation fluctuations have no impact on cash flows as long as we continue to reinvest any profits back into the respective foreign operations.
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

PORTEC RAIL PRODUCTS, INC.

Date: May 9, 2007	By:	/s/ Richard J. Jarosinski

Richard J. Jarosinski, President and
Chief Executive Officer

Date: May 9, 2007	By:	/s/ John N. Pesarsick

John N. Pesarsick, Chief Financial Officer

EXHIBIT INDEX
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002