Form 10-Q/A
period 2007-03-31
PORTEC RAIL PRODUCTS INC
filed 2007-05-11
CIK 1263074

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE
This Amendment No. 1 is being filed for the purpose of filing revised Section 302 certifications.

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

PORTEC RAIL PRODUCTS, INC.

Date: May 10, 2007	By:	/s/ Richard J. Jarosinski

Richard J. Jarosinski, President and
Chief Executive Officer

Date: May 10, 2007	By:	/s/ John N. Pesarsick

John N. Pesarsick, Chief Financial Officer

EXHIBIT INDEX
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002