Form 10-Q
period 2007-06-30
PORTEC RAIL PRODUCTS INC
filed 2007-08-07
CIK 1263074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of July 31, 2007, there were 9,601,779 shares issued and outstanding of the Registrant’s Common Stock.

PORTEC RAIL PRODUCTS, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Portec Rail Products, Inc.
Condensed Consolidated Balance Sheets

	June 30	December 31

	2007	2006

	(Unaudited)	(Audited)
	(In Thousands)
Assets
Current assets
Cash and cash equivalents	$1,961	$1,822
Accounts receivable, net	19,110	16,862
Inventories, net	23,335	23,255
Prepaid expenses and other current assets	1,952	647
Long-lived assets held for sale	—	2,525
Deferred income taxes	428	682

Total current assets	$46,786	$45,793

Property, plant and equipment, net of accumulated depreciation of $12,800 and $10,687 at June 30, 2007 and December 31, 2006, respectively.	11,062	10,403
Intangible assets, net of accumulated amortization of $2,370 and $1,618 at June 30, 2007 and December 31, 2006, respectively	31,315	30,744
Goodwill	14,737	14,176
Other assets	733	566

Total assets	$104,633	$101,682

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$8,495	$5,655
Accounts payable	6,691	7,701
Accrued income taxes	505	995
Customer deposits	1,477	2,046
Accrued compensation	1,457	1,826
Other accrued liabilities	3,913	2,212
Deferred purchase price — current portion	602	587

Total current liabilities	23,140	21,022

Long-term debt, less current maturities	10,883	13,737
Deferred income taxes	10,303	9,517
Accrued pension costs	4,028	3,336
Deferred purchase price, less current maturity	—	294
Other long-term liabilities	378	680

Total liabilities	48,732	48,586

Commitments and Contingencies	—	—

Shareholders’ equity:
Common stock, $1 par value, 50,000,000 shares authorized, 9,601,779 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	9,602	9,602
Additional paid-in capital	25,315	25,290
Retained earnings	21,274	19,647
Accumulated other comprehensive loss	(290)	(1,443)

Total shareholders’ equity	55,901	53,096

Total liabilities and shareholders’ equity	$104,633	$101,682

See Notes to Condensed Consolidated Financial Statements

Portec Rail Products, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2007	2006	2007	2006

		(Dollars in Thousands, Except Per Share Data)

Net sales	$29,090	$28,972	$56,574	$52,087
Cost of sales	19,987	20,488	39,425	36,764

Gross profit	9,103	8,484	17,149	15,323
Selling, general and administrative	5,649	5,668	11,312	10,701
Amortization expense	303	247	609	418

Operating income	3,151	2,569	5,228	4,204

Interest expense	307	296	624	505
Other expense, net	168	73	98	71

Income before income taxes	2,676	2,200	4,506	3,628
Provision for income taxes	789	678	1,414	1,072

Net income	$1,887	$1,522	$3,092	$2,556

Earnings per share Basic and diluted	$0.20	$0.16	$0.32	$0.27

Weighted average shares outstanding Basic and diluted	9,601,779	9,601,779	9,601,779	9,601,779

Dividends per share	$0.06	$0.06	$0.12	$0.12
See Notes to Condensed Consolidated Financial Statements

Portec Rail Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30

	2007	2006
	(In Thousands)
Operating Activities
Net income	$3,092	$2,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,119	971
Amortization expense	609	418
Provision for doubtful accounts	48	36
Deferred income taxes	(141)	(223)
Pension expense	36	13
Loss on disposal of assets	35	54
Stock based compensation expense	25	—
Impairment of long-lived assets	50	—
Changes in operating assets and liabilities:
Accounts receivable	(2,295)	(2,434)
Inventories	511	597
Prepaid expenses and other current assets	(1,263)	(385)
Accounts payable	(615)	42
Income taxes payable	(489)	(80)
Accrued expenses	301	(104)

Net cash provided by operating activities	1,023	1,461

Investing Activities
Purchases of property, plant and equipment	(1,075)	(1,289)
Proceeds from sale of assets	2,436	1
Business acquisition, net of cash acquired	—	(4,664)
Contingent consideration — business acquisition	(71)	—

Net cash provided by (used in) investing activities	1,290	(5,952)

Financing Activities
Net increase (decrease) in working capital facilities	2,709	(258)
Principal payments on promissory note	(280)	(280)
Proceeds from term loans	54	4,178
Principal payments on term loans	(3,418)	(1,204)
Principal payments on capital leases	(46)	(27)
Fees paid to obtain new financing	—	(73)
Cash dividends paid to shareholders	(1,152)	(1,152)

Net cash (used in) provided by financing activities	(2,133)	1,184

Effect of exchange rate changes on cash and cash equivalents	(41)	98

Increase (decrease) in cash and cash equivalents	139	(3,209)
Cash and cash equivalents at beginning of period	1,822	5,367

Cash and cash equivalents at end of period	$1,961	$2,158

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$669	$553

Income taxes	$1,910	$1,560

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
Note 2: Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Portec Rail Products, Inc.; Salient Systems, Inc. (Salient Systems), our wholly-owned United States subsidiary; Portec Rail Nova Scotia Company, our wholly-owned Canadian subsidiary; and Portec Rail Products (UK) Ltd., our wholly-owned United Kingdom subsidiary (United Kingdom). All significant intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, we believe that the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the 2006 Annual Report on Form 10-K. The balance sheet information as of December 31, 2006 was derived from our audited balance sheet included in our 2006 Annual Report on Form 10-K. Unless otherwise indicated, all dollar amounts are in U.S. dollars. Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on net earnings.
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

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, we accounted for the acquisition using the purchase method of accounting. Accordingly, the assets and liabilities of Vulcan were adjusted to fair value as of the acquisition date. In addition, all identifiable intangible assets were recorded at fair value and included as part of net assets acquired. The fair value of intangible assets has been determined by an independent valuation expert. The acquired assets include $3,453,000 of intangible assets other than goodwill. Of the $3,453,000 of acquired intangible assets, a value of $2,169,000 was assigned to customer relationships, which will be amortized on a straight-line basis over an estimated useful life of 19 years; a value of $890,000 was assigned to a unique customer relationship, which will be amortized on a straight-line basis over an estimated useful life of 17 years: a value of $342,000 was assigned to vehicle restraint assembly technology (G-Van patent), which will be amortized on a straight-line basis over an estimated useful life of 11 years; a value of $47,000 was assigned to a supply agreement, which will be amortized on a straight-line basis over an estimated useful life of 3 years; and a value of $5,000 was assigned to non-compete agreements with the owners and one former employee of Vulcan, which will be amortized on a straight-line basis over an estimated useful life of 7 years. As part of this transaction, we recorded $830,000 of goodwill, which represents the excess purchase price over the fair value of net assets acquired. The goodwill balance increased to $894,000 at June 30, 2007, primarily due to accrued earn-out based upon sales volume, which is recorded as an increase of the total purchase price in accordance with SFAS 141 Business Combinations. During the six months ended June 30, 2007, we made one earn-out payment of $42,000 to the former owners of Vulcan. In accordance with SFAS No. 142, goodwill will not be amortized, but evaluated for impairment annually. All intangible assets resulting from the acquisition are included in the Shipping Systems segment. The purchase price allocations are subject to adjustment and may be modified within one year of the acquisition. Subsequent changes are not expected to have a material effect on our consolidated financial position, or results of operations.
The following summarizes the estimated fair values at the acquisition date:

October 10
2006
(In Thousands)

Property, plant and equipment, net	$196

Intangible Assets	3,453
Goodwill	830

Total assets acquired	$4,479

Note 4: Acquisition of Coronet Rail, Ltd.
On April 12, 2006, Portec Rail Products (UK) Ltd., our wholly-owned subsidiary, acquired 100% of the outstanding common stock of Coronet Rail, Ltd. (Coronet Rail), effective as of April 8, 2006, for a total purchase price of $5,762,000 (£3,310,000 pounds sterling), including direct acquisition costs of $179,000 (£103,000 pounds sterling). Of the total cash purchase price of $5,762,000, $4,178,000 (£2,400,000 pounds sterling) was paid at closing and was financed by a United Kingdom financial institution in the form of: 1) a $2,611,000 (£1,500,000 pounds sterling) five-year term loan and 2) a $1,567,000 (£900,000 pounds sterling) fifteen-year term loan. Portec Rail Products (UK) Ltd. is the sole guarantor of the term loans with substantially all of our United Kingdom assets pledged as collateral. In addition to the $4,178,000 (£2,400,000 pounds sterling) paid at closing, a deferred purchase price of $1,044,000 (£600,000 pounds sterling) without interest is to be paid to the former shareholders of Coronet Rail over the subsequent 24-month period in equal, quarterly installments. Under the terms of the share purchase agreement executed in conjunction with the purchase of Coronet Rail, a working capital adjustment of $361,000 (£207,000 pounds sterling) was paid to the former shareholders of Coronet Rail in June 2006. Coronet Rail is a major supplier of insulated rail joints and track fasteners to the United Kingdom railways, and is operated under our United Kingdom business segment. Accordingly, all assets and liabilities are included in the

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
United Kingdom segment, and the results of operations for Coronet Rail have been included in the United Kingdom segment and consolidated financial statements since the effective date of the acquisition. In March 2007, we sold our Wrexham, Wales, United Kingdom property for £1,025,000 pounds sterling (approximately $2.0 million U.S. dollars) and used the majority of the proceeds to repay in full the fifteen-year term loan in the original amount of £900,000 pounds sterling (See Note 6 for further details).
In accordance with SFAS No. 141, we accounted for the acquisition using the purchase method of accounting. Accordingly, the assets and liabilities of Coronet Rail were adjusted to fair value as of the effective date of the acquisition. In addition, all identifiable intangible assets were recorded at fair value and included as part of net assets acquired. The fair value of intangible assets was determined by an independent valuation expert. The assets acquired included $3,499,000 (£2,010,000 pounds sterling) of intangible assets other than goodwill. Of the $3,499,000 of acquired intangible assets, a value of $3,277,000 (£1,883,000 pounds sterling) was assigned to customer relationships, which will be amortized on a straight-line basis over an estimated useful life of 20 years; a value of $188,000 (£108,000 pounds sterling) was assigned to non-compete agreements with the former shareholders of Coronet Rail, which will be amortized on a straight-line basis over an estimated useful life of 5 years; and a value of $34,000 (£19,000 pounds sterling) was assigned to a supply agreement, which will be amortized on a straight line basis over an estimated useful life of 10 years. As part of the transaction, we recorded $1,915,000 (£1,100,000 pounds sterling) of goodwill, which represents the excess purchase price over the fair value of net assets acquired. In accordance with SFAS No. 142, goodwill will not be amortized but evaluated for impairment annually. All intangible assets resulting from the acquisition are included in the United Kingdom segment.
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

PRO FORMA FINANCIAL INFORMATION — CORONET RAIL, LTD. ACQUISITION
The following table presents the unaudited pro forma financial information of the Company including Coronet Rail for the three and six months ended June 30, 2007 and 2006, as if the acquisition had occurred on the first day of each period presented, after giving effect to certain purchase accounting adjustments. The pro forma adjustments include the recording of a consulting agreement, the recording of director salaries, the recording of interest expense for the debt incurred to

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
finance the acquisition, the recording of amortization expense for acquired intangibles, and the elimination of intercompany management fees. The pro forma information is presented for information purposes only and is not necessarily indicative of results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

	Three Months Ended		Six Months Ended
	June 30		June 30

	2007	2006	2007	2006

	(Dollars in Thousands, Except Per Share Data)

Pro forma net sales	$29,090	$29,009	$56,574	$54,130
Pro forma net income	$1,887	$1,517	$3,092	$2,782
Pro forma net income per basic and diluted share	$0.20	$0.16	$0.32	$0.29
Shares used for basic and diluted computation	9,601,779	9,601,779	9,601,779	9,601,779
Note 5: Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for all inventories. Inventory costs include material, labor and manufacturing overhead.
The major components of inventories are as follows:

	June 30	December 31

	2007	2006

	(In Thousands)

Raw materials	$14,055	$11,109
Work in process	320	700
Finished goods	9,392	11,751

	23,767	23,560
Less reserve for slow-moving and obsolete inventory	432	305

Net inventory	$23,335	$23,255

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 6: Long-Term Debt
Long-term debt consists of the following:

	June 30	December 31

	2007	2006

	(In Thousands)

National City Bank Credit Facility: (a)
Term loan — Kelsan acquisition	$9,049	$9,350
Term loan — Vulcan asset acquisition	2,650	2,950
Revolving credit facility — United States	3,950	850
Revolving credit facility — Canada	188	1,029

United Kingdom loans: (b)
Term loans — Coronet Rail acquisition	2,401	4,307
Working capital facility — invoice discounting	510	—
Working capital facility — overdraft	—	—
Term loans — vehicles	48	—

Promissory notes — Salient Systems acquisition (c)	560	840
Revolving credit facility — Boone County Bank, Inc. (d)	—	—
Capitalized lease obligations	22	66

	19,378	19,392
Less current maturities	8,495	5,655

	$10,883	$13,737

(a) National City Bank Credit Facility
Our credit facility with National City Bank is a term loan and revolving credit facility that provided the financing for the Kelsan acquisition in November 2004 and the Vulcan asset acquisition in October 2006, and also supports the working capital requirements of our United States and Canadian business units. The components of this facility are as follows: 1) a $7.0 million United States revolving credit facility; 2) a $4.2 million ($5.0 million CDN) revolving credit facility for our Canadian operations; 3) an outstanding term loan in the original amount of $14.9 million ($17.6 million CDN) provided for the Kelsan acquisition in November 2004; and 4) an outstanding term loan in the original amount of $3.0 million provided in November 2006 for the Vulcan Chain product line acquisition. As of June 30, 2007, we had the ability to borrow an additional $7.1 million under the U.S. and Canadian revolving credit facilities.
This agreement contains certain financial covenants that require us to maintain a current ratio, cash flow coverage and leverage ratios, and to maintain minimum amounts of tangible net worth. This credit facility further limits capital expenditures, sales of assets, and additional indebtedness. At June 30, 2007, we were in compliance with all of these financial covenants.
Term Loan — Kelsan Acquisition:
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

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Under this seven-year term loan, our monthly principal payments are approximately $197,000 ($210,050 CDN). We have the option to direct outstanding borrowings under a Canadian prime lending rate option, a Canadian Banker’s Acceptance Equivalent Note (“BA Note”) option, or utilize a combination of both of these options at our discretion. Interest rates under these options are the prevailing Canadian prime rate plus an applicable margin of 0.75% to 1.75% (prime rate option), or the BA Note interest rate plus an applicable margin of 1.75% to 2.75% (BA Note option). As of June 30, 2007, we had outstanding borrowings of approximately $9.0 million ($9.6 million CDN) that were priced under the BA Note rate option at 6.13%. This term loan is scheduled to mature on November 30, 2011.
Term Loan — Vulcan Asset Acquisition:
On November 7, 2006, we borrowed $3.0 million from National City Bank to finance the Vulcan product line acquisition. Portec Rail Products, Inc. is the sole guarantor of the term loan with substantially all of our United States assets pledged as collateral. Under this five-year term loan, our monthly principal payments are $50,000. The outstanding principal balance accrues interest based upon the 30-day LIBOR rate plus 1.5%. As of June 30, 2007, we had outstanding borrowings of approximately $2.6 million, which accrued interest at 6.82%. This term loan is scheduled to mature on October 31, 2011.
Revolving Credit Facility — United States:
Our U.S. revolving credit facility permits borrowings up to $7.0 million to support the working capital requirements of our United States operations. Included in the $7.0 million is a sub-limit of $1.6 million for standby and commercial letters-of-credit. Outstanding borrowings under this facility can be priced at a prime-based rate or a LIBOR-based rate. As of June 30, 2007, outstanding borrowings under this facility were approximately $3.9 million and accrued interest at 6.82%. As of June 30, 2007, one commercial letter-of-credit was outstanding in the amount of $27,000. This credit facility expires on September 30, 2010.
Revolving Credit Facility — Canada:
The working capital requirements for our Canadian operations are supported by a $4.2 million ($5.0 million CDN) revolving credit facility. Included within the $4.2 million is a sub-limit of $335,000 ($400,000 CDN) for standby and commercial letters of credit. The interest rate is the Canadian prime rate plus 1.0%. Borrowings on this facility accrued interest at 7.00% at June 30, 2007. In July 2007 the Canadian prime rate increased by 0.25%, increasing the interest rate under this facility to 7.25%. Outstanding borrowings under this facility were approximately $188,000 ($200,000 CDN) as of June 30, 2007. This facility is scheduled to expire on December 31, 2008.
(b) United Kingdom Loans
Term Loans — Coronet Rail Acquisition:
To finance the acquisition of Coronet Rail on April 12, 2006, our United Kingdom subsidiary borrowed $4.2 million (£2.4 million pounds sterling) from a United Kingdom financial institution in the form of: 1) a $2.6 million (£1.5 million pounds sterling) five-year term loan at an interest rate equal to the financial institution’s base rate plus 1.75% and 2) a $1.6 million (£900,000 pounds sterling) fifteen-year term loan at an interest rate equal to the financial institution’s base rate plus 1.25%. Portec Rail Products (UK) Ltd. is the guarantor of the term loans with substantially all of our United Kingdom assets pledged as collateral. Monthly principal payments are approximately $42,000 (£21,000 pounds sterling) for the five-year term loan and $6,000 (£3,000 pounds sterling) for the fifteen-year term loan. On March 30, 2007 the fifteen-year term loan in the original amount of $1.6 million (£900,000 pounds sterling) was repaid in full with proceeds from the sale of the Wrexham, Wales property (See Note 12 for additional information). As of June 30, 2007, the outstanding principal balance of the remaining term loan was approximately $2.4 million (£1.2 million pounds sterling). As of June 30, 2007, the interest rate on principal balance outstanding was 7.25%. The term loan in the original amount of $2.6 million is

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
scheduled to mature on April 12, 2011. This agreement contains certain financial covenants that require us to maintain senior interest and cash flow coverage ratios. We were in compliance with these financial covenants as of June 30, 2007.
Working Capital Facility — Invoice Discounting:
In conjunction with the acquisition of Coronet Rail on April 12, 2006, we entered into an accounts receivable factoring facility (“invoice discounting”) with a United Kingdom financial institution that permits Coronet Rail to borrow up to 85% of its eligible accounts receivable, to a maximum of $1.5 million (£750,000 pounds sterling) for its working capital requirements. Previously, the interest rate on this working capital facility was the financial institution’s base rate plus 2.0%. At June 30, 2007, the interest rate on this facility was 7.50%. In August 2007, the interest rate changed to the financial institution’s base rate plus 1.85%. As of June 30, 2007, the outstanding borrowing under this facility was $510,000 (£254,000 pounds sterling). The initial term of this facility was for one year; however in April 2007 the financial institution extended the agreement on an informal month-to-month basis. There is a requirement to provide the financial institution with a formal three month advance notification to cancel this facility.
Working Capital Facility — Overdraft
The working capital facility for Portec Rail Products (UK) Ltd. includes an overdraft availability of $1.4 million (£700,000 pounds sterling); $344,000 (£175,000 pounds sterling) for the issuance of performance bonds, and $79,000 (£40,000 pounds sterling) for the negotiation of foreign checks. This credit facility supports the working capital requirements of Portec Rail Products (UK) Ltd. and is collateralized by substantially all of the assets of Portec Rail Products (UK) Ltd. and its wholly-owned subsidiaries, including Coronet Rail, Ltd. The interest rate on this overdraft facility is the financial institution’s base rate plus 1.5%. For any borrowings in excess of $1.5 million (£750,000 pounds sterling) that the financial institution approves, the interest rate is the financial institution’s base rate plus 3.5%. There were no outstanding borrowings as of June 30, 2007; however, our availability under this credit facility was reduced due to outstanding performance bonds in the amount of $347,000 (£173,000 pounds sterling) as of June 30, 2007. This facility is scheduled to expire on April 24, 2008.
(c) Salient Systems Promissory Notes
In connection with the acquisition of Salient Systems on September 30, 2004, we executed two promissory notes. One promissory note was executed with Harold Harrison, the founder and former President and Chief Executive Officer of Salient Systems. This promissory note, in the aggregate principal amount of $1,064,000 is due to Mr. Harrison in four equal, annual installments of $266,000 beginning January 3, 2006 and ending January 3, 2009. A second promissory note was executed with Falls River Group, LLC, which acted as a financial advisor to Salient Systems. This promissory note, in the aggregate principal amount of $56,000 is due to Falls River Group, LLC in four equal, annual installments of $14,000 beginning January 3, 2006 and ending January 3, 2009. Principal payments of $266,000 and $14,000, and accrued interest of $67,000, were made to the note holders in January 2007. The unpaid principal balance of the promissory notes accrues interest at the prime rate as published in the Wall Street Journal. All accrued and unpaid interest is payable annually beginning January 3, 2006. The outstanding balance on the promissory notes accrued interest at 8.25% as of June 30, 2007. As of June 30, 2007 we had accrued interest of $23,000 related to these promissory notes.
(d) Revolving Credit Facility — Boone County Bank, Inc.
We have a $2.0 million line of credit with Boone County Bank, Inc. to fund capital expenditures for our United States business segments. Any advances on this line are made to term notes and the line availability is reduced by that amount. As of June 30, 2007, we had no outstanding borrowings under this facility. This facility has a current maturity date of July 15, 2008.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 7: Retirement Plans
The components of our net periodic pension cost (benefit) of our United States defined benefit pension plan are as follows for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	(In Thousands)

Interest cost	$134	$132	$268	$265
Expected return on plan assets	(157)	(162)	(314)	(324)
Amortization of unrecognized loss	32	27	64	54

Pension cost (benefit)	$9	$(3)	$18	$(5)

No contributions were made to this pension plan during 2006 and we do not anticipate making any contributions to this pension plan during 2007.
The components of net periodic pension cost (benefit) of our United Kingdom defined benefit pension plans (the Portec Rail Plan and Conveyors Plan) are as follows for the three months and six months ended June 30, 2007 and 2006:

	Portec Rail Plan
	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	(In Thousands)

Interest cost	$80	$71	$159	$140
Expected return on plan assets	(88)	(77)	(174)	(152)
Amortization of transition amount	(15)	(13)	(30)	(26)
Amortization of unrecognized loss	33	30	66	59

Pension cost	$10	$11	$21	$21

	Conveyors Plan
	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	(In Thousands)

Interest cost	$18	$16	$36	$31
Expected return on plan assets	(18)	(16)	(36)	(32)
Amortization of transition amount	(3)	(3)	(6)	(5)
Amortization of unrecognized loss	1	2	2	3

Pension (benefit)	$(2)	$(1)	$(4)	$(3)

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. Accordingly, we expect to contribute $146,000 (£73,000 pounds sterling) and $38,000 (£19,000 pounds sterling) to the Portec Rail plan and to the Conveyors plan, respectively, during 2007. No contributions were made to either the Portec Rail Plan or the Conveyors Plan for the three and six month periods ended June 30, 2007. Our contributions to the Portec Rail Plan totaled $5,000 and $11,000 (£3,000 and £6,000 pounds sterling) for the three and six

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
month periods ended June 30, 2006, respectively. No contributions were made to the Conveyors Plan for the three and six month periods ended June 30, 2006.
Note 8: Comprehensive Income
Comprehensive income for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	(In Thousands)

Net income	$1,887	$1,522	$3,092	$2,556
Minimum pension liability adjustment, net of tax	(45)	(81)	(54)	(93)
Foreign currency translation adjustments, net of tax	1,095	652	1,207	666

Comprehensive income	$2,937	$2,093	$4,245	$3,129

Note 9: Earnings Per Share
Basic earnings per share (EPS) is computed as net income available to common shareholders divided by the weighted average common shares outstanding. Diluted earnings per share considers the potential dilution that occurs related to issuance of common stock under stock option plans. We calculated the dilutive effect of our stock options in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128), and determined that our stock options have an anti-dilutive effect on earnings per share, as the incremental shares related to the stock options would reduce our average shares outstanding by 4,843 shares and 9,660 shares, respectively, for the three and six months ended June 30, 2007. As such, the anti-dilutive shares are not included in the calculation of diluted earnings per share.
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

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 10: Commitments and Contingencies
Contractual Obligations
The following is a summary of our contractual obligations as of June 30, 2007, due on a calendar year basis:

					More
		Less	1 - 3	3 - 5	than 5
Contractual Obligations	Total	than 1 year	years	years	years
			(In Thousands)

Term loans	$14,708	$1,809	$7,703	$5,196	$—
Working capital facilities	4,648	4,648	—	—	—
Future interest payments (1)	1,898	432	1,214	252	—
Purchase obligations	3,567	3,567	—	—	—
Operating leases	5,219	667	1,781	1,123	1,648
Deferred purchase price (2)	602	301	301	—	—
Capital leases	22	22	—	—	—
Pension contributions (3)	184	184	—	—	—

Total contractual obligations (4)	$30,848	$11,630	$10,999	$6,571	$1,648

(1)	Represents future interest payments on long-term debt obligations as of June 30, 2007. Assumes that the interest rates on our debt obligations at June 30, 2007 (See Note 4 of the consolidated financial statements of Form 10-Q) will continue for the life of the agreements.

(2)	Represents the deferred purchase price obligation related to the purchase of Coronet Rail in April 2006.

(3)	Pension plan contributions that may be required more than one year from June 30, 2007 will be dependent upon the performance of plan assets.

(4)	During the first quarter 2007, we recognized a liability of $313,000 for uncertain tax positions in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48). See Note 14, Change in Accounting Principle. This amount is included within other long-term liabilities on the June 30, 2007 consolidated balance sheet. However, because of the high degree of uncertainty regarding the timing of future cash outflows associated with this FIN 48 liability, we cannot reasonably estimate the periods of related future payments, and as such, we have excluded the FIN 48 liability from the contractual obligations table.
Contingencies
During the second quarter 2007, we became aware of a potential problem with RMP’s Bonded to Rail (BTR) joint bars in which the epoxy that is used as the primary method of adhesion to the rail has failed in certain instances. The BTR is a finished good which contains two sections of rail, two joint bars and necessary hardware, and is sold as a final assembled product. We have notified our BTR customers of this potential flaw. We are currently investigating the cause of the BTR failure and are performing field inspections of BTRs that may have been affected. Company personnel have identified the potential time period during which these BTRs were manufactured and are continuing the investigation in order to determine the cause of the problem and to correct any possible deficiencies.
We provide a standard one-year replacement warranty for defective products, including BTRs. Accordingly, we have accounted for any contingent costs associated with the remediation of the BTRs under FASB 5 Accounting for Contingencies, specifically Accrual for Loss Contingencies and Obligations Related to Product Warranties and Product Defects. Because it is probable that a liability has been incurred as of June 30, 2007, and the amount of loss can be reasonably estimated to be $800,000 as of June 30, 2007, a liability has been established in the amount of $800,000 as of June 30, 2007. This amount is included in other accrued liabilities in the condensed consolidated balance sheet. Expense

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
of $760,000 was recognized during the second quarter 2007 and is included in cost of goods sold in the RMP business segment, specifically within track component products. Although we believe that $800,000 is a reasonable estimate of our potential exposure for warranty claims on BTRs as of June 30, 2007, changes in the components of our estimate due to new information and future events could cause this estimate to vary significantly. There can be no assurance at this point that future costs pertaining to this issue will not have a material impact on our financial condition or results of operations.
Litigation
We are involved from time to time in lawsuits that arise in the normal course of business. We actively and vigorously defend all lawsuits. We have been named with numerous other defendants in an environmental lawsuit. The plaintiff seeks to recover costs which it has incurred, and may continue to incur, to investigate and remediate its former property as required by the New York State Department of Environmental Conservation (NYSDEC). We have not been named as a liable party by the NYSDEC and believe we have no liability to the plaintiff in the case. We filed a motion for summary judgment seeking a ruling to have us dismissed from the case. In November 2003, the motion for summary judgment was granted and we were dismissed from the case by the United States District Court for the Northern District of New York. In March 2004, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit, appealing, in part, the District Court’s decision to dismiss all claims against us. In April 2005, the plaintiff’s appeal was dismissed by the Second Circuit Court without prejudice, and the matter was remanded to the United States District Court for the Northern District of New York for consideration in light of a recent United States Supreme Court decision. As a result, in June 2006, the District Court dismissed all claims brought by the plaintiff pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA or SuperFund). On July 24, 2006, the plaintiff filed a notice of appeal to the Second Circuit. All appellate briefs have been filed by the parties but oral argument has not yet been scheduled. Ongoing litigation may be protracted, and we may incur additional ongoing legal expenses, which are not estimable at this time.
Note 11: Segment Information
We operate four business segments consisting of the Railway Maintenance Products Division (RMP), the Shipping Systems Division (SSD), Portec Rail Nova Scotia Company (Canada) and Portec Rail Products (UK) Ltd. (United Kingdom), along with corporate functional shared service. The presentation of segment information reflects the manner in which we organize and manage our segments by geographic areas for making operating decisions, assessing performance and allocating resources. Intersegment sales are conducted at arm’s-length prices, reflecting prevailing market conditions within the United States, Canada and the United Kingdom. Such sales and associated costs are eliminated in the consolidated financial statements.

	Three Months Ended		Six Months Ended
	June 30		June 30

	2007	2006	2007	2006

	(In Thousands)
External Sales
RMP	$14,082	$13,905	$25,196	$24,149
SSD	2,067	729	4,215	1,853
Canada	6,340	7,191	13,686	12,988
United Kingdom	6,601	7,147	13,477	13,097

Total	$29,090	$28,972	$56,574	$52,087

Intersegment Sales
RMP	$627	$638	$1,118	$1,192
SSD	—	11	(3)	11
Canada	1,995	1,988	3,786	3,664
United Kingdom	146	10	146	12

Total	$2,768	$2,647	$5,047	$4,879

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2007	2006	2007	2006

	(In Thousands)
Total Sales
RMP	$14,709	$14,543	$26,314	$25,341
SSD	2,067	740	4,212	1,864
Canada	8,335	9,179	17,472	16,652
United Kingdom	6,747	7,157	13,623	13,109

Total	$31,858	$31,619	$61,621	$56,966

Operating Income (Loss)
RMP	$1,962	$2,082	$2,986	$3,017
SSD	344	32	638	140
Canada	1,009	697	2,125	1,158
United Kingdom	651	568	1,349	1,432
Corporate Shared Services	(815)	(810)	(1,870)	(1,543)

Total	3,151	2,569	5,228	4,204

Interest Expense	307	296	624	505
Other Expense, net	168	73	98	71

Income Before Income Taxes	$2,676	$2,200	$4,506	$3,628

Depreciation
RMP	$203	$197	$404	$387
SSD	40	5	67	10
Canada	192	137	367	272
United Kingdom	102	149	228	260
Corporate Shared Services	27	22	53	42

Total	$564	$510	$1,119	$971

Amortization
RMP	$1	$—	$2	$—
SSD	54	—	107	—
Canada	186	177	360	348
United Kingdom	62	70	140	70
Corporate Shared Services	—	—	—	—

Total	$303	$247	$609	$418

Capital Expenditures
RMP	$228	$79	$293	$271
SSD	131	37	465	37
Canada	66	625	134	868
United Kingdom	24	25	135	59
Corporate Shared Services	34	34	48	54

Total	$483	$800	$1,075	$1,289

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	June 30	December 31

	2007	2006

	(In Thousands)	(In Thousands)
Total Assets
RMP	$41,876	$40,903
SSD	8,033	7,571
Canada	33,413	30,022
United Kingdom	21,087	22,478
Corporate Shared Services	224	708

Total	$104,633	$101,682

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
As part of the reorganization plan, we incurred costs associated with exit and disposal activities, which we have recognized in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). All restructuring expenses are included within selling, general and administrative expenses on the consolidated income statement. For the three months ended March 31, 2007, we incurred $14,000 (£7,000 pounds sterling) of expense related to employee termination benefits. During the same period, we did not incur any expense related to contract termination costs or other expenses associated with the reorganization. During the three months ended June 30, 2007, we did not incur, nor do we expect to incur, any additional expense related to employee termination benefits, contract termination costs, or other associated costs.
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

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the United Kingdom’s restructuring activities for the twelve months ended December 31, 2006 and for the six months ended June 30, 2007:

		Employee	Lease	Other
		Termination	Termination	Associated
	Total	Benefits	Costs	Costs

Beginning balance, January 1, 2006	$—	$—	$—	$—
Costs incurred	206	182	—	24
Cash payments	(155)	(131)	—	(24)
Adjustments	(11)	(11)	—	—

Ending balance, December 31, 2006	$40	$40	$—	$—

Costs incurred	14	14	—	—
Cash payments	(54)	(54)	—	—
Adjustments	—	—	—	—

Ending balance, June 30, 2007	$—	$—	$—	$—

Kelsan
On November 16, 2006, we restructured the Kelsan organization, which resulted in employee headcount reductions. Affected employees were entitled to receive employee termination benefits as long as they remained with Kelsan until their termination dates. As of December 31, 2006, all affected employees had been terminated. Additionally, all expenses related to the restructuring plan were incurred during 2006 and recognized in accordance with SFAS 146. As the restructuring plan was substantially completed as of December 31, 2006, we did not incur any additional expense related to employee termination costs during the six months ended June 30, 2007. The remaining termination benefits were paid during the first quarter of 2007.
The following table summarizes Kelsan’s restructuring activities for the twelve months ended December 31, 2006 and the six months ended June 30, 2007:

		Employee	Lease	Other
		Termination	Termination	Associated
	Total	Benefits	Costs	Costs

Beginning balance, January 1, 2006	$—	$—	$—	$—
Costs incurred	105	105	—	—
Cash payments	(54)	(54)	—	—
Adjustments	—	—	—	—

Ending balance, December 31, 2006	$51	$51	$—	$—

Costs incurred	—	—	—	—
Cash payments	(51)	(51)	—	—
Adjustments	—	—	—	—

Ending balance, June 30, 2007	$—	$—	$—	$—

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 13: Impairment of Long-Lived Assets
In May 2007, we sold our Troy, New York property to the Troy Local Development Corporation for net proceeds of $448,000, which includes $2,000 of transfer taxes paid. In conjunction with this transaction, during the second quarter 2007, we recognized a pre-tax impairment loss of $50,000 on our Troy property to reflect its current market value.
Note 14: Change in Accounting Principle
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), which became effective for the Company on January 1, 2007. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The adoption of FIN 48 has resulted in a transition adjustment reducing beginning retained earnings by $313,000; $195,000 in taxes and $118,000 in interest and penalties. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.
Note 15: Recent Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement 115 that provides companies with an option to report certain financial assets and liabilities in their entirety at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The fair value option may be applied instrument by instrument, and may be applied only to entire instruments. A business entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company is evaluating its options provided for under this statement and their potential impact on its financial statements when implemented. This statement is being reviewed in conjunction with the requirements of SFAS No. 157 discussed below.
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
Note 16: Stock Options
On January 16, 2007, the Company granted 79,250 stock options to certain employees with an exercise price of $9.65 per stock option, which is equal to the closing stock price on the date of grant. The stock options will vest ratably over a 5-year vesting period and will expire on January 16, 2017. These options were granted under the Portec Rail Products, Inc. 2006 Stock Option Plan (the Option Plan), which authorizes the issuance of up to 150,000 shares of common stock of

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Portec Rail Products, Inc. pursuant to grants of incentive and non-statutory stock options and will remain in effect for a period of ten years. We adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payments (SFAS 123(R)), effective January 1, 2006; however, we did not incur any compensation expense during 2006. For the three and six months ended June 30, 2007, we recognized compensation expense of approximately $14,000 and $25,000, respectively, in accordance with SFAS 123(R). We expect to recognize additional compensation expense of approximately $244,000 over the remaining vesting period of the stock options. No stock option grants were forfeited during the six months ended June 30, 2007.
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
     In October 2006, we acquired the railroad product line assets of Vulcan Chain Corporation (Vulcan), a Detroit, Michigan manufacturer of freight securement products for the railroad industry. The acquired assets include certain patent interests, equipment, and other intangible assets. Vulcan is operated under our SSD business segment. See Notes to Condensed Consolidated Financial Statements — Acquisition of Vulcan Chain Corporation Assets, Note 3, page 6.
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
Results of Operations
Three Months Ended June 30, 2007 compared to Three Months Ended June 30, 2006
     Net Sales. Net sales increased to $29.1 million for the three months ended June 30, 2007 an increase of $118,000 or 0.4%, from $29.0 million during the comparable period in 2006. Although our consolidated net sales in the current period were consistent with the comparable period in 2006, the composition of net sales within each of our business segments has changed. Net sales at SSD and RMP increased $1.3 million and $177,000, respectively, which were partially offset by a decrease in net sales of $851,000 at our Canadian operations and $546,000 at our United Kingdom operations. Of the $1.3 million of increased net sales at SSD, $892,000 is due to new sales contributed by the Vulcan asset acquisition. Sales of other SSD products increased $446,000, primarily due to increased demand for automotive products, partially offset by lower sales of other products. Net sales at RMP increased $177,000 during the current period, which is a combination of a $509,000 increase in sales of Salient Systems’ products, along with lower sales of $332,000 for RMP’s other products, primarily friction management lubricants sold to a particular customer. Net sales at our Canadian operations decreased $851,000, of which $1.0 million is due to lower sales of rail anchors and spikes and Montreal friction management products, partially offset by higher sales of Kelsan products and a $152,000 favorable foreign currency translation adjustment. Net sales at our United Kingdom operations decreased $546,000, of which $1.1 million is primarily due to lower sales of material handling products offset by a $558,000 foreign currency translation that positively impacted sales.
     Gross Profit. Gross profit increased to $9.1 million for the three months ended June 30, 2007, an increase of $619,000 or 7.3%, from $8.5 million for the comparable period in 2006. The increase in gross profit dollars is attributable to higher gross profit of $444,000 at SSD and $233,000 at our Canadian operations, partially offset by lower gross profit of $77,000 at RMP. Increased gross profit of $444,000 at SSD is primarily due to the Vulcan asset acquisition in October 2006. Gross profit at our Canadian operations increased $233,000 in the current period, primarily due to higher sales volume of Kelsan friction management products, partially offset by lower sales volume of Montreal friction management products. Gross profit at RMP decreased $77,000, primarily due to the expense recognized during the second quarter to reserve for potential product warranty claims associated with the epoxy on Bonded to Rail (BTR) joint bars (See Note 10,

Commitments and Contingencies), partially offset by an increase of $381,000 of gross profit on Salient Systems’ products in the current period, primarily due to higher sales volume. While management believes that the reserve established in connection with the remediation of the BTRs is adequate at this point in time, there can be no assurance that further reserves will not be required following completion of the inspection process.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $5.6 million for the three months ended June 30, 2007, a decrease of $19,000 or 0.3%, from $5.7 million for the comparable period in 2006. Each of our business segments experienced slight increases or decreases in selling, general and administrative expenses during the current period.
     Amortization Expense. Amortization expense increased to $303,000 for the three months ended June 30, 2007, an increase of $56,000 or 22.7%, from $247,000 for the comparable period in 2006. This increase is primarily due to amortization expense on intangible assets purchased and deferred financing fees incurred as a result of the Vulcan asset acquisition in October 2006.
     Interest Expense. Interest expense increased to $307,000 for the three months ended June 30, 2007, an increase of $11,000 or 3.7%, from $296,000 for the comparable period in 2006. Each of our business segments experienced slight increases or decreases in interest expense during the current period. Total debt obligations increased to $19.4 million at June 30, 2007, from $18.2 million at June 30, 2006. The increase is due to higher short-term borrowings of $2.8 million, partially offset by a decrease in long-term debt of $1.6 million, primarily due to the repayment of the Coronet Rail term loan in March 2007.
     Other Expense. Other expense increased to $168,000 for the three months ended June 30, 2007, an increase of $95,000 or 130.1%, from $73,000 for the comparable period in 2006. Other expense in the current period includes foreign currency transaction losses of $187,000, and a $50,000 impairment loss on the Troy, New York property to reflect its fair market value. On May 31, 2007, the Troy, New York property with a net book value of $500,000 was sold to the Troy Local Development Corporation for $450,000. These expenses were partially offset by interest income, rental income, cash discounts received and gains on sales of property, plant and equipment.
     Provision for Income Taxes. Provision for income taxes increased to $789,000 for the three months ended June 30, 2007, from $678,000 for the comparable period in 2006, reflecting an increase in income before taxes from $2.2 million for the three months ended June 30, 2006 to $2.7 million for the three months ended June 30, 2007. The effective tax rates on taxable income were 29.5% and 30.8% for the three months ended June 30, 2007 and 2006, respectively. Our consolidated effective tax rate reflects research and development tax credits received by our Canadian operations, which reduced income tax expense by $125,000 and $67,000, or 4.7% and 3.1% for the three months ended June 30, 2007 and 2006, respectively.
     Net Income. Net income increased to $1.9 million for the three months ended June 30, 2007, an increase of $365,000 or 24.0%, from $1.5 million for the comparable period in 2006. Our basic and diluted net income increased to $0.20 per share for the three months ended June 30, 2007, from $0.16 per share for the comparable period in 2006, on average shares outstanding of 9,601,779 for both periods.
Six Months Ended June 30, 2007 compared to Six Months Ended June 30, 2006
     Net Sales. Net sales increased to $56.6 million for the six months ended June 30, 2007, an increase of $4.5 million or 8.6%, from $52.1 million for the comparable period in 2006. The increase in net sales is primarily attributable to increased sales of $2.3 million at SSD, $1.0 million at RMP, $698,000 at our Canadian operations and $380,000 at our United Kingdom operations. Of the $2.3 million of higher sales at SSD, $1.7 million is due to new sales contributed by the Vulcan asset acquisition. In addition, sales increased $628,000 primarily due to increased demand for automotive and other products. Net sales at RMP increased $1.0 million, of which $653,000 is due to higher sales of track component products, partially offset by lower sales of friction management products, primarily lubricants, and $392,000 is due to higher sales of Salient Systems’ products. Net sales at our Canadian operations increased $698,000, which is primarily due to higher sales of Kelsan friction management products, partially offset by lower sales of rail anchors and spikes and Montreal friction management products. Net sales at our United Kingdom operations increased $380,000 in the current period primarily due to $1.5 million of new sales in the first quarter 2007 as a result of the Coronet Rail acquisition in April 2006 and a $1.1 million foreign currency translation that positively impacted net sales. Partially offsetting these increases are lower sales volumes of friction management, track component and material handling products of $2.2 million.

     Gross Profit. Gross profit increased to $17.1 million for the six months ended June 30, 2007, an increase of $1.8 million or 11.8%, from $15.3 million for the comparable period in 2006. The increase in gross profit dollars is attributable to increased gross profit of $842,000 at our Canadian operations, $737,000 at SSD, $191,000 at our United Kingdom operations and $56,000 at RMP. Increased gross profit of $842,000 at our Canadian operations is primarily due to increased sales volume of Kelsan friction management products. The increase in gross profit at SSD for the current period includes $605,000 of gross profit contributed by the Vulcan asset acquisition, and $132,000 of additional gross profit from higher sales volume of products, primarily in the automotive product line. Gross profit at our United Kingdom operations increased $191,000 in the current period primarily due to $351,000 of favorable foreign currency translation and $335,000 of gross profit from track component sales in the current period, most of which is due to the acquisition of Coronet Rail. Partially offsetting these increases is a decrease in gross profit of $495,000 primarily due to lower sales volume of material handling and friction management products in the current period. Higher gross profit at RMP includes $325,000 of gross profit due to higher sales volume of Salient Systems’ products during the current period, offset by lower gross profit due to expense recognized during the current period to reserve for potential product warranty claims associated with the epoxy on BTR joint bars (See Note 10, Commitments and Contingencies), and lower sales volume of friction management products, primarily lubricants.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $11.3 million for the six months ended June 30, 2007, an increase of $611,000 or 5.7%, from $10.7 million for the comparable period in 2006. This increase is primarily due to increased expenses of $328,000 in corporate shared services, and $205,000 at our United Kingdom operations. The increase in selling, general and administrative expenses in corporate shared services is primarily due to professional fees related to Sarbanes-Oxley compliance efforts, compensation expense associated with the January 2007 stock option grants, and higher contractual service costs. Selling, general, and administrative expenses at our United Kingdom operations increased $205,000 primarily due to a foreign currency translation of $235,000 that negatively impacted expenses. In local currency (British pounds sterling), selling, general and administrative expenses decreased primarily due to lower professional fees and sales commission expenses, but were partially offset by Coronet Rail expenses that are included in the current period as a result of the April 2006 acquisition.
     Amortization Expense. Amortization expense increased to $609,000 for the six months ended June 30, 2007, an increase of $191,000 of 45.7%, from $418,000 for the comparable period in 2006. This increase is primarily due to amortization expense on intangible assets purchased and deferred financing fees incurred as a result of the Coronet Rail acquisition and the Vulcan asset acquisition.
     Interest Expense. Interest expense increased to $624,000 for the six months ended June 30, 2007, an increase of $119,000 or 23.6%, from $505,000 for the comparable period in 2006. This increase is primarily due to $100,000 of interest expense during the current period on debt incurred to finance the Vulcan asset acquisition. Total debt obligations increased to $19.4 million at June 30, 2007, from $18.2 million at June 30, 2006. The increase is primarily due to higher short-term borrowings of $2.8 million, partially offset by a decrease in long-term debt of $1.6 million, primarily due to the repayment of the Coronet Rail term loan in March 2007.
     Other Expense. Other expense increased to $98,000 for the six months ended June 30, 2007, an increase of $27,000 or 38.0%, from $71,000 for the comparable period in 2006. Other expense in the current period includes foreign currency transaction losses of $143,000, and a $50,000 impairment loss on the Troy, New York property to reflect its fair market value. On May 31, 2007, the Troy, New York property with a net book value of $500,000 was sold to the Troy Local Development Corporation for $450,000. These expenses were partially offset by interest income, rental income and cash discounts received.
     Provision for Income Taxes. Provision for income taxes increased to $1.4 million for the six months ended June 30, 2007 from $1.1 million for the comparable period in 2006, reflecting an increase in income before taxes from $3.6 million for the six months ended June 30, 2007 to $4.5 million for the six months ended June 30, 2007. The effective tax rates on reported taxable income were 31.4 % and 29.6% for the six months ended June 30, 2007 and 2006, respectively. Our consolidated effective tax rate reflects research and development tax credits received by our Canadian operations, which reduced income tax expense by $162,000 and $133,000, or 3.6% and 3.7% for the six months ended June 30, 2007 and 2006, respectively. Income tax expense during the current period is higher by approximately $128,000 due to the income tax on the gain recorded in the United Kingdom on the sale in March 2007 of the Wrexham facility, which impacted our consolidated effective tax rate during the current period by 2.8%. In conjunction with this transaction, the gain reported in the United Kingdom was effectively eliminated in the U.S. by the write-off of the remaining step-up basis, which originated in connection with the purchase of the Company in 1997.
     Net Income. Net income increased to $3.1 million for the six months ended June 30, 2007, an increase of $536,000 or 21.0%, from $2.6 million for the comparable period in 2006. Our basic and diluted net income per share increased to $0.32 for the six months ended June 30, 2007, from $0.27 per share for the comparable period in 2006, on average shares outstanding of 9,601,779 for both periods.
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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	(In Thousands)

External sales	$14,082	$13,905	$25,196	$24,149
Intersegment sales	627	638	1,118	1,192
Operating income	1,962	2,082	2,986	3,017

Sales by product line(1)
Track component products	$7,702	$7,336	$15,058	$13,382
Friction management products and services	4,580	5,352	7,931	9,148
Wayside data collection and data management systems	1,958	1,458	2,535	2,161
Other products and services	469	397	790	650

Total product and service sales	$14,709	$14,543	$26,314	$25,341

(1)	Includes intersegment sales.
     For the three months ended June 30, 2007, external sales for RMP increased by $177,000 or 1.3%, to $14.1 million from $13.9 million during the comparable period in 2006. The increase in external sales is a combination of a $509,000 increase in sales of Salient Systems’ products, along with lower sales of $332,000 for RMP’s other products, primarily friction management lubricants sold to a particular customer. Operating income for the three months ended June 30, 2007 decreased to $2.0 million from $2.1 million for the comparable period in 2006, a decrease of $120,000 or 5.8%, primarily due to expense of $760,000 recognized during the second quarter to reserve for potential product warranty claims associated with the epoxy on BTR joint bars (See Note 10, Commitments and Contingencies).
     For the six months ended June 30, 2007, external sales for RMP increased by $1.0 million or 4.3%, to $25.2 million from $24.2 million during the comparable period in 2006. The increase in external sales is due to higher sales of track component products partially offset by lower sales of friction management products, primarily lubricants, and an increase of $392,000 due to higher sales of Salient Systems’ products. Operating income for the six months ended June 30, 2007 of $3.0 million is consistent with operating income of $3.0 million for the comparable period in 2006. However, operating income as a percentage of external sales declined in the current period, primarily due to expense recognized to reserve for potential product warranty claims associated with the epoxy on BTR joint bars (See Note 10, Commitments and Contingencies).
     Shipping Systems Division — “SSD”. SSD engineers and sells load securement systems and related products to the railroad freight car market. These systems are used to secure a wide variety of products and lading onto freight cars. On October 10, 2006, we acquired the railroad product line assets of Vulcan Chain, a Detroit, Michigan manufacturer of freight securement products for the railroad industry. Vulcan’s railroad product line is a major supplier of new and reconditioned tie-down systems for the shipment of new automobiles and vans by the rail industry. Most of the assembly work for SSD is performed at RMP’s Huntington, West Virginia manufacturing plant, although some manufacturing is subcontracted to independent third parties.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	(In Thousands)
External sales (1)	$2,067	$729	$4,215	$1,853
Intersegment sales	—	11	(3)	11
Operating income (1)	344	32	638	140

Sales by product line(2)
Chain securement systems (3), (4)	$516	$401	$1,256	$1,183
Automotive products (3), (5)	1,186	34	2,115	170
Strap securement systems	199	240	445	379
All other load securement systems (3)	166	65	396	132

Total product and service sales	$2,067	$740	$4,212	$1,864

(1)	Includes Vulcan-acquired product sales of $892,000 and $1.7 million, and operating income of $216,000 and $349,000 for the three and six months ended June 30, 2007. The three and six months ended June 30, 2006 do not include historical sales and operating income for Vulcan.

(2)	Includes intersegment sales.

(3)	Includes Vulcan-acquired product sales of $148,000, $622,000, and $122,000 within chain securement systems, automotive products, and all other securement systems, respectively, for the three months ended June 30, 2007. Includes Vulcan-acquired product sales of $325,000, $1.1 million, and $319,000 within chain securement systems, automotive products, and all other securement systems, respectively, for the six months ended June 30, 2007.

(4)	Includes heavy duty load securement systems, previously shown separately.

(5)	Includes auto rack load securement systems, previously shown separately.
     For the three months ended June 30, 2007, external sales for SSD increased by $1.3 million or 183.5%, to $2.1 million from $729,000 during the comparable period in 2006. The increase in external sales is primarily due to $892,000 of new sales contributed by the Vulcan asset acquisition, which was completed in October 2006. Additionally, sales increased $446,000 due to increased demand for automotive products, partially offset by lower sales of other product lines. Operating income for the three months ended June 30, 2007 increased to $344,000 from $32,000 during the comparable period in 2006, an increase of $312,000, primarily due to additional operating income contributed by the Vulcan asset acquisition.
     For the six months ended June 30, 2007, external sales for SSD increased by $2.3 million or 127.5%, to $4.2 million from $1.9 million during the comparable period in 2006. The increase in external sales is primarily due to $1.7 million of new sales contributed by the Vulcan asset acquisition, which was completed in October 2006, along with increased sales of $628,000 on other products, primarily automotive. Operating income for the six months ended June 30, 2007 increased to $638,000 from $140,000 during the comparable period in 2006, an increase of $498,000 or 356%, primarily due to additional operating income contributed by the Vulcan asset acquisition.
     Portec Rail Nova Scotia Company — “Canada”. Our Canadian operations include a manufacturing operation near Montreal, Quebec, and a manufacturing and technology facility in Vancouver, British Columbia (Kelsan Technologies Corp. — “Kelsan”). At our Canadian operation near Montreal, we manufacture rail anchors and rail spikes and assemble friction management products primarily for the two largest Canadian railroads. Rail anchors and spikes are devices to secure rails to the ties to restrain the movement of the rail tracks. Kelsan’s two primary product lines are stick lubrication and application systems and a liquid friction modifier, Keltrack®. Kelsan manufactures its stick and applicator systems in Vancouver and subcontracts its manufacturing of the Keltrack® product line.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	(In Thousands)
External sales	$6,340	$7,191	$13,686	$12,988
Intersegment sales	1,995	1,988	3,786	3,664
Operating income	1,009	697	2,125	1,158
Average translation rate of Canadian dollar to United States dollar	0.9101	0.8883	0.8909	0.8852

Sales by product line(1)
Rail anchors and spikes	$4,074	$5,479	$9,580	$9,986
Friction management products and services	3,744	3,396	7,163	6,205
Other products and services	517	304	729	461

Total product and service sales	$8,335	$9,179	$17,472	$16,652

(1)	Includes intersegment sales.
     For the three months ended June 30, 2007, external sales decreased by $851,000 or 11.8%, to $6.4 million from $7.2 million during the comparable period in 2006. Of the $851,000 decrease in sales, $1.0 million is primarily due to lower sales of rail anchors and spikes and Montreal friction management products, partially offset by increased sales of Kelsan friction management products, and $152,000 of foreign currency translation that positively impacted sales. Operating income for the three months ended June 30, 2007 increased to $1.0 million from $697,000 during the comparable period in 2006, an increase of $312,000 or 44.8%. The increase is primarily due to higher gross profit on sales of Kelsan friction management products, due to higher sales volume, partially offset by lower gross profit on sales of Montreal friction management products due to lower sales.
     For the six months ended June 30, 2007, external sales for Canada increased by $698,000 or 5.4%, to $13.7 million from $13.0 million during the comparable period in 2006. The increase in external sales is primarily attributable to higher sales of Kelsan friction management products, partially offset by lower sales of rail anchors and spikes and Montreal friction management products. Operating income for the six months ended June 30, 2007 increased to $2.1 million from $1.2 million during the comparable period in 2006 an increase of $967,000 or 83.5%. The increase is attributable to higher gross profit of $842,000 due primarily to higher sales volume of Kelsan friction management products and lower selling, general and administrative expenses of $138,000.
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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	(In Thousands)
External sales	$6,601	$7,147	$13,477	$13,097
Intersegment sales	146	10	146	12
Operating income	651	568	1,349	1,432
Average translation rate of British pound sterling to United States dollar	1.9890	1.8208	1.9808	1.8027

Sales by product line(1)
Material handling products	$3,069	$3,625	$6,314	$6,911
Friction management products and services	2,188	1,985	4,285	4,651
Track component products	1,490	1,547	3,024	1,547

Total product and service sales	$6,747	$7,157	$13,623	$13,109

(1)	Includes intersegment sales.

     For the three months ended June 30, 2007, external sales at our United Kingdom operations decreased by $546,000 or 7.6%, to $6.6 million from $7.1 million during the comparable period in 2006. This $546,000 decrease is a combination of a $1.1 million decrease in sales of material handling products, partially offset by higher sales of friction management products, and $558,000 of foreign currency translation that positively impacted sales. Operating income for the three months ended June 30, 2007 increased to $651,000 from $568,000 during the comparable period in 2006, an increase of $83,000 or 14.6%, which is primarily attributable to foreign currency translation that positively impacted operating income.
     For the six months ended June 30, 2007, external sales at our United Kingdom operations increased $380,000 or 2.9%, to $13.5 million from $13.1 million during the comparable period in 2006. This $380,000 increase is a combination of a $1.1 million favorable foreign currency translation that positively impacted sales, partially offset by a decrease in sales of $685,000 primarily due to lower sales of friction management and material handling products, partially offset by higher track component product sales by Coronet Rail. Operating income for the six months ended June 30, 2007 decreased to $1.3 million from $1.4 million during the comparable period in 2006, a decrease of $83,000 or 5.8%. The decrease in operating income is primarily due to lower gross profit of $158,000 and increased amortization expense of $63,000, partially offset by $108,000 of foreign currency translation that positively impacted operating income. The decrease in gross profit is primarily attributable to lower gross profit of $493,000 due to lower sales volume of material handling and friction management products, partially offset by an increase in gross profit of $335,000 from Coronet Rail’s track component products. The increase in amortization expense is primarily due to the amortization of intangible assets acquired as part of the Coronet Rail acquisition in April 2006.
Liquidity and Capital Resources
     Our cash flow from operations is the primary source of financing for internal growth, capital expenditures, repayment of long-term obligations, dividends to our shareholders, and other commercial commitments. The most significant risk associated with our ability to generate sufficient cash flow from operations is the overall level of demand for our products. Our total cash balance is $2.0 million at June 30, 2007. In addition to cash generated from operations, we have revolving and overdraft credit facilities in place to support the working capital needs of each of our business segments. We believe that our cash flow from operations and the ability to borrow additional cash under our working capital facilities along with our existing cash balances will be sufficient to meet our cash flow requirements and growth objectives over the next twelve months.
     Cash Flow Analysis. During the six months ended June 30, 2007 we generated $1.0 million in cash from operating activities compared to generating $1.5 million in cash from operating activities during the same period in 2006. Cash generated from operating activities during the six months ended June 30, 2007 includes net income of $3.1 million, an increase of $536,000 from the comparable period of 2006. Additionally, we incurred depreciation and amortization expense of $1.7 million compared to $1.4 million in 2006, an increase of $340,000, primarily due to amortization expense on intangible assets acquired in conjunction with our acquisitions completed during 2006. Cash used by operating activities during the six months ended June 30, 2007 includes a $2.3 million increase in accounts receivable balances resulting from higher sales levels, and $1.3 million due to higher prepaid expenses and other current assets as a result of prepayments on Chinese steel purchases, prepaid insurance premiums and sales taxes at our Montreal location.
     Net cash provided by investing activities was $1.3 million for the six months ended June 30, 2007, compared to cash used in investing activities of $6.0 million during the same period in 2006. Cash provided by investing activities includes net proceeds of $2.0 million from the sale of the Wrexham, Wales, United Kingdom facility during the first quarter 2007 and net proceeds of $448,000 from the sale of the Troy, New York property during the second quarter 2007. Offsetting these sources of cash from investing activities are capital expenditures of $1.1 million. During the second quarter 2007, we obtained Board of Director approval for approximately $1.0 million of capital improvements, specifically related to our track component products, to be completed at our Huntington, West Virginia manufacturing facility. We anticipate that this project will be finalized during the first half of 2008. Our capital expenditures upgrade our machinery and equipment, improve our facilities, support new strategic initiatives or develop new products. We believe that the overall level of capital spending for our business segments is sufficient to remain competitive.
     Net cash used in financing activities was $2.1 million for the six months ended June 30, 2007, compared to $1.2 million of cash provided by financing activities during the comparable period in 2006. Cash used for financing activities in 2007 includes repayments of long-term debt obligations of $3.7 million and cash dividends of $1.1 million on common stock paid to shareholders. On March 30, 2007, we used the majority of the proceeds from the sale of the Wrexham facility to repay a term loan from a United Kingdom financial institution, which had an outstanding principal balance of $1.7 million (£869,000 pounds sterling). Cash provided by financing activities in 2007 includes $2.7 million of net borrowings on working capital facilities.
Financial Condition
     At June 30, 2007, total assets were $104.6 million, an increase of $2.9 million or 2.9%, from $101.7 million at December 31, 2006. The increase at June 30, 2007 is primarily due to higher accounts receivable of $2.2 million, higher property, plant and equipment of $659,000 and higher prepaid expenses and other current assets of $1.3 million, primarily to support operations in the current period. In addition, intangible assets and goodwill increased $1.1 million due to an increase in the foreign currency translation of Canadian dollars from 0.8576 per U.S. dollar at December 31, 2006 to 0.9385 per U.S. dollar at June 30, 2007. Partially offsetting these increases is a decrease due to the sale of $2.5 million in long-lived assets that were held for sale as of December 31, 2006.
     Total outstanding debt obligations were $19.4 million at June 30, 2007, which is consistent with $19.4 million at December 31, 2006. In March 2007, we repaid the outstanding principal balance of one of the Coronet Rail acquisition term loans, which reduced our debt balance by $1.7 million. Additionally, during the six months ended June 30, 2007, we repaid $1.0 million of long-term debt obligations. Short-term borrowings on our working capital facilities increased by $2.7 million during the current period.
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
     As a result of the Vulcan asset acquisition, we assigned fair values of $2.2 million to customer relationships, $890,000 to a unique customer relationship, $342,000 to vehicle restraint assembly technology (G-Van patent), $47,000 to a supply agreement and $5,000 to non-compete agreements. We also determined that there was $830,000 of goodwill to be recorded as part of this transaction. The goodwill balance increased to $894,000 at June 30, 2007, primarily due to accrued earn-out based upon sales volume, which is recorded as an increase of the total purchase price. In addition, we have estimated that the customer relationships, a unique customer relationship, vehicle restraint assembly technology, supply agreement, and non-compete agreements have definite lives of 19 years, 17 years, 11 years, 3 years and 7 years, respectively, due to our estimates that the projected economic earnings associated with these intangible assets will begin to lapse after these time frames. In the future, we will monitor these assets to determine if certain events occur that would cause the lives assigned to these intangible assets to become shorter than originally assigned, and thereby, we would assign a shorter future estimated life based on the years that we feel that the product would have value in the marketplace and record an impairment charge in the proper accounting period.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to interest rate risk on our long-term debt obligations and our working capital facilities are under floating interest rate arrangements. We have determined that these risks are not significant enough to warrant hedging programs. If interest rates increase we will be exposed to higher interest rates and we will be required to use more cash to settle our long-term debt obligations. As interest rates increase on our variable long-term debt, it will have a negative impact on future earnings because the interest rates will increase our interest expense. Conversely, if interest rates decrease on our variable long-term debt, it will have a positive impact on future earnings because lower interest rates will decrease our interest expense. Based upon our long-term debt amounts as of June 30, 2007, for every 1% increase or decrease in the interest rate on our long-term debt, our annual interest expense will fluctuate by approximately $194,000.
     In addition, we are exposed to foreign currency translation fluctuations with our international operations. We do not have any foreign exchange derivative contracts to hedge against foreign currency exposures. Therefore, we are exposed to the related effects when foreign currency exchange rates fluctuate. If the U.S. dollar strengthens against the Canadian dollar and/or the British pound sterling, the translation rate for these foreign currencies will decrease, which will have a negative impact on our operating income. For example, for the three and six months ended June 30, 2007, for every 1/100 change in the exchange rate of the Canadian dollar to the U.S. dollar, our Canadian operation’s operating income would have changed by $11,000 and $24,000, respectively. Further, for every 1/100 change in the exchange rate of the British pound sterling to the U.S. dollar, the impact on operating income for our United Kingdom operation for the three and six months ended June 30, 2007 would have been $3,000 and $7,000, respectively. Foreign currency translation fluctuations have no impact on cash flows as long as we continue to reinvest any profits back into the respective foreign operations.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are involved from time to time in lawsuits that arise in the normal course of business. We actively and vigorously defend all lawsuits. We have been named with numerous other defendants in an environmental lawsuit. The plaintiff seeks to recover costs which it has incurred, and may continue to incur, to investigate and remediate its former property as required by the New York State Department of Environmental Conservation (NYSDEC). We have not been named as a liable party by the NYSDEC and believe we have no liability to the plaintiff in the case. We filed a motion for summary judgment seeking a ruling to have us dismissed from the case. In November 2003, the motion for summary judgment was granted and we were dismissed from the case by the United States District Court for the Northern District of New York. In March 2004, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit, appealing, in part, the District Court’s decision to dismiss all claims against us. In April 2005, the plaintiff’s appeal was dismissed by the Second Circuit Court without prejudice, and the matter was remanded to the United States District Court for the Northern District of New York for consideration in light of a recent United States Supreme Court decision. As a result, in June 2006, the District Court dismissed all claims brought by the plaintiff pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA or SuperFund). On July 24, 2006, the plaintiff filed a notice of appeal to the Second Circuit. All appellate briefs have been filed by the parties but oral argument has not yet been scheduled. Ongoing litigation may be protracted, and we may incur additional ongoing legal expenses, which are not estimable at this time.
ITEM 1A. RISK FACTORS
     There are no changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K. However, as further described below, an additional Risk Factor has developed during the current reporting period.

     During the second quarter 2007, we became aware of a potential problem with RMP’s Bonded to Rail (BTR) joint bars in which the epoxy that is used as the primary method of adhesion to the rail has failed in certain instances. The BTR is a finished good which contains two sections of rail, two joint bars and necessary hardware, and is sold as a final assembled product. We have notified our BTR customers of this potential flaw. We are currently investigating the cause of the BTR failure and are performing field inspections of BTRs that may have been affected. Company personnel have identified the potential time period during which these BTRs were manufactured and are continuing the investigation in order to determine the cause of the problem and to correct any possible deficiencies.
     We provide a standard one-year replacement warranty for defective products, including BTRs. Accordingly, we have accounted for any contingent costs associated with the remediation of the BTRs under FASB 5 Accounting for Contingencies, specifically Accrual for Loss Contingencies and Obligations Related to Product Warranties and Product Defects. Because it is probable that a liability has been incurred as of June 30, 2007, and the amount of loss can be reasonably estimated to be $800,000 as of June 30, 2007, a liability has been established in the amount of $800,000 as of June 30, 2007. This amount is included in other accrued liabilities in the condensed consolidated balance sheet. Expense of $760,000 was recognized during the second quarter 2007 and is included in cost of goods sold in the RMP business segment, specifically within track component products. Although we believe that $800,000 is a reasonable estimate of our potential exposure for warranty claims on BTRs as of June 30, 2007, changes in the components of our estimate due to new information and future events could cause this estimate to vary significantly. There can be no assurance at this point that future costs pertaining to this issue will not have a material impact on our financial condition or results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Nothing to report under this item.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Nothing to report under this item.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our annual meeting of shareholders was held on June 14, 2007. At the annual meeting, shareholders considered the election of eleven (11) directors to the Board of Directors for a one year term. Of the 9,080,370 shares present by proxy, the following is the number of shares voted for, or withheld, as well as broker non-votes.
     1. With respect to the election of eleven (11) directors whose terms expire in 2008:

	For	Withheld	Broker Non-Vote

Marshall T. Reynolds	8,930,777	149,593	514,185
John S. Cooper	8,931,577	148,793	514,185
Carl M. Callaway	7,117,725	1,962,645	514,185
Philip E. Cline	8,923,469	156,901	514,185
Daniel P. Harrington	7,120,213	1,960,157	514,185
A. Michael Perry	7,117,575	1,962,795	514,185
Douglas V. Reynolds	7,112,933	1,967,437	514,185
Neal W. Scaggs	7,111,833	1,968,537	514,185
Phillip Todd Shell	9,067,476	12,894	514,185
Kirby J. Taylor	8,924,577	155,793	514,185
Thomas W. Wright	7,120,081	1,960,289	514,185
ITEM 5. OTHER INFORMATION
     Nothing to report under this item.

ITEM 6. EXHIBITS
(a)	Exhibits filed as part of this Form 10-Q:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTEC RAIL PRODUCTS, INC.
Date: August 7, 2007	By:	/s/ Richard J. Jarosinski
Richard J. Jarosinski, President and Chief Executive Officer

Date: August 7, 2007	By:	/s/ John N. Pesarsick
John N. Pesarsick, Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002