Form 10-Q
period 2007-09-30
PORTEC RAIL PRODUCTS INC
filed 2007-11-07
CIK 1263074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
     As of October 31, 2007, there were 9,601,779 shares issued and outstanding of the Registrant’s Common Stock.

PORTEC RAIL PRODUCTS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Portec Rail Products, Inc.
Condensed Consolidated Balance Sheets

	September 30	December 31
	2007	2006
	(Unaudited)	(Audited)
	(In Thousands)
Assets
Current assets
Cash and cash equivalents	$4,045	$1,822
Accounts receivable, net	21,956	16,862
Inventories, net	22,806	23,255
Prepaid expenses and other current assets	1,551	647
Long-lived assets held for sale	—	2,525
Deferred income taxes	364	682

Total current assets	$50,722	$45,793

Property, plant and equipment, net of accumulated depreciation of $13,588 and $10,687 at September 30, 2007 and December 31, 2006, respectively	11,294	10,403
Intangible assets, net of accumulated amortization of $2,838 and $1,618 at September 30, 2007 and December 31, 2006, respectively	31,894	30,744
Goodwill	15,188	14,176
Other assets	792	566

Total assets	$109,890	$101,682

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$9,213	$5,655
Accounts payable	8,358	7,701
Accrued income taxes	800	995
Customer deposits	1,015	2,046
Accrued compensation	2,141	1,826
Other accrued liabilities	3,717	2,212
Deferred purchase price – current portion	460	587

Total current liabilities	25,704	21,022

Long-term debt, less current maturities	10,475	13,737
Accrued pension costs	3,955	3,336
Deferred income taxes	11,065	9,517
Deferred purchase price, less current maturity	—	294
Other long-term liabilities	377	680

Total liabilities	51,576	48,586

Commitments and Contingencies	—	—

Shareholders’ equity:
Common stock, $1 par value, 50,000,000 shares authorized, 9,601,779 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	9,602	9,602
Additional paid-in capital	25,328	25,290
Retained earnings	22,589	19,647
Accumulated other comprehensive gain/(loss)	795	(1,443)

Total shareholders’ equity	58,314	53,096

Total liabilities and shareholders’ equity	$109,890	$101,682

See Notes to Condensed Consolidated Financial Statements

Portec Rail Products, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(Dollars in Thousands, Except Per Share Data)
Net sales	$27,998	$24,282	$84,572	$76,369
Cost of sales	18,803	16,639	58,228	53,403

Gross profit	9,195	7,643	26,344	22,966

Selling, general and administrative	5,563	5,524	16,875	16,226
Amortization expense	315	218	924	636

Operating income	3,317	1,901	8,545	6,104

Interest expense	323	287	947	792
Other expense, net	191	102	289	173

Income before income taxes	2,803	1,512	7,309	5,139
Provision for income taxes	913	311	2,327	1,383

Net income	$1,890	$1,201	$4,982	$3,756

Earnings per share
Basic and diluted	$0.20	$0.13	$0.52	$0.39

Weighted average shares outstanding
Basic and diluted	9,601,779	9,601,779	9,601,779	9,601,779

Dividends per share	$0.06	$0.06	$0.18	$0.18
See Notes to Condensed Consolidated Financial Statements

Portec Rail Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30
	2007	2006
	(In Thousands)
Operating Activities
Net income	$4,982	$3,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,763	1,512
Amortization expense	924	636
Provision for doubtful accounts	79	36
Deferred income taxes	(217)	(328)
Pension expense	53	21
Loss on sale of fixed assets	133	89
Stock based compensation expense	38	—
Impairment of long-lived assets	50	100
Changes in operating assets and liabilities:
Accounts receivable	(5,106)	(2,916)
Inventories	1,481	(563)
Prepaid expenses and other current assets	(889)	(718)
Accounts payable	1,294	1,806
Income taxes payable	(219)	(101)
Accrued expenses	(94)	(921)

Net cash provided by operating activities	4,272	2,409

Investing Activities
Purchase of property, plant and equipment	(1,484)	(1,528)
Proceeds from sale of assets	2,436	1
Business acquisition, net of cash acquired	—	(4,826)
Contingent consideration — business acquisition	(116)	—

Net cash provided by (used in) investing activities	836	(6,353)

Financing Activities
Net increase in working capital facilities	3,237	18
Principal payments on promissory notes	(280)	(280)
Proceeds from term loans	54	4,178
Principal payments on term loans	(4,326)	(1,993)
Principal payments on capital leases	(62)	(49)
Fees paid to obtain new financing	—	(74)
Cash dividends paid to shareholders	(1,728)	(1,728)

Net cash (used in) provided by financing activities	(3,105)	72

Effect of exchange rate changes on cash and cash equivalents	220	103

Increase (decrease) in cash and cash equivalents	2,223	(3,769)
Cash and cash equivalents at beginning of period	1,822	5,367

Cash and cash equivalents at end of period	$4,045	$1,598

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$953	$808

Income taxes	$2,860	$2,197

See Notes to Condensed Consolidated Financial Statements

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1: Organization
Portec Rail Products, Inc. (sometimes herein referred to as “we”, “our”, “us”, the “Company”, or “Portec Rail Products”) was incorporated in West Virginia in 1997, in conjunction with the purchase of rail-related assets and select material handling assets of Portec, Inc. We along with our predecessor, Portec Inc., have served the railroad industry since 1906 by manufacturing, supplying and distributing a broad range of rail products, including rail joints, rail anchors, rail spikes, railway friction management products and systems, railway wayside data collection and data management systems and freight car securement devices. We also manufacture material handling equipment at our Leicester, England operation. We serve both the domestic and international markets. Our manufacturing facilities are located in Huntington, West Virginia; St. Jean, Quebec, Canada; Vancouver, British Columbia, Canada; Leicester, England, United Kingdom; and Sheffield, England, United Kingdom. We operate an engineering and assembly facility located in Dublin, Ohio, and have offices near Chicago, Illinois, and Montreal, Quebec, Canada. Our corporate headquarters is located near Pittsburgh, Pennsylvania.
Note 2: Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Portec Rail Products, Inc.; Salient Systems, Inc. (Salient Systems), our wholly-owned United States subsidiary; Portec Rail Nova Scotia Company, our wholly-owned Canadian subsidiary; and Portec Rail Products (UK) Ltd., our wholly-owned United Kingdom subsidiary (United Kingdom). All significant intercompany balances and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, we believe that the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the 2006 Annual Report on Form 10-K. The balance sheet information as of December 31, 2006 was derived from our audited balance sheet included in our 2006 Annual Report on Form 10-K. Unless otherwise indicated, all dollar amounts are in U.S. dollars. Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on net earnings.
Note 3: Acquisition of Vulcan Chain Corporation Assets
On October 10, 2006, we acquired the railroad product line assets of Vulcan Chain Corporation (Vulcan), a Detroit, Michigan manufacturer of freight securement products for the railroad industry, for a total purchase price of $4,479,000 including direct acquisition costs of $143,000. The acquired assets include certain patent interests, equipment, and other intangible assets. Of the $4,479,000 purchase price, $4,330,000 was paid at closing and was financed with borrowings from our National City Bank revolving credit facility along with available cash balances. On November 7, 2006, we entered into a $3,000,000 five-year term loan from National City Bank. Portec Rail Products, Inc. is the sole guarantor of the term loan with substantially all of our United States assets pledged as collateral. The proceeds from this term loan were used to repay the revolving credit facility balance. In addition to the $4,330,000 paid at closing, an earn-out provision based upon the sales volume of the acquired product line will be paid to the former owners of Vulcan over a three year period. Vulcan’s railroad product line is a major supplier of new and reconditioned tie-down systems for the shipment of new automobiles and vans by the rail industry. Vulcan’s products complement our existing Shipping Systems Division products. Accordingly, all assets and liabilities are included in the Shipping Systems segment, and the results of

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
operations for Vulcan have been included in the Shipping Systems segment and consolidated financial statements since the date of acquisition.
In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, we accounted for the acquisition using the purchase method of accounting. Accordingly, the assets and liabilities of Vulcan were adjusted to fair value as of the acquisition date. In addition, all identifiable intangible assets were recorded at fair value and included as part of net assets acquired. The fair value of intangible assets has been determined by an independent valuation expert. The acquired assets include $3,453,000 of intangible assets other than goodwill. Of the $3,453,000 of acquired intangible assets, a value of $2,169,000 was assigned to customer relationships, which will be amortized on a straight-line basis over an estimated useful life of 19 years; a value of $890,000 was assigned to a unique customer relationship, which will be amortized on a straight-line basis over an estimated useful life of 17 years: a value of $342,000 was assigned to vehicle restraint assembly technology (G-Van patent), which will be amortized on a straight-line basis over an estimated useful life of 11 years; a value of $47,000 was assigned to a supply agreement, which will be amortized on a straight-line basis over an estimated useful life of 3 years; and a value of $5,000 was assigned to non-compete agreements with the owners and one former employee of Vulcan, which will be amortized on a straight-line basis over an estimated useful life of 7 years. As part of this transaction, we recorded $830,000 of goodwill, which represents the excess purchase price over the fair value of net assets acquired. The goodwill balance increased to $939,000 at September 30, 2007, primarily due to accrued earn-out based upon sales volume, which is recorded as an increase of the total purchase price in accordance with SFAS 141 Business Combinations. During the nine months ended September 30, 2007, we made total earn-out payments of $77,000 to the former owners of Vulcan. In accordance with SFAS No. 142, goodwill will not be amortized, but evaluated for impairment annually. All intangible assets resulting from the acquisition are included in the Shipping Systems segment. The purchase price allocations are subject to adjustment and may be modified within one year of the acquisition. Subsequent changes are not expected to have a material effect on our consolidated financial position, or results of operations.
The following summarizes the estimated fair values at the acquisition date:

October 10
2006
(In Thousands)
Property, plant and equipment, net	$196

Intangible Assets	3,453
Goodwill	830

Total assets acquired	$4,479

Note 4: Acquisition of Coronet Rail, Ltd.
On April 12, 2006, Portec Rail Products (UK) Ltd., our wholly-owned subsidiary, acquired 100% of the outstanding common stock of Coronet Rail, Ltd. (Coronet Rail), effective as of April 8, 2006, for a total purchase price of $5,762,000 (£3,310,000 pounds sterling), including direct acquisition costs of $179,000 (£103,000 pounds sterling). The total cash purchase price was $5,762,000, of which $4,178,000 (£2,400,000 pounds sterling) was paid at closing and financed by a United Kingdom financial institution in the form of: 1) a $2,611,000 (£1,500,000 pounds sterling) five-year term loan and 2) a $1,567,000 (£900,000 pounds sterling) fifteen-year term loan. Portec Rail Products (UK) Ltd. is the sole guarantor of the term loans with substantially all of our United Kingdom assets pledged as collateral. In addition to the $4,178,000 (£2,400,000 pounds sterling) paid at closing, a deferred purchase price of $1,044,000 (£600,000 pounds sterling) without interest is to be paid to the former shareholders of Coronet Rail over the subsequent 24-month period in equal, quarterly installments. Under the terms of the share purchase agreement executed in conjunction with the purchase of Coronet Rail, a working capital adjustment of $361,000 (£207,000 pounds sterling) was paid to the former shareholders of Coronet Rail

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
in June 2006. Coronet Rail is a major supplier of insulated rail joints and track fasteners to the United Kingdom railways, and is operated under our United Kingdom business segment. Accordingly, all assets and liabilities are included in the United Kingdom segment, and the results of operations for Coronet Rail have been included in the United Kingdom segment and consolidated financial statements since the effective date of the acquisition. In March 2007, we sold our Wrexham, Wales, United Kingdom property for £1,025,000 pounds sterling (approximately $2.0 million U.S. dollars) and used the majority of the proceeds to repay in full the fifteen-year term loan in the original amount of £900,000 pounds sterling (See Note 6 for further details).
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

PRO FORMA FINANCIAL INFORMATION — CORONET RAIL, LTD. ACQUISITION
The following table presents the unaudited pro forma financial information of the Company including Coronet Rail for the three and nine months ended September 30, 2007 and 2006, as if the acquisition had occurred on the first day of each

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
period presented, after giving effect to certain purchase accounting adjustments. The pro forma adjustments include the recording of a consulting agreement, the recording of director salaries, the recording of interest expense for the debt incurred to finance the acquisition, the recording of amortization expense for acquired intangibles, and the elimination of intercompany management fees. The pro forma information is presented for information purposes only and is not necessarily indicative of results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(Dollars in Thousands, Except Per Share Data)
Pro forma net sales	$27,998	$24,282	$84,572	$78,412
Pro forma net income	$1,890	$1,201	$4,982	$3,996
Pro forma net income per basic and diluted share	$0.20	$0.13	$0.52	$0.42
Shares used for basic and diluted computation	9,601,779	9,601,779	9,601,779	9,601,779
Note 5: Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for all inventories. Inventory costs include material, labor and manufacturing overhead.
The major components of inventories are as follows:

	September 30	December 31
	2007	2006
	(In Thousands)
Raw materials	$12,262	$11,109
Work in process	516	700
Finished goods	10,463	11,751

	23,241	23,560
Less reserve for slow-moving and obsolete inventory	435	305

Net inventory	$22,806	$23,255

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 6: Long-Term Debt
Long-term debt consists of the following:

	September 30	December 31
	2007	2006
	(In Thousands)
National City Bank Credit Facility: (a)
Term loan – Kelsan acquisition	$9,062	$9,350
Term loan – Vulcan asset acquisition	2,500	2,950
Revolving credit facility – United States	4,650	850
Revolving credit facility – Canada	—	1,029

United Kingdom loans: (b)
Term loans – Coronet Rail acquisition	2,314	4,307
Working capital facility – invoice discounting	552	—
Working capital facility – overdraft	—	—
Term loans – vehicles	44	—

Promissory notes – Salient Systems acquisition (c)	560	840
Revolving credit facility – Boone County Bank, Inc. (d)	—	—
Capitalized lease obligations	6	66

	19,688	19,392
Less current maturities	9,213	5,655

	$10,475	$13,737

(a) National City Bank Credit Facility
Our credit facility with National City Bank is a term loan and revolving credit facility that provided the financing for the Kelsan acquisition in November 2004 and the Vulcan asset acquisition in October 2006, and also supports the working capital requirements of our United States and Canadian business units. The components of this facility are as follows: 1) a $7.0 million United States revolving credit facility; 2) a $4.2 million ($5.0 million CDN) revolving credit facility for our Canadian operations; 3) an outstanding term loan in the original amount of $14.9 million ($17.6 million CDN) provided for the Kelsan acquisition in November 2004; and 4) an outstanding term loan in the original amount of $3.0 million provided in November 2006 for the Vulcan Chain product line acquisition. As of September 30, 2007, we had the ability to borrow an additional $6.2 million under the U.S. and Canadian revolving credit facilities.
This agreement contains certain financial covenants that require us to maintain a current ratio, cash flow coverage and leverage ratios, and to maintain minimum amounts of tangible net worth. This credit facility further limits capital expenditures, sales of assets, and additional indebtedness. At September 30, 2007, we were in compliance with all of these financial covenants.
Term Loan – Kelsan Acquisition:
To finance the acquisition of Kelsan on November 30, 2004 we borrowed $14.9 million ($17.6 million CDN) from National City Bank (Canada) through Portec Rail Nova Scotia Company, a wholly-owned subsidiary of Portec Rail Products, Inc. Portec Rail Nova Scotia Company is the borrower of the funds under the credit agreement, and Portec Rail Products, Inc. is the sole guarantor of the term loan with substantially all of our United States assets pledged as collateral. Under this seven-year term loan, our monthly principal payments are approximately $211,000 ($210,050 CDN). We have

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
the option to direct outstanding borrowings under a Canadian prime lending rate option, a Canadian Banker’s Acceptance Equivalent Note (“BA Note”) option, or utilize a combination of both of these options at our discretion. Interest rates under these options are the prevailing Canadian prime rate plus an applicable margin of 0.75% to 1.75% (prime rate option), or the BA Note interest rate plus an applicable margin of 1.75% to 2.75% (BA Note option). As of September 30, 2007, we had outstanding borrowings of approximately $9.1 million ($9.0 million CDN) that were priced under the BA Note rate option at 6.70%. This term loan is scheduled to mature on November 30, 2011.
Term Loan – Vulcan Asset Acquisition:
On November 7, 2006, we borrowed $3.0 million from National City Bank to finance the Vulcan product line acquisition. Portec Rail Products, Inc. is the sole guarantor of the term loan with substantially all of our United States assets pledged as collateral. Under this five-year term loan, our monthly principal payments are $50,000. The outstanding principal balance accrues interest based upon the 30-day LIBOR rate plus 1.5%. As of September 30, 2007, we had outstanding borrowings of $2.5 million, which accrued interest at 6.65%. This term loan is scheduled to mature on October 31, 2011.
Revolving Credit Facility – United States:
Our U.S. revolving credit facility permits borrowings up to $7.0 million to support the working capital requirements of our United States operations. Included in the $7.0 million is a sub-limit of $1.6 million for standby and commercial letters-of-credit. Outstanding borrowings under this facility can be priced at a prime-based rate or a LIBOR-based rate. As of September 30, 2007, outstanding borrowings under this facility were approximately $4.6 million and accrued interest at 7.00%. As of September 30, 2007, one commercial letter-of-credit was outstanding in the amount of $357,000. This credit facility expires on September 30, 2010.
Revolving Credit Facility – Canada:
The working capital requirements for our Canadian operations are supported by a $4.2 million ($5.0 million CDN) revolving credit facility. Included within the $4.2 million is a sub-limit of $335,000 ($400,000 CDN) for standby and commercial letters of credit. The interest rate is the Canadian prime rate plus 1.0%. Borrowings on this facility accrued interest at 7.25% at September 30, 2007. As of September 30, 2007, there were no outstanding borrowings under this facility. This facility is scheduled to expire on December 31, 2008.
(b) United Kingdom Loans
Term Loans — Coronet Rail Acquisition:
To finance the acquisition of Coronet Rail on April 12, 2006, our United Kingdom subsidiary borrowed $4.2 million (£2.4 million pounds sterling) from a United Kingdom financial institution in the form of: 1) a $2.6 million (£1.5 million pounds sterling) five-year term loan at an interest rate equal to the financial institution’s base rate plus 1.75% and 2) a $1.6 million (£900,000 pounds sterling) fifteen-year term loan at an interest rate equal to the financial institution’s base rate plus 1.25%. Portec Rail Products (UK) Ltd. is the guarantor of the term loans with substantially all of our United Kingdom assets pledged as collateral. Monthly principal payments are approximately $45,000 (£22,000 pounds sterling) for the five-year term loan and $6,000 (£3,000 pounds sterling) for the fifteen-year term loan. On March 30, 2007 the fifteen-year term loan in the original amount of $1.6 million (£900,000 pounds sterling) was repaid in full with proceeds from the sale of the Wrexham, Wales property (See Note 12 for additional information). As of September 30, 2007, the outstanding principal balance of the remaining term loan was approximately $2.3 million (£1.1 million pounds sterling). As of September 30, 2007, the interest rate on the principal balance outstanding was 7.50%. The term loan in the original amount of $2.6 million is scheduled to mature on April 12, 2011. This agreement contains certain financial covenants that require us to maintain senior interest and cash flow coverage ratios. We were in compliance with these financial covenants as of September 30, 2007.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Working Capital Facility – Invoice Discounting:
In conjunction with the acquisition of Coronet Rail on April 12, 2006, we entered into an accounts receivable factoring facility (“invoice discounting”) with a United Kingdom financial institution that permits Coronet Rail to borrow up to 85% of its eligible accounts receivable, to a maximum of $1.5 million (£750,000 pounds sterling) for its working capital requirements. In August 2007, the interest rate changed to the financial institution’s base rate plus 1.85%. Previously, the interest rate on this working capital facility was the financial institution’s base rate plus 2.0%. At September 30, 2007, the interest rate on this facility was 7.75%. As of September 30, 2007, the outstanding borrowings under this facility were $552,000 (£270,000 pounds sterling). The initial term of this facility was one year; however in April 2007 the financial institution extended the agreement on a month-to-month basis. There is a requirement to provide the financial institution with a formal three month advance notification to cancel this facility. In September 2007, we submitted a formal notice of termination to the financial institution; consequently, our agreement will terminate on December 31, 2007.
Working Capital Facility – Overdraft:
The working capital facility for Portec Rail Products (UK) Ltd. includes an overdraft availability of $1.4 million (£700,000 pounds sterling); $344,000 (£175,000 pounds sterling) for the issuance of performance bonds, and $79,000 (£40,000 pounds sterling) for the negotiation of foreign checks. This credit facility supports the working capital requirements of Portec Rail Products (UK) Ltd. and is collateralized by substantially all of the assets of Portec Rail Products (UK) Ltd. and its wholly-owned subsidiaries, including Coronet Rail, Ltd. The interest rate on this overdraft facility is the financial institution’s base rate plus 1.5%. For any borrowings in excess of $1.5 million (£750,000 pounds sterling) that the financial institution approves, the interest rate is the financial institution’s base rate plus 3.5%. There were no outstanding borrowings as of September 30, 2007; however, our availability under this credit facility was reduced due to outstanding performance bonds in the amount of $318,000 (£156,000 pounds sterling) as of September 30, 2007. This facility is scheduled to expire on April 24, 2008.
(c) Salient Systems Promissory Notes
In connection with the acquisition of Salient Systems on September 30, 2004, we executed two promissory notes. One promissory note was executed with Harold Harrison, the founder and former President and Chief Executive Officer of Salient Systems. This promissory note, in the aggregate principal amount of $1,064,000 is due to Mr. Harrison in four equal, annual installments of $266,000 beginning January 3, 2006 and ending January 3, 2009. A second promissory note was executed with Falls River Group, LLC, which acted as a financial advisor to Salient Systems. This promissory note, in the aggregate principal amount of $56,000 is due to Falls River Group, LLC in four equal, annual installments of $14,000 beginning January 3, 2006 and ending January 3, 2009. Principal payments of $266,000 and $14,000, and accrued interest of $67,000, were made to the note holders in January 2007. The unpaid principal balance of the promissory notes accrues interest at the prime rate as published in the Wall Street Journal. All accrued and unpaid interest is payable annually beginning January 3, 2006. The outstanding balance on the promissory notes accrued interest at 7.75% as of September 30, 2007. As of September 30, 2007 we had accrued interest of $35,000 related to these promissory notes.
(d) Revolving Credit Facility – Boone County Bank, Inc.
We have a $2.0 million line of credit with Boone County Bank, Inc. to fund capital expenditures for our United States business segments. Any advances on this line are made to term notes and the line availability is reduced by that amount. As of September 30, 2007, we had no outstanding borrowings under this facility. This facility has a current maturity date of July 15, 2008.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 7: Retirement Plans
The components of our net periodic pension expense (benefit) of our United States defined benefit pension plan are as follows for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(InThousands)
Interest cost	$133	$133	$401	$398
Expected return on plan assets	(157)	(161)	(471)	(485)
Amortization of unrecognized loss	33	26	97	80

Pension expense/(benefit)	$9	$(2)	$27	$(7)

No contributions were made to this pension plan during 2006 and we do not anticipate making any contributions to this pension plan during 2007.
The components of net periodic pension expense (benefit) of our United Kingdom defined benefit pension plans (the Portec Rail Plan and Conveyors Plan) are as follows for the three and nine months ended September 30, 2007 and 2006:

	Portec Rail Plan
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(In Thousands)
Interest cost	$81	$73	$240	$213
Expected return on plan assets	(89)	(80)	(263)	(232)
Amortization of transition amount	(15)	(14)	(45)	(40)
Amortization of unrecognized loss	34	32	100	91

Pension expense	$11	$11	$32	$32

	Conveyors Plan
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(In Thousands)
Interest cost	$19	$17	$55	$48
Expected return on plan assets	(19)	(16)	(55)	(48)
Amortization of transition amount	(3)	(3)	(9)	(8)
Amortization of unrecognized loss	1	1	3	4

Pension (benefit)	$(2)	$(1)	$(6)	$(4)

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. We contributed $151,000 (£74,000 pounds sterling) and $39,000 (£19,000 pounds sterling) to the Portec Rail Plan and the Conveyors Plan, respectively, for the three and nine month periods ended September 30, 2007. Our contributions to the Portec Rail Plan totaled $6,000 and $17,000 (£3,000 and £9,000 pounds sterling) for the three and

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
nine months ended September 30, 2006, respectively. No contributions were made to the Conveyors Plan during the nine months ended September 30, 2006.
Note 8: Comprehensive Income
Comprehensive income for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(In Thousands)
Net income	$1,890	$1,201	$4,982	$3,756
Minimum pension liability adjustment, net of tax	(41)	(17)	(95)	(110)
Foreign currency translation adjustments, net of tax	1,127	7	2,334	673

Comprehensive income	$2,976	$1,191	$7,221	$4,319

Note 9: Earnings Per Share
Basic earnings per share (EPS) is computed as net income available to common shareholders divided by the weighted average common shares outstanding. Diluted earnings per share considers the potential dilution that occurs related to issuance of common stock under stock option plans. We calculated the dilutive effect of our stock options in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128), and determined that our stock options have an anti-dilutive effect on earnings per share, as the incremental shares related to the stock options would reduce our average shares outstanding by 3,068 shares and 7,273 shares, respectively, for the three and nine months ended September 30, 2007. As such, the anti-dilutive shares are not included in the calculation of diluted earnings per share.
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

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 10: Commitments and Contingencies
Contractual Obligations
The following is a summary of our contractual obligations as of September 30, 2007, due on a calendar year basis:

		Less			More
		than 1	1 – 3	3 – 5	than 5
Contractual Obligations	Total	year	years	years	years
		(In Thousands)
Term loans	$14,480	$974	$8,055	$5,451	$—
Working capital facilities	5,202	5,202	—	—	—
Operating leases (1)	5,020	339	1,879	1,159	1,643
Purchase obligations	3,423	3,423	—	—	—
Future interest payments (2)	1,812	228	1,317	267	—
Pension contributions (3)	682	—	682	—	—
Deferred purchase price (4)	460	153	307	—	—
Capital leases	6	6	—	—	—

Total contractual obligations (5)	$31,085	$10,325	$12,240	$6,877	$1,643

(1)	The majority of our future operating lease obligations are for property leases at our operating locations. There are no unusual terms or conditions within these leases.

(2)	Represents future interest payments on long-term debt obligations as of September 30, 2007. Assumes that the interest rates on our long-term debt agreements at September 30, 2007 (See Note 6 of the consolidated financial statements of Form 10-Q) will continue for the life of the agreements.

(3)	Pension plan contributions that may be required more than one year from September 30, 2007 will be dependent upon the performance on plan assets

(4)	Represents the deferred purchase price obligation related to the purchase of Coronet Rail in April 2006.

(5)	During the first quarter 2007, we recognized a liability of $313,000 for uncertain tax positions in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48). See Note 14, Change in Accounting Principle. This amount is included within other long-term liabilities on the September 30, 2007 consolidated balance sheet. However, because of the high degree of uncertainty regarding the timing of future cash outflows associated with this FIN 48 liability, we cannot reasonably estimate the periods of related future payments, and as such, we have excluded the FIN 48 liability from the contractual obligations table.
Contingencies
During the second quarter 2007, we became aware of a potential problem with RMP’s Bonded to Rail (BTR) joint bars in which the epoxy that is used as the primary method of adhesion to the rail appeared to fail in certain instances. The BTR is a finished good which includes two sections of rail, two joint bars and necessary hardware, and is sold as a final assembled product. We have notified our BTR customers of this potential problem. We are currently investigating the cause of the epoxy failure and are performing field inspections of BTRs that may have been affected. Company personnel have identified the potential time period during which these BTRs were assembled and are continuing the investigation in order to determine the cause of the problem and to correct any possible deficiencies.
We provide a standard one-year replacement warranty for defective products, including BTRs. Accordingly, we have accounted for any contingent costs associated with the remediation of the BTRs under FASB 5 Accounting for Contingencies, specifically Accrual for Loss Contingencies and Obligations Related to Product Warranties and Product Defects. Because it is probable that a liability had been incurred as of June 30, 2007, and the amount of loss could be reasonably estimated, a warranty reserve was established in the amount of $800,000 as of June 30, 2007. During the third quarter 2007, we reviewed our warranty reserve requirement, as new information became available, defective products

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
were repaired, replacement products were provided to customers, and in some instances product was repaired on-site at customer locations. For the three and nine months ended September 30, 2007, we recognized warranty expense of $300,000 and $760,000, respectively, related to potentially defective BTRs. These amounts are included in cost of goods sold for the RMP business segment. The balance in the warranty reserve at September 30, 2007 is $752,000, which management expects to be adequate to cover expected future costs associated with the potentially defective BTRs. Although we believe that $752,000 is a reasonable estimate of our potential exposure for warranty claims on BTRs as of September 30, 2007, changes in the components of our estimate due to new information and future events could cause this estimate to vary significantly. There can be no assurance at this point that future costs pertaining to this issue will not have a material impact on our financial condition or results of operations.
Litigation
We are involved from time to time in lawsuits that arise in the normal course of business. We actively and vigorously defend all lawsuits. We have been named with numerous other defendants in an environmental lawsuit. The plaintiff seeks to recover costs which it has incurred, and may continue to incur, to investigate and remediate its former property as required by the New York State Department of Environmental Conservation (NYSDEC). We have not been named as a liable party by the NYSDEC and we believe we have no liability to the plaintiff in the case. We filed a motion for summary judgment seeking a ruling to have us dismissed from the case. In November 2003, the motion for summary judgment was granted and we were dismissed from the case by the United States District Court for the Northern District of New York. In March 2004, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit, appealing, in part, the District Court’s decision to dismiss all claims against us. In April 2005, the plaintiff’s appeal was dismissed by the Second Circuit Court without prejudice, and the matter was remanded to the United States District Court for the Northern District of New York for consideration in light of a recent United States Supreme Court decision. As a result, in June 2006, the District Court dismissed all claims brought by the plaintiff pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA or Superfund). On July 24, 2006, the plaintiff filed a notice of appeal to the Second Circuit. All appellate briefs have been filed by the parties but oral argument has not yet been scheduled. Ongoing litigation may be protracted, and we may incur additional ongoing legal expenses, which are not estimable at this time.
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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
		(In Thousands)
External Sales
RMP	$13,234	$11,577	$38,430	$35,726
SSD	2,012	754	6,227	2,607
Canada	4,579	4,050	18,265	17,038
United Kingdom	8,173	7,901	21,650	20,998

Total	$27,998	$24,282	$84,572	$76,369

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
		(In Thousands)
Intersegment Sales
RMP	$544	$504	$1,662	$1,696
SSD	—	1	(3)	12
Canada	1,632	1,333	5,418	4,997
United Kingdom	—	3	146	15

Total	$2,176	$1,841	$7,223	$6,720

Total Sales
RMP	$13,778	$12,081	$40,092	$37,422
SSD	2,012	755	6,224	2,619
Canada	6,211	5,383	23,683	22,035
United Kingdom	8,173	7,904	21,796	21,013

Total	$30,174	$26,123	$91,795	$83,089

Operating Income (Loss)
RMP	$2,162	$1,671	$5,148	$4,688
SSD	323	43	961	183
Canada	325	87	2,450	1,245
United Kingdom	1,259	799	2,608	2,230
Corporate Shared Services	(752)	(699)	(2,622)	(2,242)

Total	3,317	1,901	8,545	6,104

Interest Expense	323	287	947	792

Other Expense, net	191	102	289	173

Income Before Income Taxes	$2,803	$1,512	$7,309	$5,139

Depreciation
RMP	$215	$198	$619	$585
SSD	43	6	110	16
Canada	180	165	547	437
United Kingdom	177	150	405	410
Corporate Shared Services	29	22	82	64

Total	$644	$541	$1,763	$1,512

Amortization
RMP	$2	$—	$4	$—
SSD	54	—	161	—
Canada	195	177	555	525
United Kingdom	64	41	204	111

Total	$315	$218	$924	$636

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
		(In Thousands)
Capital Expenditures
RMP	$211	$40	$504	$311
SSD	32	—	497	37
Canada	136	148	270	1,016
United Kingdom	13	39	148	98
Corporate Shared Services	17	12	65	66

Total	$409	$239	$1,484	$1,528

	September 30	December 31
	2007	2006
	(In Thousands)	(In Thousands)
Total Assets
RMP	$37,949	$40,903
SSD	8,032	7,571
Canada	40,686	30,022
United Kingdom	23,010	22,478
Corporate Shared Services	213	708

Total	$109,890	$101,682

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
As part of the reorganization plan, we incurred costs associated with exit and disposal activities, which we have recognized in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). All restructuring expenses are included within selling, general and administrative expenses on the consolidated income statement. For the nine months ended September 30, 2007, we incurred $14,000 (£7,000 pounds sterling) of expense related to employee termination benefits, which was incurred during the first quarter 2007. We have not incurred any expense related to contract termination costs or other expenses associated with the reorganization during the nine months ended September 30, 2007. We do not expect to incur additional restructuring costs for our United Kingdom operations in the future.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The following table summarizes the United Kingdom’s restructuring activities for the twelve months ended December 31, 2006 and for the nine months ended September 30, 2007:

		Employee	Lease	Other
		Termination	Termination	Associated
	Total	Benefits	Costs	Costs
	(In Thousands)
Beginning balance, January 1, 2006	$—	$—	$—	$—
Costs incurred	206	182	—	24
Cash payments	(155)	(131)	—	(24)
Adjustments	(11)	(11)	—	—

Ending balance, December 31, 2006	$40	$40	$—	$—

Costs incurred	14	14	—	—
Cash payments	(54)	(54)	—	—
Adjustments	—	—	—	—

Ending balance, September 30, 2007	$—	$—	$—	$—

Kelsan
On November 16, 2006, we restructured the Kelsan organization, which resulted in employee headcount reductions. Affected employees were entitled to receive employee termination benefits as long as they remained with Kelsan until their termination dates. As of December 31, 2006, all affected employees had been terminated. Additionally, all expenses related to the restructuring plan were incurred during 2006 and recognized in accordance with SFAS 146. As the restructuring plan was substantially complete as of December 31, 2006, we did not incur any additional expense related to employee termination costs during the nine months ended September 30, 2007. The remaining termination benefits were paid during the first quarter of 2007.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes Kelsan’s restructuring activities for the twelve months ended December 31, 2006 and the nine months ended September 30, 2007:

		Employee	Lease	Other
		Termination	Termination	Associated
	Total	Benefits	Costs	Costs
	(In Thousands)
Beginning balance, January 1, 2006	$—	$—	$—	$—
Costs incurred	105	105	—	—
Cash payments	(54)	(54)	—	—
Adjustments	—	—	—	—

Ending balance, December 31, 2006	$51	$51	$—	$—

Costs incurred	—	—	—	—
Cash payments	(51)	(51)	—	—
Adjustments	—	—	—	—

Ending balance, September 30, 2007	$—	$—	$—	$—

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

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Note 16: Stock Options
On January 16, 2007, the Company granted 79,250 stock options to certain employees with an exercise price of $9.65 per stock option, which is equal to the closing stock price on the date of grant. The stock options will vest ratably over a 5-year vesting period and will expire on January 16, 2017. These options were granted under the Portec Rail Products, Inc. 2006 Stock Option Plan (the Option Plan), which authorizes the issuance of up to 150,000 shares of common stock of Portec Rail Products, Inc. pursuant to grants of incentive and non-statutory stock options and will remain in effect for a period of ten years. We adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payments (SFAS 123(R)), effective January 1, 2006; however, we did not incur any compensation expense during 2006. For the three and nine months ended September 30, 2007, we recognized compensation expense of approximately $13,000 and $38,000, respectively, in accordance with SFAS 123(R). We expect to recognize additional compensation expense of approximately $231,000 over the remaining vesting period of the stock options. No stock option grants were forfeited during the nine months ended September 30, 2007.
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

Overview
     In the United States, Canada and the United Kingdom, we are a manufacturer, supplier and distributor of a broad range of rail products, including rail joints, rail anchors, rail spikes, railway friction management products and systems, railway wayside data collection and data management systems and load securement products. End users of our rail products include Class I railroads, short-line and regional railroads and transit systems. Our North American business segments along with the rail division of our United Kingdom business segment serve these end users. In addition, our United Kingdom business segment also manufactures and supplies material handling products primarily to end users within the United Kingdom. These products include overhead and floor conveyor systems, racking systems and mezzanine flooring systems. The end users of our material handling products are primarily in the manufacturing, distribution, garment and food industries.
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
     During 2007, the exchange rate of the U.S. dollar compared to foreign currencies of the countries in which we have operating locations has deteriorated significantly. The increase in value of the Canadian dollar compared to the U.S. dollar could result in an economic disadvantage for our Canadian operating locations, as lower cost products from the United States may become more economically viable alternatives to the products we offer. If the value of the U.S. dollar continues to deteriorate, or remain at the current levels for an extended period of time, this could result in negative business consequences for our Canadian operations. Alternatively, products that we produce in the United States may be more competitive in foreign markets that we serve. We do not have any control over exchange rates, as these are largely driven by worldwide economic factors.
Results of Operations
Three Months Ended September 30, 2007 compared to Three Months Ended September 30, 2006
     Net Sales. Net sales increased to $28.0 million for the three months ended September 30, 2007, an increase of $3.7 million or 15.3%, from $24.3 million for the comparable period in 2006. The increase in net sales is primarily attributable to increased sales of $1.6 million at RMP, $1.2 million at SSD and $529,000 at our Canadian operations. Of the $1.6 million increase in net sales at RMP, $844,000 reflects higher sales across all product lines, primarily track component products, and $814,000 is due to increased demand for Salient Systems’ products. Net sales at SSD increased $1.2 million primarily due to $910,000 of new sales contributed by the Vulcan asset acquisition, along with higher sales of other SSD products, primarily automotive products. Of the $529,000 increase in net sales at our Canadian operations, $302,000 reflects foreign currency translation that positively impacted net sales, and $227,000 is primarily due to higher sales of Kelsan friction management products.
     Gross Profit. Gross profit increased to $9.2 million for the three months ended September 30, 2007, an increase of $1.6 million or 20.3%, from $7.6 million for the comparable period in 2006. The increase in gross profit is attributable to higher gross profit of $510,000 at RMP, $462,000 at our United Kingdom operations and $432,000 at SSD. Gross profit at RMP increased $510,000 in the current period, primarily due to an increase in gross profit on Salient Systems’ products, primarily reflecting higher sales volume. Gross profit at RMP was negatively impacted by $300,000 in the current period for costs associated with potential warranty claims on BTR products (See Note 10, Commitments and

Contingencies, Page 15). Of the $462,000 increase in gross profit at our United Kingdom operations, $245,000 is primarily due to higher gross profit on friction management products in the current period, and $217,000 is due to foreign currency translation that positively impacted gross profit. The increase in gross profit at SSD during the current period includes $322,000 of gross profit contributed by the Vulcan asset acquisition, and $110,000 of additional gross profit on higher sales of other SSD products, primarily automotive products.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $5.6 million for the three months ended September 30, 2007, an increase of $39,000 or 0.7%, from $5.5 million for the comparable period in 2006. Our business segments experienced relatively stable selling, general and administrative expenses during the current period.
     Amortization Expense. Amortization expense increased to $315,000 for the three months ended September 30, 2007, an increase of $97,000 or 44.5%, from $218,000 for the comparable period in 2006. This increase is primarily due to amortization expense on intangible assets and deferred financing fees incurred as a result of the Vulcan asset acquisition in October 2006.
     Interest Expense. Interest expense increased to $323,000 for the three months ended September 30, 2007, an increase of $36,000 or 12.5%, from $287,000 for the comparable period in 2006. Total debt obligations increased to $19.7 million at September 30, 2007 from $17.7 million at September 30, 2006. The increase is due to higher short-term borrowings of $3.1 million, partially offset by a decrease in long-term debt of $1.0 million primarily reflecting the repayment of the Coronet Rail term loan in March 2007. (See Note 12, Restructuring Costs, page 18.)
     Other Expense. Other expense increased to $191,000 for the three months ended September 30, 2007, an increase of $89,000 or 87.3%, from $102,000 for the comparable period in 2006, primarily due to foreign currency transaction losses of $106,000 during the current period.
     Provision for Income Taxes. Provision for income taxes increased to $913,000 for the three months ended September 30, 2007, from $311,000 for the comparable period in 2006, reflecting an increase in income before taxes from $1.5 million for the three months ended September 30, 2006 to $2.8 million for the three months ended September 30, 2007. The effective tax rates on taxable income were 32.6% and 20.6% for the three months ended September 30, 2007 and 2006, respectively. Our consolidated effective tax rate reflects research and development tax credits received by our Canadian operations, which reduced income tax expense by $41,000 and $156,000, or 1.5% and 10.3% for the three months ended September 30, 2007 and 2006, respectively.
     Net Income. Net income increased to $1.9 million for the three months ended September 30, 2007, an increase of $689,000 or 57.4%, from $1.2 million for the comparable period in 2006. Our basic and diluted net income increased to $0.20 per share for the three months ended September 30, 2007, from $0.13 per share for the comparable period in 2006, on average shares outstanding of 9,601,779 for both periods.
Nine Months Ended September 30, 2007 compared to Nine Months Ended September 30, 2006
     Net Sales. Net sales increased to $84.6 million for the nine months ended September 30, 2007, an increase of $8.2 million or 10.7%, from $76.4 million for the comparable period in 2006. The increase in net sales is primarily attributable to increased sales of $3.6 million at SSD, $2.7 million at RMP, $1.2 million at our Canadian operations and $652,000 at our United Kingdom operations. Of the $3.6 million of higher sales at SSD, $2.6 million is due to new sales contributed by the Vulcan asset acquisition and $975,000 is due to higher sales of other SSD products, primarily automotive products. Net sales at RMP increased $2.7 million, of which $1.5 million is primarily due to higher sales of track component products and $1.2 million is due to higher sales of Salient Systems’ products. Net sales at our Canadian operations increased $1.2 million, of which $686,000 is due to higher sales of friction management products. In addition, $541,000 of foreign currency translation positively impacted net sales. The $652,000 increase in sales at our United Kingdom operations is the combination of a $1.7 million favorable foreign currency translation and a $1.5 million increase in sales as a result of the Coronet Rail acquisition in April 2006, partially offset by lower sales volume of material handling, friction management and track component products of $2.6 million.
     Gross Profit. Gross profit increased to $26.3 million for the nine months ended September 30, 2007, an increase of $3.3 million or 14.7%, from $23.0 million for the comparable period in 2006. The increase in gross profit is attributable to higher gross profit of $1.2 million at SSD, $984,000 at our Canadian operations, $658,000 at our United Kingdom operations and $567,000 at RMP. The increase in gross profit at SSD for the current period includes $927,000 of gross profit contributed by the Vulcan asset acquisition, and $242,000 of additional gross profit due to higher sales of other SSD products, primarily automotive products. Higher gross profit at our Canadian operations is primarily attributable to $795,000 of additional gross profit on higher sales volume of Kelsan’s friction management products, and $188,000 of favorable foreign currency translation. Increased gross profit of $658,000 at our United Kingdom operations is primarily due to $572,000 of foreign currency translation that positively impacted gross profit. The $567,000 increase in gross profit at RMP is primarily due to increased sales volume of Salient Systems’ products. Gross profit at RMP has been negatively impacted by $1.1 million in the current period for potential costs associated with warranty claims on BTR products (See Note 10, Commitments and Contingencies, Page 15).
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $16.9 million for the nine months ended September 30, 2007, an increase of $649,000 or 4.0%, from $16.2 million for the comparable period in 2006. The increase is primarily due to higher expenses of $381,000 in corporate shared services, $230,000 at SSD and $184,000 at our United Kingdom operations, partially offset by lower expenses of $248,000 at our Canadian operations. The increase in selling, general and administrative expenses in corporate shared services is primarily due to professional fees related to Sarbanes-Oxley compliance efforts and compensation expense associated with the January 2007 stock option grants. Selling, general and administrative expenses at SSD increased $230,000 due to new expenses added as a result of the Vulcan asset acquisition. Of the $184,000 increase in selling, general and administrative expenses at our United Kingdom operations, $352,000 is due to foreign currency translation that negatively impacted expenses. In local currency (British pounds sterling), selling, general and administrative expenses decreased primarily due to lower professional fees and sales commission expenses. Partially offsetting the overall increase in selling, general and administrative expenses are lower expenses of $248,000 at our Canadian operations, which is primarily due to lower salaries and benefits at Kelsan of $349,000, partially offset by an unfavorable foreign currency translation of $101,000.
     Amortization Expense. Amortization expense increased to $924,000 for the nine months ended September 30, 2007, an increase of $288,000 or 45.3%, from $636,000 for the comparable period in 2006. This increase is primarily due to amortization expense on intangible assets purchased and deferred financing fees incurred as a result of the Coronet Rail acquisition and Vulcan asset acquisition.
     Interest Expense. Interest expense increased to $947,000 for the nine months ended September 30, 2007, an increase of $155,000 or 19.6%, from $792,000 for the comparable period in 2006. This increase is primarily due to $145,000 of interest expense during the current period on debt incurred to finance the Vulcan asset acquisition. Total debt obligations increased to $19.7 million at September 30, 2007 from $17.7 million at September 30, 2006. The increase is due to higher short-term borrowings of $3.1 million, partially offset by a decrease in long-term debt of $1.0 million primarily due to the repayment of the Coronet Rail term loan in March 2007. (See Note 12, Restructuring Costs, page 18.)
     Other Expense. Other expense increased to $289,000 for the nine months ended September 30, 2007, an increase of $116,000 or 67.1%, from $173,000 for the comparable period in 2006. Other expense in the current period includes foreign currency transaction losses of $250,000. Additionally, we incurred a $50,000 impairment loss as our Troy, New York property with a net book value of $500,000 was sold to the Troy Local Development Corporation for $450,000 in May 2007.
     Provision for Income Taxes. The provision for income taxes increased to $2.3 million for the nine months ended September 30, 2007 from $1.4 million for the comparable period in 2006, reflecting an increase in income before taxes from $5.1 million for the nine months ended September 30, 2006 to $7.3 million for the nine months ended September 30, 2007. The effective tax rates on reported taxable income were 31.8% and 26.9% for the nine months ended September 30, 2007 and 2006, respectively. Our consolidated effective tax rate reflects research and development tax credits received by our Canadian operations, which reduced income tax expense by $270,000 and $289,000, or 3.7% and 5.6% for the nine months ended September 30, 2007 and 2006, respectively. Income tax expense during the current period is higher by approximately $128,000 due to the income tax on the gain recorded in the United Kingdom on the sale in March 2007 of the Wrexham facility (See Note 12 Restructuring Costs, Page 18), which impacted our consolidated effective tax rate during the current period by 1.7%. In conjunction with this transaction, the gain reported in the United Kingdom was effectively eliminated in the U.S. by the write-off of the remaining step-up basis, which originated in connection with the purchase of the Company in 1997.
     Net Income. Net income increased to $5.0 million for the nine months ended September 30, 2007, an increase of $1.2 million or 32.6%, from $3.8 million for the comparable period in 2006. Our basic and diluted net income per share increased to $0.52 for the nine months ended September 30, 2007, from $0.39 per share for the comparable period in 2006, on average shares outstanding of 9,601,779 for both periods.
Business Segment Review
     Railway Maintenance Products Division — “RMP”. Our RMP business segment manufactures and assembles track components and related products, friction management products, and wayside data collection and data management systems. We also provide services to railroads, transit systems and railroad contractors, and we are a distributor and reseller of purchased track components, and lubricants manufactured by third parties. Our manufactured and assembled track component and friction management products consist primarily of standard and insulated rail joints, friction management systems, and wayside data collection and data management systems. Our purchased and distributed products consist primarily of various lubricants.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
		(In Thousands)
External sales	$13,234	$11,577	$38,430	$35,726
Intersegment sales	544	504	1,662	1,696
Operating income	2,162	1,671	5,148	4,688

Sales by product line(1)
Track component products	$6,724	$5,999	$21,782	$19,381
Friction management products and services	4,235	4,150	12,166	13,298
Wayside data collection and data management systems	2,238	1,441	4,773	3,601
Other products and services	581	491	1,371	1,142

Total product and service sales	$13,778	$12,081	$40,092	$37,422

(1)	Includes intersegment sales.
     For the three months ended September 30, 2007, external sales for RMP increased by $1.6 million or 14.3%, to $13.2 million from $11.6 million during the comparable period in 2006. The increase in external sales includes increases of $844,000 across all product lines, primarily track component products, and $814,000 due to higher sales of Salient Systems’ products. Operating income for the three months ended September 30, 2007 increased to $2.2 million from $1.7 million for the comparable period in 2006, an increase of $491,000 or 29.4%. The increase in operating income is primarily attributable to higher gross profit on higher sales volume of Salient Systems’ products, partially offset by expense recognized in the current period to increase our reserve for potential product warranty claims associated with the epoxy on BTR products (See Note 10, Commitments and Contingencies, Page 15).
     For the nine months ended September 30, 2007, external sales for RMP increased by $2.7 million or 7.6%, to $38.4 million from $35.7 million during the comparable period in 2006. The increase in external sales is primarily due to higher sales of track component products due to stronger customer demand, partially offset by lower sales of friction management products, primarily lubricants, and a $1.2 million increase in sales of Salient Systems’ products. Operating income for the nine months ended September 30, 2007 increased to $5.1 million from $4.7 million for the comparable period in 2006, an increase of $460,000 or 9.8%. The increase in operating income is attributable to higher gross profit due to higher sales volume of Salient Systems’ products, partially offset by lower gross profit on track component products due to expense recognized in the current period to reserve for potential product warranty claims associated with the epoxy on BTR products (See Note 10, Commitments and Contingencies, Page 15), and lower sales volume of friction management products, primarily lubricants.
     Shipping Systems Division — “SSD”. SSD engineers and sells load securement systems and related products to the railroad freight car market. These systems are used to secure a wide variety of products and lading onto freight cars. On October 10, 2006, we acquired the railroad product line assets of Vulcan Chain, a Detroit, Michigan manufacturer of freight securement products for the railroad industry. Vulcan’s railroad product line is a major supplier of new and reconditioned tie-down systems for the shipment of new automobiles and vans by the rail industry. The assembly work for SSD is primarily performed at RMP’s Huntington, West Virginia manufacturing plant.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
		(In Thousands)
External sales (1)	$2,012	$754	$6,227	$2,607
Intersegment sales	—	1	(3)	12
Operating income (1)	323	43	961	183

Sales by product line(2)
Chain securement systems (3), (4)	$406	$250	$1,662	$1,433
Automotive products (3), (5)	1,171	129	3,286	299
Strap securement systems	231	342	676	721
All other load securement systems	204	34	600	166

Total product and service sales	$2,012	$755	$6,224	$2,619

(1)	Includes Vulcan-acquired product sales of $910,000 and $2.6 million, and operating income of $185,000 and $534,000 for the three and nine months ended September 30, 2007. The three and nine months ended September 30, 2006 do not include historical sales and operating income for Vulcan.

(2)	Includes intersegment sales.

(3)	Includes Vulcan-acquired product sales of $81,000, $671,000, and $158,000 within chain securement systems, automotive products, and all other securement systems, respectively, for the three months ended September 30, 2007. Includes Vulcan-acquired product sales of $406,000, $1.8 million, and $476,000 within chain securement systems, automotive products, and all other securement systems, respectively, for the nine months ended September 30, 2007.

(4)	Includes heavy duty load securement systems, previously shown separately.

(5)	Includes auto rack load securement systems, previously shown separately.
     For the three months ended September 30, 2007, external sales for SSD increased by $1.2 million or 166.8%, to $2.0 million from $754,000 during the comparable period in 2006. The increase in external sales is primarily due to $910,000 of new sales contributed by the Vulcan asset acquisition, which was completed in October 2006, along with an increase in sales of other SSD products, primarily automotive products. Operating income for the three months ended September 30, 2007 increased to $323,000 from $43,000 during the comparable period in 2006, an increase of $280,000 or 651.2%, primarily due to additional operating income contributed by the Vulcan asset acquisition.
     For the nine months ended September 30, 2007, external sales for SSD increased by $3.6 million or 138.9%, to $6.2 million from $2.6 million during the comparable period in 2006. The increase in external sales is primarily due to $2.6 million of new sales contributed by the Vulcan asset acquisition, which was completed in October 2006, along with an increase in sales of other SSD products, primarily automotive products. Operating income for the nine months ended September 30, 2007 increased to $961,000 from $183,000 during the comparable period in 2006, an increase of $778,000 or 425.1%, primarily due to additional operating income contributed by the Vulcan asset acquisition, along with an increase in gross profit due to higher sales of other SSD products, primarily automotive products.
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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
		(In Thousands)
External sales	$4,579	$4,050	$18,265	$17,038
Intersegment sales	1,632	1,333	5,418	4,997
Operating income	325	87	2,450	1,245
Average translation rate of Canadian dollar to United States dollar	0.9578	0.8947	0.9153	0.8882

Sales by product line(1)
Rail anchors and spikes	$2,934	$2,317	$12,542	$12,311
Friction management products and services	2,950	2,773	10,089	8,972
Other products and services	327	293	1,052	752

Total product and service sales	$6,211	$5,383	$23,683	$22,035

(1)	Includes intersegment sales.
     For the three months ended September 30, 2007, external sales for Canada increased by $529,000 or 13.1%, to $4.6 million from $4.0 million during the comparable period in 2006. The increase in external sales is primarily due to $302,000 of foreign currency translation that positively impacted sales, and $227,000 is due primarily to higher sales of Kelsan friction management products. Operating income for the three months ended September 30, 2007 increased to $325,000 from $87,000 during the comparable period in 2006, an increase of $238,000 or 273.6%. The increase is attributable to higher gross profit of $146,000, primarily due to favorable foreign currency translation.
     For the nine months ended September 30, 2007, external sales for Canada increased by $1.2 million or 7.2%, to $18.3 million from $17.0 million during the comparable period in 2006. The increase in external sales is primarily attributable to an increase in sales volume of $686,000 primarily from friction management products, and a $541,000 foreign currency translation that positively impacted sales. Operating income for the nine months ended September 30, 2007 increased to $2.4 million from $1.2 million during the comparable period in 2006, an increase of $1.2 million or 96.8%. The increase is attributable to higher gross profit of $795,000 primarily due to higher sales volume of Kelsan friction management products. In addition, selling, general, and administrative expenses were $349,000 lower, primarily due to lower salaries and benefits at Kelsan.
     Portec Rail Products (UK) Ltd. — “United Kingdom". In the United Kingdom, we operate and serve our customers in two markets. The United Kingdom’s rail business includes friction management products and services and track component products such as insulated rail joints and track fasteners. The rail products are primarily sold to the United Kingdom passenger rail network and international customers. The United Kingdom’s material handling business includes product lines such as overhead and floor conveyor systems, racking systems and mezzanine flooring systems. The end users of our material handling products are primarily United Kingdom-based companies in the manufacturing, distribution, garment and food industries.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
		(In Thousands)
External sales	$8,173	$7,901	$21,650	$20,998
Intersegment sales	—	3	146	15
Operating income	1,259	799	2,608	2,230
Average translation rate of British pound sterling to United States dollar	2.0262	1.8735	1.9979	1.8290

Sales by product line(1)
Material handling products	$3,166	$3,393	$9,479	$10,321
Friction management products and services	3,730	3,166	8,016	7,800
Track component products	1,277	1,345	4,301	2,892

Total product and service sales	$8,173	$7,904	$21,796	$21,013

(1)	Includes intersegment sales.

     For the three months ended September 30, 2007, external sales at our United Kingdom operations increased by $272,000 or 3.4%, to $8.2 million from $7.9 million during the comparable period in 2006. The increase in external sales is attributable to a $616,000 favorable foreign currency translation that positively impacted sales, offset by a net sales volume decrease of $344,000 primarily material handling and track component products, partially offset by an increase in sales volume of friction management products. Operating income for the three months ended September 30, 2007 increased to $1.3 million from $799,000 during the comparable period in 2006, an increase of $460,000 or 57.6%. The increase is attributable to higher gross profit of $462,000 due to $245,000 of increased gross profit from friction management products, and $217,000 of foreign currency translation that positively impacted gross profit.
     For the nine months ended September 30, 2007, external sales at our United Kingdom operations increased $652,000 or 3.1%, to $21.6 million from $21.0 million during the comparable period in 2006. The increase in external sales is a combination of a $1.7 million favorable foreign currency translation that positively impacted sales, offset by $1.1 million of lower sales of material handling and friction management products, partially offset by higher sales of track component products. Operating income for the nine months ended September 30, 2007 increased to $2.6 million from $2.2 million during the comparable period in 2006, an increase of $378,000 or 17.0%. The increase is attributable to $235,000 of foreign currency translation that positively impacted operating income, and $168,000 of lower selling, general and administrative expenses, primarily lower professional fees and sales commission expenses.
Liquidity and Capital Resources
     Our cash flow from operations is the primary source of financing for internal growth, capital expenditures, repayment of long-term obligations, dividends to our shareholders, and other commercial commitments. The most significant risk associated with our ability to generate sufficient cash flow from operations is the overall level of demand for our products. Our cash balance is $4.0 million at September 30, 2007. In addition to cash generated from operations, we have revolving and overdraft credit facilities in place to support the working capital needs of each of our business segments. We believe that our cash flow from operations and the ability to borrow additional cash under our working capital facilities along with our existing cash balances will be sufficient to meet our cash flow requirements and growth objectives over the next twelve months.
     Cash Flow Analysis. During the nine months ended September 30, 2007 we generated $4.3 million in cash from operations compared to generating $2.4 million in cash from operations during the same period in 2006. Cash generated from operations is due to net income of $5.0 million in the current period, compared to $3.8 million during the same period in 2006, an increase of $1.2 million. Additionally, we incurred depreciation and amortization expense of $2.7 million in the current period compared to $2.1 million in the same period in 2006, an increase of $539,000, primarily due to amortization expense on intangible assets acquired during 2006. Lower inventory balances primarily due to increased sales and the timing of steel purchases at our Montreal location, and higher accounts payable balances, primarily due to the timing of payments to vendors, combined generated $2.8 million of cash during the current period. Higher accounts receivable balances primarily due to higher sales, and higher prepaid expenses, combined used $6.0 million of cash in the current period.
     Net cash provided by investing activities was $836,000 for the nine months ended September 30, 2007, compared to $6.3 million used in investing activities during the same period in 2006. Cash provided by investing activities includes net proceeds of approximately $2.0 million from the sale of the Wrexham, Wales, United Kingdom facility during the first quarter 2007 and net proceeds of $448,000 from the sale of the Troy, New York property during the second quarter 2007. Offsetting these sources of cash from investing activities are capital expenditures of $1.5 million. During the second quarter 2007, we obtained Board of Director approval for approximately $1.0 million of capital improvements, specifically related to our track component products, to be completed at our Huntington, West Virginia manufacturing facility. As of September 30, 2007 we have spent $376,000 on this project. We anticipate that this project will be finalized during the first quarter 2008. Our capital expenditures upgrade our machinery and equipment, improve our facilities, support new strategic initiatives or develop new products. We believe that the overall level of capital spending for our business segments is sufficient to remain competitive.
     Net cash used in financing activities was $3.1 million for the nine months ended September 30, 2007, compared to $72,000 of cash provided by financing activities during the comparable period in 2006. Cash used in financing activities in 2007 includes repayments of long-term debt obligations of $4.7 million and cash dividends of $1.7 million on common stock paid to shareholders. On March 30, 2007, we used the majority of the proceeds from the sale of the Wrexham, Wales facility to repay a term loan from a United Kingdom financial institution, which had an outstanding principal balance of $1.7 million (£869,000 pounds sterling). Cash provided by financing activities in 2007 includes $3.2 million of net borrowings on working capital facilities.

Financial Condition
     At September 30, 2007, total assets were $109.9 million, an increase of $8.2 million or 8.1%, from $101.7 million at December 31, 2006. The increase at September 30, 2007 is primarily due to higher accounts receivable of $5.1 million, higher cash and cash equivalents of $2.2 million, higher prepaid expenses and other current assets of $904,000 and higher property, plant and equipment of $891,000, primarily to support operations in the current period. In addition, intangible assets and goodwill increased $2.2 million due to an increase in the foreign currency exchange rates during 2007. Partially offsetting these increases is a decrease in assets due to the sale of $2.5 million in long-lived assets that were held for sale as of December 31, 2006.
     Total outstanding debt obligations were $19.7 million at September 30, 2007, an increase of $294,000 or 1.5% from $19.4 million at December 31, 2006. In March 2007, we repaid the outstanding principal balance of one of the Coronet Rail acquisition loans, which reduced our debt balance by $1.7 million. Additionally, during the nine months ended September 30, 2007, we repaid $1.3 million of long-term debt obligations. Short-term borrowings on our working capital facilities increased by $3.3 million during the current period.
     The products that we manufacture and sell, such as our rail joints, rail anchors and rail spikes, require steel as a major element in the production process. Worldwide steel prices began to increase in 2004, resulting in surcharges being added to our overall raw material costs. During 2006 we began to see a transition on some purchases from surcharges to higher base prices for some of the materials, primarily steel, used in our track component products. As a result, we have incurred higher material costs which have had an impact on our financial results during 2006 and 2007. If a prolonged increase in steel prices should continue and we are unable to pass on these added costs to our customers, our future earnings could be negatively impacted.
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
     As a result of the Vulcan asset acquisition, we assigned fair values of $2.2 million to customer relationships, $890,000 to a unique customer relationship, $342,000 to vehicle restraint assembly technology (G-Van patent), $47,000 to a supply agreement and $5,000 to non-compete agreements. We also determined that there was $830,000 of goodwill to be recorded as part of this transaction. The goodwill balance increased to $939,000 at September 30, 2007, primarily due to accrued earn-out based upon sales volume, which is recorded as an increase of the total purchase price. In addition, we have estimated that the customer relationships, a unique customer relationship, vehicle restraint assembly technology, supply agreement, and non-compete agreements have definite lives of 19 years, 17 years, 11 years, 3 years and 7 years, respectively, due to our estimates that the projected economic earnings associated with these intangible assets will begin to lapse after these time frames. We will monitor these assets to determine if certain events occur that would cause the lives assigned to these intangible assets to become shorter than originally assigned, and thereby, we would assign a shorter future estimated life based on the years that we feel that the product would have value in the marketplace and record an impairment charge in the proper accounting period.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to interest rate risk on our long-term debt obligations and our working capital facilities are under floating interest rate arrangements. We have determined that these risks are not significant enough to warrant hedging programs. If interest rates increase we will be exposed to higher interest rates and we will be required to use more cash to settle our long-term debt obligations. As interest rates increase on our variable long-term debt, it will have a negative impact on future earnings because the interest rates will increase our interest expense. Conversely, if interest rates decrease on our variable long-term debt, it will have a positive impact on future earnings because lower interest rates will decrease our interest expense. Based upon our long-term debt amounts as of September 30, 2007, for every 1% increase or decrease in the interest rate on our long-term debt, our annual interest expense will fluctuate by approximately $197,000.
     In addition, we are exposed to foreign currency translation fluctuations with our international operations. We do not have any foreign exchange derivative contracts to hedge against foreign currency exposures. Therefore, we are exposed to the related effects when foreign currency exchange rates fluctuate. If the U.S. dollar strengthens against the

Canadian dollar and/or the British pound sterling, the translation rate for these foreign currencies will decrease, which will have a negative impact on our operating income. For example, for the three and nine months ended September 30, 2007, for every 1/100 change in the exchange rate of the Canadian dollar to the U.S. dollar, our Canadian operation’s operating income would have changed by $3,000 and $27,000, respectively. Further, for every 1/100 change in the exchange rate of the British pound sterling to the U.S. dollar, the impact on operating income for our United Kingdom operation for the three and nine months ended September 30, 2007 would have been $6,000 and $13,000, respectively. Foreign currency translation fluctuations have no impact on cash flows as long as we continue to reinvest any profits back into the respective foreign operations.
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
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are involved from time to time in lawsuits that arise in the normal course of business. We actively and vigorously defend all lawsuits. We have been named with numerous other defendants in an environmental lawsuit. The plaintiff seeks to recover costs which it has incurred, and may continue to incur, to investigate and remediate its former property as required by the New York State Department of Environmental Conservation (NYSDEC). We have not been named as a liable party by the NYSDEC and we believe we have no liability to the plaintiff in the case. We filed a motion for summary judgment seeking a ruling to have us dismissed from the case. In November 2003, the motion for summary judgment was granted and we were dismissed from the case by the United States District Court for the Northern District of New York. In March 2004, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit, appealing, in part, the District Court’s decision to dismiss all claims against us. In April 2005, the plaintiff’s appeal was dismissed by the Second Circuit Court without prejudice, and the matter was remanded to the United States District Court for the Northern District of New York for consideration in light of a recent United States Supreme Court decision. As a result, in June 2006, the District Court dismissed all claims brought by the plaintiff pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA or Superfund). On July 24, 2006, the plaintiff filed a notice of appeal to the Second Circuit. All appellate briefs have been filed by the parties but oral argument has not yet been scheduled. Ongoing litigation may be protracted, and we may incur additional ongoing legal expenses, which are not estimable at this time.
ITEM 1A. RISK FACTORS
     There are no changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K. However, as further described below, additional Risk Factors have developed during 2007.
     During the second quarter 2007, we became aware of a potential problem with RMP’s Bonded to Rail (BTR) joint bars in which the epoxy that is used as the primary method of adhesion to the rail appeared to fail in certain instances. The BTR is a finished good which includes two sections of rail, two joint bars and necessary hardware, and is sold as a final assembled product. We have notified our BTR customers of this potential problem. We are currently investigating the cause of the epoxy failure and are performing field inspections of BTRs that may have been affected. Company personnel have identified the potential time period during which these BTRs were assembled and are continuing the investigation in order to determine the cause of the problem and to correct any possible deficiencies.

     We provide a standard one-year replacement warranty for defective products, including BTRs. Accordingly, we have accounted for any contingent costs associated with the remediation of the BTRs under FASB 5 Accounting for Contingencies, specifically Accrual for Loss Contingencies and Obligations Related to Product Warranties and Product Defects. Because it is probable that a liability had been incurred as of June 30, 2007, and the amount of loss could be reasonably estimated, a warranty reserve was established in the amount of $800,000 as of June 30, 2007. During the third quarter 2007, we reviewed our warranty reserve requirement, as new information became available, defective products were repaired, replacement products were provided to customers, and in some instances product was repaired on-site at customer locations. For the three and nine months ended September 30, 2007, we recognized warranty expense of $300,000 and $760,000, respectively, related to potentially defective BTRs. These amounts are included in cost of goods sold for the RMP business segment. The balance in the warranty reserve at September 30, 2007 is $752,000, which management expects to be adequate to cover expected future costs associated with the potentially defective BTRs. Although we believe that $752,000 is a reasonable estimate of our potential exposure for warranty claims on BTRs as of September 30, 2007, changes in the components of our estimate due to new information and future events could cause this estimate to vary significantly. There can be no assurance at this point that future costs pertaining to this issue will not have a material impact on our financial condition or results of operations.
     During 2007, the exchange rate of the U.S. dollar compared to foreign currencies of the countries in which we have operating locations has deteriorated significantly. The increase in value of the Canadian dollar compared to the U.S. dollar could result in an economic disadvantage for our Canadian operating locations, as lower cost products from the United States may become more economically viable alternatives to the products we offer. If the value of the U.S. dollar continues to deteriorate, or remain at the current levels for an extended period of time, this could result in negative business consequences for our Canadian operations. Alternatively, products that we produce in the United States may be more competitive in foreign markets that we serve. We do not have any control over exchange rates, as these are largely driven by worldwide economic factors.
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

PORTEC RAIL PRODUCTS, INC.

Date: November 7, 2007	By:	/s/ Richard J. Jarosinski

Richard J. Jarosinski, President and
Chief Executive Officer

Date: November 7, 2007	By:	/s/ John N. Pesarsick

John N. Pesarsick, Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act