Form 10-K
period 2007-12-31
PORTEC RAIL PRODUCTS INC
filed 2008-03-14
CIK 1263074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 000-50543
PORTEC RAIL PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

West Virginia	55-0755271

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 Old Freeport Road, Pittsburgh, Pennsylvania	15238-8250

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (412) 782-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $1.00 par value	The NASDAQ Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐      NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐      NO ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑       NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐       NO ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2007, as reported by the Nasdaq Capital Market, was $72.8 million.
As of February 29, 2008, there were issued and outstanding 9,601,779 shares of the Registrant’s Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE:
(1) Proxy Statement for the 2008 Annual Meeting of Stockholders of the Registrant (Part III).

(2) Annual Report to Stockholder (Part II and IV).

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
PART I
ITEM 1. BUSINESS
Overview
     Portec Rail Products, Inc. (sometimes herein referred to as “we,” the “Company,” or “Portec Rail Products”) was incorporated in West Virginia in 1997, in conjunction with the purchase of rail-related assets and select material handling assets of Portec, Inc. We along with our predecessor, Portec, Inc., have served the railroad industry since 1906 by manufacturing, supplying and distributing a broad range of rail products, including rail joints, rail anchors, rail spikes, railway friction management products and systems, railway wayside data collection and data management systems and freight car securement systems. We also manufacture material handling equipment at our United Kingdom operation. We serve both the domestic and international markets.
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
     Our corporate headquarters is located at 900 Old Freeport Road, Pittsburgh, Pennsylvania 15238. Our telephone number is (412) 782-6000.
Railway Maintenance Products Division — “RMP”
     RMP, our largest business segment, provides track component and friction management products and services to railroads, transit systems and railroad contractors from our manufacturing and assembly plant located in Huntington, West Virginia. Our wholly-owned subsidiary, Salient Systems, Inc. (Salient Systems), provides our railroad customers with railway wayside detection and operating asset data management systems from its engineering and assembly operation in Dublin, Ohio. Approximately 90% to 95% of our sales from this entire business segment are to our United States and Canadian customers while 5% to 10% of our sales from this segment are to other customers. RMP’s administrative functions such as customer service, engineering, purchasing and accounting are conducted in Pittsburgh, Pennsylvania in the same office location as the corporate headquarters.
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
     Our most advanced electronic wayside friction management system is the Protector® IV which we began producing and selling in August 2000. The Protector® IV is a transit system and freight railroad solution that reduces rail wear, lateral forces and noise, and is now in service in North America, South America, Europe and Asia. The Protector® IV is our first wayside system developed to function in the wide array of operating conditions found in all of these markets.
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
     Railway Wayside Data Collection and Data Management Systems. On September 30, 2004, we acquired Salient Systems, Inc., a railway wayside and operating asset data management business. Salient Systems designs, manufactures and provides wayside measurement and detection products, services and support for both the domestic and the international railway transportation industry. Salient Systems’ products are engineered to enhance our rail customers’ equipment utilization by improving reliability and reducing maintenance expense.
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
Shipping Systems Division — “SSD”
     Our SSD business segment engineers and sells load securement systems to the railroad industry. These systems secure a wide variety of products and lading onto freight cars. Our customers include railroads, railcar builders, railcar repair shops and railcar lessors. We believe that we possess a significant share of the North American railroad load securement systems market. Most of the assembly work for SSD is performed at RMP’s Huntington, West Virginia manufacturing plant, although some manufacturing is subcontracted to independent third parties. SSD is headquartered near Chicago, in Oak Brook, Illinois.
     In October 2006, we acquired the railroad product line assets of Vulcan Chain Corporation (Vulcan), a Detroit, Michigan manufacturer of freight securement products for the railroad industry. Since the acquisition date, the Vulcan assets and results of operations have been included in the Shipping Systems business segment and the consolidated financial statements. See Notes to Consolidated Financial Statements — Acquisition of Vulcan Chain Corporation Assets, Note 2, page 47.
     SSD continues to work closely with railcar owners and shippers to promote its patented WinChockTM securement system for transporting heavy-duty highway truck tractors, fire trucks, school buses and farm tractors as well as other similar vehicles in fully enclosed railcars. SSD has also developed and successfully passed the Association of American Railroads’ (AAR) established criteria for a new higher-capacity bridge plate. This new criteria was established to accommodate the loading of heavier vehicles; e.g., General Motors Hummers, Ford Excursions and light trucks outfitted with work equipment at the various automobile loading ramps around North America. We have begun manufacturing this new bridge plate to fill orders received from customers.
Portec Rail Nova Scotia Company, our wholly-owned Canadian subsidiary — “Canada”
     In conjunction with the acquisition of Kelsan, we established a new Canadian subsidiary, Portec Rail Nova Scotia Company, and transferred ownership of Portec, Rail Products Ltd. to Portec Rail Nova Scotia Company. This new subsidiary was initially established to provide a legal structure for our Canadian entities that would provide the most advantageous tax benefits under both Canadian and United States income tax laws. In 2007, the U.S. Internal Revenue Service (IRS) enacted new regulations, which could eliminate these tax benefits for us beginning with the 2008 tax year. Management is in the process of fully evaluating the tax structure of our Canadian business segment in response to this action by the IRS. The maximum amount of tax benefits that we anticipate could be lost as a result of the new IRS regulations is estimated to be in the range of $150,000 to $200,000 or approximately $0.02 per share.
     Our Montreal, Canada operations produce rail anchors and rail spikes at our manufacturing plant in St. Jean, Quebec, primarily for the Canadian railroads, with some products exported to the United States and for other international customers. Rail anchors and rail spikes are devices used to secure rails to ties to restrain the movement of the rail tracks. In addition, our Montreal operation manufactures and sells friction management products from its facility in Lachine, Quebec, a suburb of Montreal. There are two major Canadian transcontinental railroads that we serve, the Canadian Pacific Railway and the Canadian National Railway, and a number of regional railroads.
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
Portec Rail Products (UK) Ltd., our wholly-owned United Kingdom subsidiary — “United Kingdom”
     In the United Kingdom, we operate and serve our customers in two different markets. In the rail market, we operate and serve our customers from our location in Sheffield, England. Our rail product lines include friction management products and services and track component products. In the material handling market, we operate and serve our customers from our location in Leicester, England, under the trade name of Conveyors International (CI Logistics). Our material handling operation designs, manufactures and sells various products, such as overhead and floor conveyors, racking systems and mezzanine flooring systems. Our material handling systems are designed to provide our customers with a total solution to moving products throughout their factory, offloading their products from trucks and moving their goods in other types of applications. Our Quodeck product line is a line of conveyors, racking systems, mezzanine floor systems and turnkey equipment mainly used in the garment distribution industry.
     During the third quarter 2006, we announced a business reorganization plan, which consolidated our rail and material handling operations in the United Kingdom from four locations into two, one at our Sheffield, England facility (rail) and the other at our Leicester, England facility (material handling). Prior to December 2006, we also had locations in Stone, England and Wrexham, Wales. As a result of the business restructuring during 2006, we closed both locations, and sold our Wrexham facility for approximately $2.0 million (£1,025,000 pounds sterling) in March 2007. The reorganization was substantially complete as of December 31, 2006, and was finalized during the first quarter 2007. See Notes to Consolidated Financial Statements — Restructuring Costs, Note 16, page 76.
     In April 2006, we acquired the common stock of Coronet Rail, Ltd. (Coronet Rail), a United Kingdom-based manufacturer of railway track component products. Coronet Rail is a major supplier of insulated rail joints and track fasteners to the United Kingdom railways as well as to international customers, and is located in Sheffield, England, United Kingdom. Coronet Rail is operated under the United Kingdom business segment. See Notes to Consolidated Financial Statements - Acquisition of Coronet Rail, Ltd., Note 3, page 48.
     In January 2006, we acquired certain assets of Kaybe (Conveyors) Ltd. (Kaybe). The acquired assets include inventory, the Kaybe name and the customer list. The Kaybe product line is primarily for use in the warehousing sector. The acquired assets were integrated into our existing material handling operation located in Leicester, England. This product line is operated under our United Kingdom segment. See Notes to Consolidated Financial Statements — Acquisition of Kaybe (Conveyors) Ltd. Product Line Assets, Note 4, page 49.
Alliances
     In recent years, we have created alliances with independent strategic partners within our industry to broaden the scope of our existing friction management products and services that we provide to our customers. In 2000, we formed an informal alliance of technology companies to enhance friction management solutions for the wheel/rail interface, however, since 2000, some of the original members, such as, Kelsan Technologies and Salient Systems, have become wholly owned subsidiaries of our company. Except for these current wholly owned subsidiaries and one other independent member, there are no formal written agreements among all the other members of the alliance. Under the Friction Force® registered trademark brand of products and services, the alliance strengthens our market position in lubrication and friction management and enables us to deliver improved solutions with enhanced value to our customers. For one independent alliance member, we have a written agreement that names us as the exclusive North American distributor for the SoyTrak™ Rail Curve Lubricant, a biodegradable, environmentally-friendly soy-based lubricant developed and manufactured by Environmental Lubricants Manufacturing, Inc. These alliances evolve as needed to address market opportunities as well as to most effectively serve our customers.

Industry Overview
     We provide products and services primarily for the railway industry, which includes freight railroads and transit systems. Rail traffic is a key factor underlying the demand for our products and services. Deregulation and consolidation in the railroad industry, market competition between railroads and trucking and the impact of the global economy continue to impact the railway industry, including the railway supply market. We believe the railway industry is in a long-term growth trend. In North America and Europe, the industry is being driven by economic growth as well as highway traffic congestion. In developing countries, the growth is being driven by economic growth, development and modernization.
     The Surface Transportation Board, the federal agency responsible for the economic regulation of the railroad industry, designates United States freight railroads into three classes based upon their operating revenues. “Class I” railroads are defined as those with operating revenue of at least $346.8 million in 2006; “Class II” railroads had between $27.8 million and $346.7 million of operating revenue in 2006; “Class III” railroads had less than $27.7 million of operating revenues in 2006.
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
     The railway industry in North America and worldwide is a capital intensive industry, and our sales activity depends upon the industry’s capital expenditures for programs designed to increase the efficiency and productivity of rail operations and upon spending for routine maintenance of rail operations.
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
     We intend to continue to evaluate acquisition opportunities as they arise. During 2006, we completed the acquisition of Coronet Rail, Ltd., the purchase of the railroad product line assets of Vulcan Chain Corporation, and certain assets of Kaybe (Conveyors) Ltd. These transactions resulted in the acquisition of complementary product lines or companies that provide technological enhancements to our current products and which can benefit from utilizing our existing distribution and manufacturing platforms.
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
     Although there are a large number of domestic and foreign suppliers of steel and steel fabricators, our RMP division relies upon two primary steel suppliers for a substantial amount of its joint bar steel, but also has three other domestic steel suppliers. The steel that we purchase is priced via a combination of prevailing market prices and previously negotiated customer prices. RMP purchased a small portion of its total domestic steel requirements from China in 2007. This provides an additional steel source as we continue to monitor the prices and availability from our domestic steel suppliers.
     Our Montreal operation obtains the bulk of its steel supply for rail spikes and rail anchors from two Canadian steel suppliers, but also has a third source for steel from another Canadian supplier. There are no long-term agreements with any of these suppliers and we purchase steel at prevailing market prices.
     Our Kelsan operation has a three-year supply agreement with a supplier of its primary raw material. This agreement provides fixed pricing and monthly minimum and maximum purchase quantities.
     Our goal is to maintain good relationships with our suppliers and we have not experienced any significant interruptions in recent years in the supply of raw materials or specialty components. Raw materials for Salient Systems, SSD, Kelsan and United Kingdom are readily available from various suppliers.
Principal Customers
     Our business depends largely upon sales to United States and Canadian railroads and transit systems. For each of the years ended December 31, 2007 and 2006, sales to our two largest customers, Canadian Pacific Railway and Canadian National Railway, accounted for approximately 10% and 9% of our total sales, respectively. For additional information on our principal customers, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Segment Review.”
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

     The following table sets forth the dollar amount of backlog for each of our business segments at the dates indicated.

	At December 31,
	2007	2006	2005
	(In thousands)
RMP (1)	$8,911	$8,532	$4,411
SSD (1)	1,190	1,225	281
Canada (1)	1,755	4,203	1,148
United Kingdom (1)	4,510	6,620	3,837

Total backlog	16,366	20,580	9,677
Less: Intra-company backlog	323	738	440

Net external backlog	$16,043	$19,842	$9,237

(1)	Included in the backlogs of the business segments presented are the following business units’ backlogs: Salient Systems (RMP), Vulcan (SSD), Kelsan — Vancouver (Canada), Kelsan — Europe (UK), and Coronet Rail (UK).
Seasonality of Business
     The demand for some of our products is subject to seasonal fluctuations. Our railroad product lines normally experience strong sales during the second and third quarters as a result of seasonal pick-up in construction and trackwork due to favorable weather conditions. In contrast, our railroad product lines experience normal downturns in sales during the first and fourth quarters due in part to reductions in construction and trackwork during the winter months, particularly in the northern United States and Canada. This reduction in sales generally has a negative impact on our first and fourth quarter results. Notwithstanding seasonal trends, quarterly fluctuations in railroad spending for capital programs and routine maintenance can alter the expected seasonal impact on our business.
Patents and Trademarks
     We own a number of United States and Canadian patents and trademarks including those acquired with the purchase of Salient Systems, Kelsan and the Vulcan Chain railroad product line. We have several patents on our friction management products, such as the Protector® IV application system, along with a significant number of patents related to our friction modifier product lines at Kelsan, which we believe are of material importance to the business as a whole. With the purchase of the Vulcan Chain railroad product line in October 2006, we acquired a patent for a vehicle restraint assembly, which we believe is a significant addition to the SSD business segment. We believe that, in the aggregate, our patents and trademarks give us a competitive advantage. We also rely on a combination of trade secrets and other intellectual property laws, non-disclosure agreements and other protective measures to establish and protect our proprietary rights in intellectual property.
Research and Development
     Our research and development programs focus on improving the effectiveness of our existing products and innovating new products and technologies for our customers. During the years ended December 31, 2007, 2006 and 2005, we spent approximately $2.4 million, $2.6 million and $2.9 million, respectively, on research and development programs.
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

Competition
     We have experienced high levels of competition which reflects the strong economic conditions in the rail industry and in the growth of infrastructure investment.
     For our track component product lines, price competition is strong mostly due to the fact that this product group is recognized as a commodity group. However, opportunities to obtain better pricing for our products reflects specialized designs being developed due to heavier axle loads, higher rail traffic volumes and higher train speeds causing the need for longer lasting and overall better performing products. Competition comes primarily from various long time suppliers. For some products, foreign suppliers continue to attempt to enter the larger North American market, but with higher transportation costs and higher material costs worldwide, this activity has seen a bit of a slow down during 2007.
     For our friction management and wayside detection systems, our highly engineered products offer opportunities for competing on a value-added basis. Price is a factor, but it can be less significant when this product group sells on the merits of total value provided to the customer. Product performance, technological leadership, quality, reliability of delivery and strong customer service and support are all valued by our customers and are all significant factors when evaluating the price of our products. We believe we have dominant market share positions with both of these product groups, but the need is always there to use our research and development efforts to penetrate new market segments. Competitors in these product groups have not changed over the last year. We believe that our competitors remain dedicated to enter our markets. Consequently, we continue to attempt to provide the best value for our customers by supplying a quality product at the most affordable price. Intellectual property rights also continue to be used to sustain our current dominant position in North America and in growing our penetration levels into new markets.
     For our load securement systems, we have established a solid position in the marketplace. The acquisition of the Vulcan Chain product line in October 2006 eliminated a major competitor, and with the integration of this product line into our Huntington, West Virginia manufacturing facility, we feel that we have positioned ourselves to capitalize on a better cost structure.
     For our material handling group, which is located in Leicester, England, the competitive environment has not changed significantly. This is a project-type product group that is bid against a variety of competitors depending on the type of project. To compete and be successful, we must sustain a competent technical workforce and strive for the lowest cost for production. We intend on continuing to source locations for the best cost structure to manufacture these highly engineered product lines.
Environmental Matters
     We are subject to foreign, national, state, provincial, and local environmental laws and regulations concerning, among other matters, air emissions, wastewater discharge, solid and hazardous waste disposal, and employee health and safety. We believe that our current operations are in material compliance with all applicable environmental laws and regulations. See “Legal Proceedings” for information relating to a proceeding in which we are involved regarding environmental matters.
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
     We maintain quality assurance programs at all of our locations. The RMP business segment follows the standards of the National Association of Purchasing Managers and the AAR’s M1003 Quality Assurance

requirement. Our Canadian plants in St. Jean, Quebec, Vancouver, British Columbia and our United Kingdom locations are all certified under ISO 9001:2000.
Employees
     We employed 288 people at December 31, 2007, of which 138 were located in the United States, 87 were located in Canada, and 63 were located in the United Kingdom. We consider our relationship with our employees to be good. Our employees in the United States, the United Kingdom and our Canadian employees in Vancouver, British Columbia (Kelsan) are not subject to any collective bargaining agreement. Approximately 10% of our employees, all of whom are employed at our manufacturing facility in St. Jean, Quebec, Canada, are subject to a collective bargaining agreement. This agreement is effective through August 31, 2009.
Available Information
     Availability of Reports. Portec Rail Products, Inc. is a reporting company under the Securities Exchange Act of 1934, as amended (the “1934 Act”), and files reports, proxy statements and other information with the Securities and Exchange Commission (the “Commission”). The public may read and copy any Company filings at the Commission’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. Because the Company makes filings to the Commission electronically, you may access this information at the Commission’s internet site: www.sec.gov. This site contains reports, proxies and information statements and other information regarding issuers that file electronically with the Commission.
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
     We rely upon third party steel mills to manufacture steel for our track component products based upon specifications that we provide. In 2007, approximately 82% of our domestic requirements for steel were purchased from two primary suppliers, and approximately 83% of our Canadian requirements were purchased from two primary Canadian suppliers. In the event our steel suppliers for railroad track products were to go out of business, refuse to continue their business relationship with us or become subject to work stoppages, our business could be disrupted. While management believes that it could secure alternative manufacturing sources, there can be no assurance that we would not incur substantial delays and significant expense in securing such alternative suppliers. Furthermore, alternative suppliers might charge significantly higher prices than we currently pay. Under such circumstances, the disruption to our business may have a material adverse impact on our financial condition or results of operations.
If we lose key personnel or qualified technical staff, our ability to manage the day-to-day aspects of our business will be adversely affected.
     We believe that the attraction and retention of qualified personnel is critical to our success. If we lose key personnel or are unable to recruit qualified personnel, our ability to manage the day-to-day aspects of our business will be adversely affected. Our operations and prospects depend in large part on the performance of our senior management team, which includes Richard J. Jarosinski, our President and Chief Executive Officer, Konstantinos Papazoglou, our Executive Vice President and Chief Operating Officer, and John N. Pesarsick, our Chief Financial Officer. The loss of the services of one or all members of our senior management team could have a material adverse effect on our business, financial condition or results of operations. Because our senior management team has many years experience with our company and within the industries in which we operate, it would be difficult to replace them without adversely affecting our business operations. We do not have employment or non-compete agreements with any members of our senior management team.

As we expand our sales of products and services internationally, we will increase our exposure to international economic and political risks.
     Historically, substantially all of our business was conducted in the United States, Canada and the United Kingdom. International revenues outside of our core United States, Canada and United Kingdom markets accounted for 7.0% and 8.0% of our revenues for the years ended December 31, 2007 and 2006, respectively. We are placing increased emphasis on the expansion of our international sales opportunities. Doing business outside the United States subjects us to various risks, including changing economic and political conditions, work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. Increasing sales to foreign countries will expose us to increased risk of loss from foreign currency fluctuations and exchange controls as well as longer accounts receivable payment cycles. We have no control over most of these risks and may be unable to anticipate changes in international economic and political conditions and, therefore, unable to alter our business practices in time to avoid the adverse effect of any of these possible changes.
We have a significant pension liability, which may significantly increase our funding requirements under ERISA and other applicable regulations.
     We maintain defined benefit pension plans in the United States and United Kingdom that cover a significant number of our current employees, former employees and retirees. These defined benefit pension plans were frozen effective December 31, 2003. Our actuaries currently project that our obligations to the pension plan’s beneficiaries exceed the plan’s assets. The shortfall in plan assets may cause us to fund significant amounts of cash into these plans to cover any minimum funding requirements under regulatory requirements. As a result, in 2008, we will be required to make a minimum contribution to our U.S. defined benefit plan of $861,000, of which $492,000 relates to the 2007 plan year and $369,000 relates to the 2008 plan year. Additionally, in 2008, we will be required to make a minimum contribution to our U.K. defined benefit plans of $231,000 (£116,000 pounds sterling).
     Our retirement benefit plan liability is inversely impacted by the interest rate used in our actuary’s calculation. As a result, when interest rates decline, our actuarially calculated benefit plan liability increases. Conversely, as interest rates increase, the actuarially calculated retirement benefit plan liability decreases. In 2007, an increase in interest rates caused a decline in our actuarially calculated benefit plan liability. Although our liability was reduced, our retirement benefit plan liability still exceeded the fair value of plan assets. However, as the increase in interest rates decreased the actuarially calculated retirement benefit plan liability between December 31, 2006 and 2007, we increased our shareholders’ equity by $1,380,000 in order to reflect the reduction in our minimum pension liability. For the same period of the prior year, our shareholders’ equity was reduced by $396,000 in order to reflect an increase in our minimum pension liability. Further declines in the market value of these defined benefit pension plan assets will have an adverse impact on our shareholder’s equity and uses of cash for other investment opportunities.
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
Warranty claims for defective products adversely affect our business and financial results.
     Most of our products are covered by a warranty. We establish warranty reserves for expected warranty claims based upon our historical experience, or for known warranty issues and their estimable replacement costs. If we became aware of a significant product defect that could result in product recalls or replacements, we could incur significant costs, which would adversely impact our results of operations or financial condition.

     We became aware of a problem during the second quarter 2007 with RMP’s Bonded to Rail (BTR) joint bars in which the epoxy that is used as the primary method of adhesion to the rail appeared to fail in certain instances. The BTR is a finished good which includes two sections of rail, two joint bars and necessary hardware, and is sold as a final assembled product. We notified our BTR customers of this problem as soon as we became aware of it, and have extensively investigated the cause of the epoxy failure and performed field inspections of BTRs that may have been affected. We have identified the potential time period during which these BTRs were assembled and have continued to correct any possible deficiencies. We feel reasonably certain that we have identified the causes of the problem and that we have corrected these deficiencies from recurring.
     The BTR products manufactured by RMP are covered by a standard one-year replacement warranty. Accordingly, we have accounted for any contingent costs associated with the remediation of the BTRs under FASB 5 Accounting for Contingencies, specifically Accrual for Loss Contingencies and Obligations Related to Product Warranties and Product Defects. For the year ended December 31, 2007, we recognized warranty expense of $1.3 million related to potentially defective BTRs. This amount is included in cost of goods sold for the RMP business segment. The balance in the BTR warranty reserve at December 31, 2007 is $573,000, which management expects to be adequate to cover expected future costs associated with potentially defective BTRs. Although we believe that $573,000 is a reasonable estimate of our potential exposure for warranty claims on BTRs as of December 31, 2007, changes in the components of our estimate due to new information and future events could cause this estimate to vary significantly. There can be no assurance at this point that future costs pertaining to this issue will not have a material impact on our financial condition or results of operations.
Risk Factors Relating to Our Industry
Our sales can fluctuate from quarter to quarter due to seasonal factors or our railroad customers’ capital expenditure or routine maintenance spending programs.
     Our sales can fluctuate from quarter to quarter because of several factors. First, the demand for certain of our railroad product lines, including rail joints, rail anchors and spikes, is subject to seasonal fluctuations. We generally experience strong sales in the second and third quarters as a result of seasonal pick-up in construction and trackwork due to favorable spring weather conditions, compared with an expected downturn in the first and fourth quarter of each year due largely to reductions in construction and trackwork in the winter months. Notwithstanding expected seasonal fluctuations, many of our customers are large companies which, as a matter of routine purchasing practices, place large orders for our products and services that can have a disproportionate impact on our revenues in a particular quarter. Such large orders in any given quarter improve the sales performance of that quarter. Conversely, if a major customer delays spending in a particular quarter, our revenue decreases in that quarter.
A decrease in rail traffic or rail capital expenditures due to weakness in the general economy or competitive factors could adversely affect our operating results.
     Weakness in the general economy, or factors such as work stoppage or competition from other modes of transportation, can cause a decrease in rail transportation or rail capital expenditures, which could have an adverse impact on our financial condition or results of operations. For example, railroads directly compete with the trucking industry for the transportation of freight. In the event that the transportation of freight by truck becomes preferable as a result of pricing, legislative developments or other factors, the profitability of railroads would be adversely affected resulting in a decrease in capital spending. A decrease in capital spending by our railroad customers could result in lower sales of our products and decreased revenue.
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
     Our rail joint, rail anchor, rail spike and other track component market share could be reduced by new or existing competitors importing either raw material steel for these products or finished products from lower cost foreign sources. Standard rail joints are currently available, imported from Asia, and have been approved for use and are being purchased by some Class I and short line railroads.
Further consolidation of the railroad industry may adversely affect our business.
     Over the past 10 years there has been a consolidation of railroad carriers operating in North America. Currently, seven Class I railroads operate in the United States, along with two major railroads in Canada and two major railroads in Mexico. Future consolidation of the railroad industry may affect our sales and result in reduced income because the loss of a Class I account to competitors would have greater significance to our operations.
Risk Factors Relating to Our Stock Ownership
Potential voting control by directors, management and employees could make a takeover attempt more difficult to achieve.
     Our directors, management and employees control a significant percentage of our common stock. Executive officers and directors as a group own 3,023,842 shares, or 31% of the outstanding shares as of December 31, 2007. If these individuals were to act together, they could have significant influence over or control the outcome of any shareholder vote. This voting power may discourage takeover attempts that other shareholders may desire.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.

ITEM 2. PROPERTIES
     We conduct our business through our corporate and business unit offices, and through our manufacturing facilities. Our offices and manufacturing facilities are suitable and adequate to meet our current and future production requirements. The following table sets forth information about our offices and manufacturing facilities as of December 31, 2007.

Corporate Office	Owned or Leased
900 Old Freeport Road	Leased
Pittsburgh, Pennsylvania 15238

Business Unit Offices
Railway Maintenance Products Division	Leased
900 Old Freeport Road
Pittsburgh, Pennsylvania 15238

Salient Systems, Inc.	Leased
4393-K Tuller Road
Dublin, OH 43017 (1)

Shipping Systems Division	Leased
120 West 22nd Street
Oak Brook, Illinois 60523

Portec, Rail Products Ltd.	Leased
2044 32nd Avenue
Lachine, Quebec H8T 3H7 Canada (1)

Manufacturing Facilities
Portec Rail Products, Inc.	Leased
900 Ninth Avenue West
Huntington, West Virginia 25701

Portec, Rail Products Ltd.	Owned
350 Boulevard Industriel
Saint-Jean-sur-Richelieu, Quebec, J3B 4S6 Canada (2)

Kelsan Technologies Corp.	Leased
1140 West 15th Street
North Vancouver, B.C. V7P 1M9 Canada (1)

Portec Rail Products (UK) Ltd.	Leased
43 Wenlock Way
Troon Industrial Area
Leicester LE4 9HU
United Kingdom (1)

Coronet Rail, Ltd.	Leased
Portec Rail Products (UK) Ltd.
Stamford Street
Sheffield S9 2TL
United Kingdom (1)

(1)	Serves as a business unit office and manufacturing/assembly facility.

(2)	This property is subject to several encumbrances under our credit facilities.
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
     In September 1999, we filed our answer, denying responsibility for Niagara Mohawk’s allegations. In November 2001, we filed a motion for summary judgment, seeking to have Portec, Inc. removed as a defendant or, in the alternative, to have the court limit the claims that may be asserted against Portec, Inc. In November 2003, the United States District Court, Northern District of New York granted the summary judgment motion filed on behalf of Portec, Inc., and dismissed all claims and cross-claims against Portec, Inc. Although a number of other defendants were also dismissed on summary judgment, a few were not, and therefore the action is continuing. The summary judgment decision was entered as an amended judgment in March 2004. In March 2004, Niagara Mohawk filed a notice of appeal to the United States Court of Appeals for the Second Circuit. In April 2005, the plaintiff’s appeal was dismissed by the Second Circuit Court without prejudice, and the matter was remanded to the District Court for consideration in light of a new United States Supreme Court decision. As a result, in June 2006, the District Court dismissed all claims brought by the plaintiff pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund). In July 2006 the plaintiff filed a notice of appeal to the Second Circuit. All appellate briefs have been filed by the parties. However, in early 2008, the plaintiff’s appeal was dismissed again by the Second Circuit Court without prejudice, and the matter was remanded to the District Court for consideration in light of a recent United States Supreme Court decision. Ongoing litigation may be protracted, and we may incur additional ongoing legal expenses, which are not estimable at this time.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted during the fourth quarter of the year ended December 31, 2007 to a vote of security holders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Portec Rail Products, Inc. common stock is currently listed on the NASDAQ Global Market under the symbol “PRPX.” Trading in the Company’s common stock on the NASDAQ Global Market commenced on January 23, 2004. As of February 29, 2008, there were 9,601,779 shares of Portec Rail Products, Inc. common stock issued and outstanding, and approximately 245 shareholders of record.
     Set forth below is information regarding the payment of dividends and our high and low bid and asked price for each quarter of 2007 and 2006.

Quarter Ended- 2007	High	Low	Dividends
March 31	$10.67	$9.50	$0.06
June 30	13.13	9.97	0.06
September 30	14.05	9.56	0.06
December 31	12.98	9.70	0.06

Quarter Ended- 2006	High	Low	Dividends
March 31	$18.64	$12.66	$0.06
June 30	17.18	12.60	0.06
September 30	14.71	9.31	0.06
December 31	11.50	9.47	0.06
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
     No securities were repurchased by the Company during the year ended December 31, 2007.

Stock Performance Graph
     The following graph demonstrates a comparison of total cumulative returns for the Company’s common stock, the Dow Jones U.S. Industrial Transportation Index, and the NASDAQ Composite Index. The graph assumes an investment of $100 on January 27, 2004 in the Company’s common stock and in each of the stocks comprising the indices. Each of the indices assumes that all dividends were reinvested and that the investment was maintained to and including December 31, 2007, the end of the Company’s 2007 fiscal year.

	Period Ending
Index	01/27/04	06/30/04	12/31/04	06/30/05	12/31/05	6/30/06	12/31/06	6/30/07	12/31/07
Portec Rail Products, Inc.	100.00	83.01	110.01	115.37	141.21	152.44	110.28	134.32	123.31
NASDAQ Composite	100.00	96.97	103.33	98.03	105.58	104.43	116.55	125.62	127.99
Dow Jones Transportation Index	100.00	105.99	126.29	116.60	141.01	166.46	154.85	174.09	157.29

Compensation Plans
     Set forth below is information as of December 31, 2007 regarding equity compensation plans that have been approved by shareholders. We have no equity based benefit plans that were not approved by shareholders.

	Number of securities to
	be issued upon exercise of		Number of securities
	outstanding options and	Weighted average	remaining available for
Plan	rights	exercise price	issuance under plan
Equity compensation plans approved by shareholders	77,250 (1)	$9.65	72,750 (2)
Equity compensation plans not approved by shareholders	-0-	N/A	-0-
Total	77,250	$9.65	72,750

(1)	Consists of 79,250 stock options granted on January 16, 2007 under the 2006 Stock Option Plan less 2,000 stock options forfeited during 2007.

(2)	Based upon 150,000 shares of common stock authorized for issuance pursuant to grants of incentive and non-statutory stock options. See Note 18, Stock Options, Page 77.
ITEM 6. SELECTED FINANCIAL DATA
     The following tables set forth selected consolidated historical financial data of Portec Rail Products, Inc. for the periods and at the dates indicated. The information is derived in part from, and should be read together with, the audited consolidated financial statements and notes thereto of Portec Rail Products, Inc.

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except share and per share data)
Income Statement Data:
Net sales	$109,503	$99,225	$90,793	$69,437	$57,564
Cost of sales	74,995	68,848	61,235	49,720	40,986

Gross profit	34,508	30,377	29,558	19,717	16,578
Selling, general and administrative	22,781	22,117	19,641	13,347	10,880
Amortization expense	1,241	926	698	116	78

Operating income	10,486	7,334	9,219	6,254	5,620
Interest expense	1,247	1,105	856	203	353
Other expense/(income), net	246	140	248	(25)	85

Income before income taxes	8,993	6,089	8,115	6,076	5,182
Provision for income tax	2,862	1,469	2,288	2,003	1,784

Net income	$6,131	$4,620	$5,827	$4,073	$3,398

Earnings per share(1):
Basic	$0.64	$0.48	$0.61	$0.46	$0.52
Diluted	$0.64	$0.48	$0.61	$0.46	$0.52
Cash dividends paid per share	$0.24	$0.24	$0.21	$0.20	$0.15
Weighted average shares outstanding(1):
Basic	9,601,779	9,601,779	9,601,779	8,929,599	6,524,002
Diluted	9,601,779	9,601,779	9,601,779	8,929,599	6,524,002

	At December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Balance Sheet Data:
Working capital(2)	$24,445	$24,771	$25,415	$25,261	$6,155
Total assets	104,226	101,682	88,869	88,625	40,387
Short-term debt (3)	6,865	5,655	3,847	3,611	8,555
Long-term debt and capital lease obligations, net of current portion (3)	9,463	13,737	10,402	14,108	716
Total shareholders’ equity	59,897	53,096	50,448	47,044	19,133

(1)	Adjusted for a 2-for-1 stock split, in the form of a 100% stock dividend, effective July 1, 2003.

(2)	Working capital represents total current assets less total current liabilities.

(3)	Following the completion of our initial public offering in January 2004, we repaid certain long-term indebtedness including certain revolving credit facilities; therefore, at December 31, 2003, outstanding balances of $5.9 million under these facilities were classified as short-term debt.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the consolidated financial statements of Portec Rail Products, Inc. and the related notes beginning on page 38. Unless otherwise specified, any reference to a “year” is to a year ended December 31. Additionally, when used in this Form 10-K, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Portec Rail Products, Inc. and its business segments.
Overview
     In the United States, Canada and the United Kingdom, we are a manufacturer, supplier and distributor of a broad range of rail products, including rail joints, rail anchors, rail spikes, railway friction management products and systems, railway wayside data collection and data management systems and load securement systems. End users of our rail products include Class I railroads, short-line and regional railroads and transit systems. Our North American business segments along with the rail division of our United Kingdom business segment serve these end users. In addition, our United Kingdom business segment also manufactures and supplies material handling products primarily to end users within the United Kingdom. These products include overhead and floor conveyor systems, racking systems and mezzanine flooring systems. The end users of our material handling products are primarily in the manufacturing, distribution, garment and food industries.
Results of Operations
Year Ended December 31, 2007 compared to the Year Ended December 31, 2006
     Net Sales. Net sales increased to $109.5 million for the year ended December 31, 2007, an increase of $10.3 million or 10.4%, from $99.2 million for the comparable period in 2006. The increase in net sales is primarily attributable to increased sales of $4.0 million at SSD, $3.7 million at RMP, $2.2 million at our Canadian operations and $332,000 at our United Kingdom operations. Of the $4.0 million of higher sales at SSD, $2.6 million is due to new sales contributed by the Vulcan asset acquisition, which was completed in October 2006, and $1.4 million is due to higher sales of other SSD products, primarily automotive products. Net sales at RMP increased $3.7 million, of which $2.2 million is primarily due to increased sales of track component products and $1.5 million is due to higher sales of Salient Systems’ products. Net sales at our Canadian operations increased $2.2 million, of which $1.4 million is due to foreign currency translation that positively impacted net sales. In addition, net sales increased $844,000 primarily due to higher sales of rail spikes, primarily during the fourth quarter 2007, and higher sales of Kelsan friction management products. The $332,000 increase in sales at our United Kingdom operations reflects a $1.9 million favorable foreign currency translation and a $1.5 million increase in sales during the first quarter 2007 as a result of the Coronet Rail acquisition in April 2006, partially offset by lower sales volume of material handling and friction management products of $3.1 million.

     Gross Profit. Our consolidated gross profit was negatively impacted by $1.3 million due to warranty costs associated with our Bonded to Rail (BTR) products within our RMP segment. Despite these warranty costs, our consolidated gross profit increased to $34.5 million for the year ended December 31, 2007, an increase of $4.1 million or 13.6%, from $30.4 million for the comparable period in 2006. The increase in gross profit is attributable to higher gross profit of $1.7 million at SSD, $1.2 million at our Canadian operations, $705,000 at RMP and $479,000 at our United Kingdom operations. The increase in gross profit at SSD for the current period includes $927,000 of gross profit contributed by the Vulcan product line, along with a more favorable product mix and sales of our new WinChock product. Higher gross profit at our Canadian operations is primarily attributable to $758,000 of additional gross profit on higher sales volume of Kelsan’s friction management products, and $491,000 of favorable foreign currency translation. The $705,000 increase in gross profit at RMP is primarily due to increased sales volume of Salient Systems’ products, partially offset by $1.3 million for warranty costs on defective BTR products. (See Note 13, Commitments and Contingencies, Page 69). Increased gross profit of $479,000 at our United Kingdom operations is primarily due to $666,000 of foreign currency translation that positively impacted gross profit, partially offset by lower gross profit of $180,000 due to lower sales volume of material handling and friction management products.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $22.8 million for the year ended December 31, 2007, an increase of $664,000 or 3.0%, from $22.1 million for the comparable period in 2006. The increase is primarily due to higher expenses of $462,000 in corporate shared services, $294,000 at SSD and $215,000 at RMP, partially offset by lower expenses of $264,000 at our Canadian operations. The increase in selling, general and administrative expenses in corporate shared services is primarily due to professional fees related to Sarbanes-Oxley compliance efforts, incentive expense related to annual profit-sharing payouts and compensation expense associated with the January 2007 stock option grants. Selling, general and administrative expenses at SSD increased $294,000 primarily due to new expenses added as a result of the Vulcan asset acquisition. The increase in selling, general and administrative expenses of $215,000 at RMP is primarily due to higher commission expenses and increased travel costs at Salient Systems. Partially offsetting the overall increase in selling, general and administrative expenses are lower expenses of $264,000 at our Canadian operations, which is primarily due to lower salaries and benefits at Kelsan and lower franchise taxes and research and development expenses at our Montreal location of $552,000 combined, partially offset by an unfavorable foreign currency translation of $288,000.
     Amortization Expense. Amortization expense increased to $1.2 million for the year ended December 31, 2007, an increase of $315,000 or 34.0%, from $926,000 for the comparable period in 2006. This increase is primarily due to amortization expense on intangible assets purchased and deferred financing fees incurred as a result of the Coronet Rail acquisition and Vulcan asset acquisition.
     Interest Expense. Interest expense increased to $1.2 million for the year ended December 31, 2007, an increase of $142,000 or 12.9%, from $1.1 million for the comparable period in 2006. This increase is primarily due to higher interest expense of $132,000 on debt incurred to finance the Vulcan asset acquisition. Total debt obligations decreased to $16.3 million at December 31, 2007 from $19.4 million at December 31, 2006. The decrease in long-term debt of $4.0 million is primarily due to the repayment of the Coronet Rail term loan in March 2007 (See Note 16, Restructuring Costs, page 76), partially offset by an increase in short-term borrowings of $1.0 million.
     Other Expense. Other expense increased to $246,000 for the year ended December 31, 2007, an increase of $106,000 or 75.7%, from $140,000 for the comparable period in 2006. Other expense in the current period includes foreign currency transaction losses of $354,000. Additionally, we incurred a $50,000 impairment loss as our Troy, New York property with a net book value of $500,000 was sold to the Troy Local Development Corporation for $450,000 in May 2007. Partially offsetting these expenses are proceeds of $114,000 from the settlement of an insurance claim at our United Kingdom operations.
     Provision for Income Taxes. The provision for income taxes increased to $2.9 million for the year ended December 31, 2007 from $1.5 million for the comparable period in 2006, reflecting an increase in income before taxes from $6.1 million for the year ended December 31, 2006 to $9.0 million for the year ended December 31, 2007. The effective tax rates on reported taxable income were 31.8% and 24.1% for the years ended December 31, 2007 and 2006, respectively. Tax rates in our foreign jurisdictions range from 30.0% to 35.5%. As such, our consolidated effective tax rate is impacted by our foreign locations pro-rata share of consolidated income before taxes and related tax expense or benefit. Additionally, our consolidated effective tax rate reflects research and development tax credits received by our Canadian operations, which reduced income tax expense by $314,000 and $418,000, or 3.5% and 6.9% for the years ended December 31, 2007 and 2006, respectively. Income tax expense for the year ended December 31, 2007 is higher by approximately $128,000 due to the income tax on the gain recorded in the United Kingdom on the sale in March 2007 of the Wrexham facility (See Note 16 Restructuring Costs, Page 76), which impacted our consolidated effective tax rate by 1.4%. In conjunction with this transaction, the gain reported in the United Kingdom was effectively eliminated in the U.S. by the write-off of the remaining step-up basis, which originated in connection with the purchase of the Company in 1997. In 2007, the IRS eliminated favorable tax treatment of our Canadian business segment’s tax structure effective for the 2008 tax year. We are currently evaluating our corporate tax structure and alternatives in response to this action by the IRS. Our maximum exposure as a result of the new IRS regulations is estimated to be in the range of $150,000 to $200,000 or approximately $0.02 per share of lost tax benefits in 2008.
     Net Income. Net income increased to $6.1 million for the year ended December 31, 2007, an increase of $1.5 million or 32.7%, from $4.6 million for the comparable period in 2006. Our basic and diluted net income per share increased to $0.64 for the year ended December 31, 2007, from $0.48 per share for the comparable period in 2006, on average shares outstanding of 9,601,779 for both periods.
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
     Railway Maintenance Products Division — “RMP”. Our RMP business segment manufactures and assembles track components and related products, friction management products, and wayside data collection and data management systems. We also provide services to railroads, transit systems and railroad contractors, and are a distributor and reseller of purchased track components and lubricants manufactured by third parties. Our manufactured and assembled track component and friction management products consist primarily of standard and insulated rail joints, friction management systems and wayside data collection and data management systems. Our purchased and distributed products consist primarily of various lubricants. RMP’s largest customers are Class I railroads in North America. For the years ended December 31, 2007, 2006 and 2005, RMP’s consolidated external sales to its two largest customers represented 32%, 30% and 33%, respectively.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
External sales	$50,327	$46,599	$45,026
Intersegment sales	1,993	2,164	2,299
Operating income (1)	7,071	6,589	6,894

Sales by product line (2)
Track component products (3)	$28,063	$25,178	$22,302
Friction management products and services	14,977	16,597	18,289
Wayside data collection and data management systems	6,685	5,202	4,964
Other products and services	2,595	1,786	1,770

Total product and service sales	$52,320	$48,763	$47,325

(1)	Includes adjustment of $216,000 for 2005, to reclassify salary and benefit expenses for one executive and three professional employees to be consistent with the allocation of these expenses during 2006. Beginning in April 2005, corporate shared services began to absorb the salaries, benefits and business travel expenses for one executive and one professional employee due to internal promotions and assignment of new responsibilities. The adjustment for this one executive and one professional employee was $59,000 for 2005. Additionally, beginning in January 2006, corporate shared services began to absorb the salaries, benefits, and business travel expenses for two professional employees due to the assignment of new responsibilities. The adjustment for these two professional employees totaled $157,000 for 2005.

(2)	Includes intersegment sales.

(3)	Formerly referred to as Rail Joints and Related Products.
     For the year ended December 31, 2007, external sales for RMP increased by $3.7 million or 8.0%, to $50.3 million from $46.6 million during the comparable period in 2006. The increase in external sales is primarily due to higher sales of track component products reflecting stronger customer demand, partially offset by lower sales of friction management products, primarily lubricants, and a $1.5 million increase in sales of Salient Systems’ products. Included in the track component products sales is $302,000 related to steel surcharges being a pass-through cost to our customers at no additional profit. Operating income for the year ended December 31, 2007 increased to $7.1 million from $6.6 million for the comparable period in 2006, an increase of $482,000 or 7.3%.

Operating income was negatively impacted by $1.3 million during 2007 due to warranty costs on defective BTR products. (See Note 13, Commitments and Contingencies, Page 69.) The overall increase in operating income is primarily due to higher gross profit on higher sales of Salient Systems’ products, partially offset by lower gross profit on lower sales of friction management products and increased selling, general and administrative expenses at Salient Systems, primarily due to higher commissions and travel costs.
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
     Shipping Systems Division — “SSD”. Our SSD segment engineers and sells load securement systems and related products to the railroad freight car market. These systems are used to secure a wide variety of products and lading onto freight cars. Most of the assembly work for SSD is performed at RMP’s Huntington, West Virginia manufacturing plant, although some manufacturing is subcontracted to independent third parties. For the years ended December 31, 2007, 2006 and 2005, SSD’s two largest customers represented 33%, 39% and 62% of external sales, respectively.
     On October 10, 2006, we acquired the railroad product line assets of Vulcan, a Detroit, Michigan manufacturer of freight securement products for the railroad industry. Since the acquisition date, the results of operations for the assets acquired from Vulcan have been included in the Shipping Systems segment and consolidated financial statements.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
External sales (1)	$8,817	$4,842	$5,827
Intersegment sales	(3)	15	12
Operating income (1)	1,624	387	958

Sales by product line (2)
Chain securement systems (3), (4)	$2,331	$2,188	$3,706
Automotive products (3), (5)	4,939	1,346	1,120
Strap securement systems	759	912	702
All other load securement systems (3)	785	411	311

Total product and service sales	$8,814	$4,857	$5,839

(1)	Includes Vulcan-acquired product sales of $3.7 million and operating income of $776,000 for the year ended December 31, 2007. Includes Vulcan-acquired product sales of $877,000 and operating income of $74,000 from the acquisition date through December 31, 2006. The year ended December 31, 2005 does not include historical sales and operating income of Vulcan.

(2)	Includes intersegment sales.

(3)	Includes Vulcan-acquired product sales of $558,000, $2.5 million and $628,000 within chain securement systems, automotive products, and all other load securement systems, respectively, for the year ended December 31, 2007. Includes Vulcan-acquired product sales of $135,000, $567,000 and $175,000 within chain securement systems, automotive products, and all other load securement systems, respectively, from the acquisition date through December 31, 2006.

(4)	Includes heavy duty load securement systems, previously shown separately.

(5)	Includes auto rack load securement systems, previously shown separately.

     For the year ended December 31, 2007, external sales for SSD increased by $4.0 million or 82.1%, to $8.8 million from $4.8 million during the comparable period in 2006. The increase in external sales is primarily due to $2.6 million of new sales contributed by the Vulcan asset acquisition, which was completed in October 2006, along with an increase in sales of other SSD products, primarily automotive products. Operating income for the year ended December 31, 2007 increased to $1.6 million from $387,000 during the comparable period in 2006, an increase of $1.2 million or 319.6%, primarily due to additional operating income contributed by the Vulcan asset acquisition, along with an increase in gross profit primarily due to higher sales of automotive products, in particular our new WinChock product.
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
     Portec Rail Nova Scotia Company — “Canada”. Our Canadian operations include a manufacturing operation near Montreal, Quebec, and a manufacturing and technology facility in Vancouver, British Columbia (Kelsan Technologies Corp. — “Kelsan”). At our Canadian operation near Montreal, we manufacture rail anchors and rail spikes and assemble friction management products primarily for the two largest Canadian railroads. Rail anchors and spikes are devices to secure rails to the ties to restrain the movement of the rail tracks. Kelsan’s two primary product lines are stick lubrication and application systems and a liquid friction modifier, Keltrack®. Kelsan manufactures its stick and applicator systems in Vancouver and subcontracts the manufacturing of the Keltrack® product line. For the years ended December 31, 2007, 2006 and 2005, Canada’s consolidated external sales to its two largest customers represented 64%, 70% and 62%, respectively.
     On November 16, 2006, we restructured the Kelsan organization, which resulted in employee headcount reductions. Affected employees were entitled to receive employee termination benefits as long as they remained with Kelsan until their termination dates. As of December 31, 2006, all affected employees had been terminated. This restructuring resulted in $105,000 of employee termination salaries and benefits, which are included in selling, general and administrative expenses incurred during the fourth quarter 2006. (See Note 16, Restructuring Costs, Page 76.)

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except translation rate)
External sales (1)	$23,059	$20,816	$22,993
Intersegment sales (1)	7,065	6,469	5,430
Operating income (1), (2)	2,470	1,001	3,019
Average translation rate of Canadian dollar to United States dollar	0.9419	0.8848	0.8280

Sales by product line (3)
Rail anchors and spikes	$15,406	$14,307	$16,009
Friction management products and services	13,520	11,947	11,248
Other products and services	1,198	1,031	1,166

Total product and service sales	$30,124	$27,285	$28,423

(1)	On December 31, 2005, the assets of Kelsan Europe (formerly part of the Canada segment) were purchased by Portec Rail Products (UK) Ltd. (United Kingdom segment). Beginning January 1, 2006, the results of operations for Kelsan Europe are included within our United Kingdom business segment. Results for the year ended December 31, 2005 include adjustments of ($3,183,000), $959,000, and ($209,000) to external sales, intersegment sales, and operating income, respectively, to be consistent with 2006 segment presentation. The net effect of the adjustment made to external and intersegment sales is reflected within sales of friction management products and services. The net effect of these adjustments on consolidated results for the year ended December 31, 2005 is zero.

(2)	Includes an adjustment of $31,000 for 2005, to reclassify salary expense for one executive employee to be consistent with the allocation of this expense during 2006. Beginning in April 2005, corporate shared services began to absorb the salary and travel expenses for this employee due to an internal promotion and assignment of new responsibilities. Operating income includes an operating loss from Portec Rail Nova Scotia Company of $631,000, $596,000 and $557,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

(3)	Includes intersegment sales.
     For the year ended December 31, 2007, external sales for Canada increased by $2.2 million or 10.8%, to $23.1 million from $20.8 million during the comparable period in 2006. The increase in external sales is primarily attributable to a $1.4 million foreign currency translation that positively impacted sales, and an increase in sales volume of $844,000 primarily from higher rail spike sales during the fourth quarter 2007 and higher Kelsan friction management sales. Operating income for the year ended December 31, 2007 increased to $2.5 million from $1.0 million during the comparable period in 2006, an increase of $1.5 million or 146.9%. The increase is attributable to higher gross profit of $1.2 million primarily due to higher sales volume of Kelsan friction management products. In addition, selling, general, and administrative expenses were $264,000 lower, primarily due to lower salaries and benefits at Kelsan and lower franchise tax expense and research and development costs at our Montreal location.
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
     Portec Rail Products (UK) Ltd. — “United Kingdom”. In the United Kingdom, we operate and serve our customers in two different markets. The United Kingdom’s rail business, which comprised approximately 58%, 53% and 46% of total segment sales for the years ended 2007, 2006 and 2005, respectively, includes sales of friction management and track component products and services to the United Kingdom passenger rail network. For the years ended December 31, 2007, 2006 and 2005, this segment’s two largest rail customers represented 24%, 22% and 18% of total external sales, respectively.

     Over the same time period described above, our material handling business represented approximately 42%, 47% and 54%, respectively, of the total sales generated by our United Kingdom segment. Our major product lines in this market include overhead and floor conveyor systems, racking systems and mezzanine flooring systems. The end users of our products are primarily United Kingdom based companies in the manufacturing, distribution, garment and food industries. As our material handling products are primarily dependent upon the capital spending plans of manufacturers, our largest customers vary each year depending upon the contracts that are secured. For the years ended December 31, 2007, 2006 and 2005, our two largest material handling customers represented 8%, 11% and 17% of total external sales, respectively.
     During the third quarter 2006, we announced a business reorganization plan, which consolidated our rail and material handling operations in the United Kingdom from four locations into two, one at our Sheffield, England facility (rail) and the other at our Leicester, England facility (material handling). As part of this reorganization, we sold our Wrexham, Wales facility during the first quarter 2007. This reorganization was completed during the first quarter 2007. See Notes to Consolidated Financial Statements — Restructuring Costs, Note 16, page 76 for further details.
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

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except translation rate)
External sales (1)	$27,300	$26,968	$16,947
Intersegment sales (1)	146	15	64
Operating income (1)	2,956	2,530	1,127
Average translation rate of British pound sterling to United States dollar	2.0086	1.8577	1.8131

Sales by product line (2)
Material handling products	$11,520	$12,749	$9,228
Friction management products and services	10,407	10,135	7,783
Track component products (3)	5,519	4,099	—

Total product and service sales	$27,446	$26,983	$17,011

(1)	On December 31, 2005, the assets of Kelsan Europe (formerly part of the Canada segment) were purchased by Portec Rail Products (UK) Ltd. Beginning January 1, 2006, the results of operations for Kelsan Europe are included within our United Kingdom business segment. Results for the year ended December 31, 2005 include adjustments of $3,183,000, $3,000 and $209,000 to external sales, intersegment sales, and operating income, respectively, to be consistent with 2006 segment presentation. The increase in external sales is reflected within sales of friction management products and services. The net effect of these adjustments on consolidated results for the year ended December 31, 2005 is zero.

(2)	Includes intersegment sales.

(3)	Prior to the acquisition, Coronet Rail’s fiscal year was March 31st. Before pro forma adjustments, audited net sales and operating profit for Coronet Rail for the year ended March 31, 2006 was $7.9 million (£4.4 million pounds sterling) and $1.3 million (£756,000 pounds sterling), respectively. For the year ended March 31, 2005, Coronet Rail audited net sales and operating income was $2.7 million (£1.5 million pounds sterling) and $306,000 (£165,000 pounds sterling), respectively. The amounts listed under this footnote are not included in the above United Kingdom table.

     For the year ended December 31, 2007, external sales at our United Kingdom operations increased $332,000 or 1.2%, to $27.3 million from $26.9 million during the comparable period in 2006. The increase in external sales is a combination of a $1.9 million favorable foreign currency translation that positively impacted sales, offset by $1.6 million of lower sales of material handling and friction management products, partially offset by higher sales of track component products. Operating income for the year ended December 31, 2007 increased to $3.0 million from $2.5 million during the comparable period in 2006, an increase of $426,000 or 16.8%. The increase is attributable to lower selling, general and administrative expenses of $373,000, primarily due to a non-recurring restructuring charge in 2006, lower insurance expenses and professional fees, and a $209,000 foreign currency translation that positively impacted operating income. Partially offsetting this increase is lower gross profit of $180,000 primarily due to lower sales volume of material handling and friction management products.
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
Liquidity and Capital Resources
     Our cash flow from operations is the primary source of financing for internal growth, capital expenditures, repayments of long-term contractual obligations, dividends to our shareholders and other commercial commitments. The most significant risk associated with our ability to generate sufficient cash flow from operations is the overall level of demand for our products. Our total cash balance is $4.3 million at December 31, 2007. We may use this cash for acquisitions, product line expansions or general corporate purposes. In addition to cash generated from operations, we have revolving and overdraft credit facilities in place to support the working capital needs of each of our business segments. We believe that cash flow from operations and the ability to borrow additional cash under our credit and overdraft facilities along with our existing cash balances will be sufficient to meet our cash flow requirements and growth objectives over the next twelve months.
Cash Flow Analysis.
     For the year ended December 31, 2007, we generated $8.9 million in cash from operating activities compared to $6.3 million for the year ended December 31, 2006. Cash generated from operating activities during the year ended December 31, 2007 includes net income of $6.1 million, an increase of $1.5 million from 2006. Depreciation and amortization expense totaled $3.6 million in 2007 compared to $3.0 million in 2006, an increase of $555,000, primarily due to amortization expense on intangible assets acquired during 2006. Lower inventory balances due to higher sales generated $1.3 million of cash during the current period. Lower accounts payable balances due to the timing of vendor payments used $1.7 million of cash during the current period. For the year ended December 31, 2006, we generated $6.3 million in cash from operating activities compared to $5.4 million for the year ended December 31, 2005. Cash generated from operating activities during the year ended December 31, 2006 includes net income of $4.6 million, a decrease of $1.2 million from 2005. Depreciation and amortization expense totaled $3.0 million in 2006 compared to $2.5 million in 2005, an increase of $565,000, primarily due to amortization expense on intangible assets acquired in conjunction with the Coronet Rail acquisition in April 2006 and the Vulcan asset acquisition in October 2006. Higher accounts receivable balances, primarily due to higher sales, used $131,000 of cash in 2006, compared to $1.9 million in 2005. The December 31, 2006 accounts receivable balance included $985,000 of receivables purchased in the acquisition of Coronet Rail; however, from the date of acquisition through December 31, 2006, the Coronet Rail receivables generated cash of $977,000.

     Net cash used in investing activities was $2,000 in 2007, compared to $11.5 million of cash used in investing activities during 2006. Net cash used in investing activities includes $2.3 million for capital expenditures during 2007. Offsetting this use of cash from investing activities are net proceeds of approximately $2.0 million from the sale of the Wrexham, Wales, United Kingdom facility during the first quarter 2007 and net proceeds of $448,000 from the sale of the Troy, New York property during the second quarter 2007. During the second quarter 2007, we obtained Board of Director approval for approximately $1.0 million of capital improvements, specifically related to our track component products, to be made to our Huntington, West Virginia manufacturing facility. As of December 31, 2007, we have spent approximately $590,000 on these projects. In early 2008, as a result of design changes, additional equipment, and higher than anticipated equipment costs, the Board of Directors approved an increase to approximately $1.6 million for these projects. We anticipate that these projects will be finalized during the fourth quarter 2008. Net cash used in investing activities was $11.5 million in 2006, compared to $1.7 million of cash used in investing activities during 2005. Of the $11.5 million of cash used, $4.9 million was used for the acquisition of Coronet Rail in April 2006 and $4.5 million was used for the Vulcan asset acquisition in October 2006. Additionally, we used $2.1 million of cash for capital expenditures during 2006. Our capital expenditures upgrade our machinery and equipment, improve our facilities, support new strategic initiatives, or develop new products. We believe that the overall level of capital spending for our business segments is sufficient to remain competitive.
     Net cash used in financing activities was $6.7 million in 2007 compared to net cash provided by financing activities of $1.4 million in 2006. Net cash used in financing activities during 2007 includes repayment of long-term debt obligations of $5.6 million and cash dividends of $2.3 million on common stock paid to shareholders. On March 30, 2007, we used the majority of the proceeds from the sale of the Wrexham, Wales facility to repay a term loan to a United Kingdom financial institution, which had an outstanding principal balance of $1.7 million (£869,000 pounds sterling). A net increase in borrowings on our working capital facilities provided $898,000 of cash from financing activities during 2007. Net cash provided by financing activities was $1.4 million in 2006, compared to $5.8 million of cash used by financing activities in 2005. Cash provided by financing activities during 2006 includes $7.1 million (net of fees paid) from bank loans to purchase Coronet Rail in April 2006 and acquire assets from Vulcan in October 2006. Cash used in financing activities in 2006 includes repayment of long-term debt obligations of $3.1 million and cash dividends of $2.3 million paid to shareholders, along with a net decrease in working capital facilities of $166,000.
Credit Facilities.
     Our credit facility with National City Bank is a term loan and revolving credit facility that provided the financing for the Kelsan acquisition in November 2004 and the Vulcan asset acquisition in October 2006, and also supports the working capital requirements of our United States and Canadian business units. The components of this facility are as follows: 1) a $7.0 million United States revolving credit facility; 2) a $4.2 million ($5.0 million CDN) revolving credit facility for our Canadian operations; 3) an outstanding term loan in the original amount of $14.9 million ($17.6 million CDN) provided for the Kelsan acquisition in November 2004; and 4) an outstanding term loan in the original amount of $3.0 million provided in November 2006 for the Vulcan asset acquisition. We also had $80,000 of outstanding letters of credit under our U.S. revolving credit facility. As of December 31, 2007, we had the ability to borrow an additional $8.9 million under the U.S. and Canadian revolving credit facilities. This agreement contains financial covenants that require us to maintain a current ratio, cash flow coverage and leverage ratios, and maintain minimum amounts of tangible net worth. This credit facility further limits capital expenditures, sales of assets, and additional indebtedness. We were in compliance with all of these financial covenants as of December 31, 2007. For additional details, see Note 9 of the consolidated financial statements included under Item 8 of this Form 10-K.
     As of December 31, 2007, the balance outstanding on the U.S. revolving credit facility and the Canadian revolving credit facility was $2.3 million and $0, respectively. The balance outstanding on the Kelsan acquisition loan was $8.4 million ($8.4 million CDN) at December 31, 2007. The balance outstanding on the Vulcan acquisition loan was $2.3 million at December 31, 2007.
     The working capital facility for Portec Rail Products (UK) Ltd. includes an overdraft availability of $1.4 million (£700,000 pounds sterling), $343,000 (£175,000 pounds sterling) for the issuance of performance bonds, and $79,000 (£40,000 pounds sterling) for the negotiation of foreign checks. There were no outstanding borrowings as of December 31, 2007; however, our availability under this credit facility was reduced due to outstanding performance bonds in the amount of $309,000 (£156,000 pounds sterling) as of December 31, 2007. The balance outstanding on the Coronet Rail acquisition loan was $2.1 million (£1.1 million pounds sterling) at December 31, 2007.
     In conjunction with the acquisition of Coronet Rail on April 12, 2006, Portec Rail Products (UK) Ltd. entered into an accounts receivable factoring facility (“invoice discounting”) with a United Kingdom financial institution that permits Coronet Rail to borrow up to 85% of its eligible accounts receivable, to a maximum of $1.5 million (£750,000 pounds sterling) for its working capital needs. As of December 31, 2007, the outstanding borrowings under this facility were $575,000 (£290,000 pounds sterling). In February 2008, we submitted a formal notice of termination to the financial institution indicating our intention to terminate this agreement as of April 30, 2008.
     We also have a $2.0 million line of credit with Boone County Bank, Inc. for our United States business segments. Any advances on this line are made in term notes and the line availability is reduced by that amount. As of December 31, 2007, we had no outstanding borrowings under this facility. This facility has a current maturity date of July 15, 2008.
Summary of Contractual Obligations
     The following is a summary of our contractual obligations as of December 31, 2007:

	Payments due by period
		Less			More
		than 1	1 - 3	3 - 5	than 5
Contractual Obligations	Total	year	years	years	years
			(In thousands)
Term loans	$13,453	$3,994	$7,823	$1,636	$—
Purchase obligations	8,808	6,351	2,457	—	—
Operating leases (1)	5,367	1,154	1,817	1,046	1,350
Working capital facilities	2,875	2,875	—	—	—
Future interest payments (2)	1,532	776	729	27	—
Pension contributions (3)	1,091	1,091	—	—	—
Deferred purchase price (4)	298	298	—	—	—

Total contractual obligations (5)	$33,424	$16,539	$12,826	$2,709	$1,350

(1)	The majority of our future operating lease obligations are for property leases at our operating locations. There are no unusual terms or conditions within these leases.

(2)	Represents future interest payments on long-term debt obligations as of December 31, 2007. Assumes that interest rates on our long-term debt agreements at December 31, 2007 (See Note 9 of the consolidated financial statements of Form 10-K) will continue for the life of the agreements.

(3)	Pension plan contributions that may be required more than one year from December 31, 2007 will be dependent upon the performance of plan assets.

(4)	Represents the deferred purchase price payable to the former shareholders of Coronet Rail.

(5)	During the first quarter 2007, we recognized a liability of $313,000 for uncertain tax positions in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48). See Note 1, Change in Accounting Principle and Note 12, Income Taxes. This amount is included within other long-term liabilities on the December 31, 2007 consolidated balance sheet. However, because of the high degree of uncertainty regarding the timing of future cash flows associated with this FIN 48 liability, we cannot reasonably estimate the periods of related future payments, and as such, we have excluded the FIN 48 liability from the contractual obligations table.

Financial Condition
     At December 31, 2007 total assets were $104.2 million, an increase of $2.5 million from $101.7 million as of December 31, 2006. The increase at December 31, 2007 is primarily due to $2.5 million of higher cash and cash equivalents and $718,000 of higher property, plant and equipment, primarily to support operations in the current period. In addition, intangible assets and goodwill increased $1.7 million due to an increase in foreign currency exchange rates during 2007. Partially offsetting these increases is a decrease in assets due to the sale of $2.5 million in long-lived assets that were held for sale as of December 31, 2006.
     Total outstanding debt obligations at December 31, 2007 decreased by approximately $3.1 million or 15.8%, to $16.3 million as of December 31, 2007, from $19.4 million at December 31, 2006. The decrease in total outstanding debt obligations is primarily due to $2.3 million of long-term debt obligations repaid during 2007. Additionally, in March 2007, we repaid the outstanding principal balance of one of the Coronet Rail acquisition loans, which reduced our debt balance by $1.7 million. Partially offsetting these decreases is a net increase in short-term borrowings on our working capital facilities of $1.0 million during 2007.
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
     The products that we manufacture and sell, such as our rail joints, rail anchors and rail spikes, require steel as a major element in the production process. Worldwide steel prices began to increase in 2004, resulting in surcharges being added to our overall raw material costs. During 2006 we began to see a transition on some purchases from surcharges to higher base prices for some of the materials, primarily steel, used in our track component products. As a result, we have incurred higher material costs on some of our product lines which has had an impact on our financial results during 2006 and 2007. If a prolonged increase in steel prices should continue and we are unable to pass on these added costs to our customers, our future earnings could be negatively impacted.
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
     Allowances for Doubtful Accounts. We maintain a reserve to absorb potential losses relating to bad debts arising from uncollectible accounts receivable. The allowance for doubtful accounts is maintained at a level that we consider adequate to absorb potential bad debts inherent in the accounts receivable balance and is based on ongoing assessments and evaluations of the collectability, historical loss experience of accounts receivable and the financial status of customers with accounts receivable balances. Bad debts are charged and recoveries are credited to the reserve when incurred.
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
     Goodwill and Other Intangible Assets. We assess the impairment of goodwill and other intangible assets at least annually and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the goodwill of each of our reporting units and our indefinite-lived intangible assets for impairment as required under SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to identify a potential impairment and the second step measures the amount of an impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. The fair values of our reporting units are determined using a discounted cash flow analysis based upon historical and projected financial information. The intangible assets of Salient Systems are tested following the same process. The estimates of future cash flows, discount rates, and long-term growth rates, based on reasonable and supportable assumptions and projections, require our judgment. Factors that could change the result of our goodwill and intangible asset impairment test include, but are not limited to, different assumptions used to forecast future revenue, expenses, capital expenditures and working capital requirements used in our cash flow models. In addition, selection of a risk adjusted discount rate on the estimated undiscounted cash flow is susceptible to future changes in market conditions and when unfavorable, can adversely affect our original estimates of fair values. As such, to account for the uncertainty inherent in our estimates and future projections, we perform sensitivity analyses to determine our margin of error. Since adoption of SFAS No. 142, we have not recognized any impairment of goodwill or other intangible assets.
     Our amortizable intangible assets are evaluated for impairment in accordance with SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires amortizable intangible assets to be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. Furthermore, SFAS No. 144 presents six factors that should be considered in conjunction with a company’s intangible assets as the presence of any one of these factors might indicate that the asset is impaired. Since the adoption of SFAS No. 144, we have not recognized any impairment of intangible assets.

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
     As a result of the Vulcan asset acquisition, we assigned fair values of $2.2 million to customer relationships, $890,000 to a unique customer relationship, $342,000 to vehicle restraint assembly technology (G-Van patent), $47,000 to a supply agreement and $5,000 to non-compete agreements. We also determined that there was $830,000 of goodwill to be recorded as part of this transaction. The goodwill balance increased to $991,000 at December 31, 2007, primarily due to accrued earn-out based upon sales volume, which is recorded as an increase of the total purchase price. In addition, we have estimated that the customer relationships, a unique customer relationship, vehicle restraint assembly technology, supply agreement, and non-compete agreements have definite lives of 19 years, 17 years, 11 years, 3 years and 7 years, respectively, due to our estimates that the projected economic earnings associated with these intangible assets will begin to lapse after these time frames. We will monitor these assets to determine if certain events occur that could cause the lives assigned to these intangible assets to become shorter than originally assigned. We would then assign a shorter future estimated life based on the years that we feel that the product would have value in the marketplace and record an impairment charge in the proper accounting period.
     As a result of the Coronet Rail acquisition, we assigned a fair value of $3.3 million (£1.9 million pounds sterling) to customer relationships, $188,000 (£108,000 pounds sterling) to non-compete agreements, and $34,000 (£19,000 pounds sterling) to a supply agreement. We also determined that there was $1.9 million (£1.1 million pounds sterling) of goodwill to be recorded as part of this transaction. In addition, we have estimated that the customer relationships, non-compete agreements, and supply agreement have definite lives of 20 years, 5 years, and 10 years, respectively, due to our estimates that projected economic earnings associated with these intangible assets will begin to lapse after these time frames. We will monitor these intangible assets to determine if certain events occur that could cause the lives assigned to these intangible assets to become shorter than originally assigned. We would then assign a shorter future estimated life based on the years that we feel that the product would have value in the marketplace and then record an impairment charge in the proper accounting period.
     Warranty Reserves. Most of our products are covered by a replacement warranty. We establish warranty reserves for expected warranty claims based upon our historical experience, or for known warranty issues and their estimable replacement costs. During 2007, we became aware of a problem with RMP’s Bonded to Rail (BTR) joint bars manufactured in Huntington, WV. Warranty expense incurred in 2007 for this issue totaled $1.3 million. As of December 31, 2007, the warranty accrual for this issue is $573,000. See Note 13, Commitments and Contingencies, Page 69 for further details.
     Retirement Benefit Plans. We maintain defined benefit pension plans that cover a significant number of our active employees, former employees and retirees. We account for these plans as required under SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 158 “Employer’s Accounting for Defined Benefit Plans and Other Postretirement Plans.” The liabilities and expenses for pensions require significant judgments and estimates. These amounts are determined using actuarial methodologies and incorporate significant assumptions, including the rate used to discount the future estimated liability, inflation, the long-term rate of return on plan assets and mortality tables. Management has mitigated the future liability for active employees by freezing all defined benefit pension plans effective December 31, 2003. The rate used to discount future estimated liabilities is determined based upon a hypothetical double A yield curve represented by a series of annualized individual discount rates from one-half to thirty years. Our inflation assumption is based on an evaluation of external market indicators. The long-term rate of return is estimated by considering historical returns and expected returns on current and projected asset allocations. The effects of actual results that differ from these assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligations in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our obligations and future expense.

     As interest rates decline, the actuarially calculated retirement benefit plan liability increases. Conversely, as interest rates increase, the actuarially calculated retirement benefit plan liability decreases. Past declines in interest rates and equity markets have had a negative impact on the retirement benefit plan liability and fair value of our plan assets. As a result, the accumulated benefit obligation exceeded the fair value of plan assets at December 31, 2006 and 2005, which resulted in a $396,000 and $87,000, net of tax, respectively, decrease in equity. In addition, the accumulated benefit obligation exceeded the fair value of plan assets at December 31, 2007; however, as a result of an increase in interest rates during 2007, our retirement benefit plan liability at December 31, 2007 is less than the liability at December 31, 2006, which resulted in a $1,380,000, net of tax, increase in shareholder’s equity.
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
     The process of recording deferred tax assets and liabilities involves summarizing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. We must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, a valuation allowance is established. If a valuation allowance is established in a period, an expense is recorded. The valuation allowance is based on our experience and current economic situation. We believe that operations will provide taxable income levels to recover the deferred tax assets.
     As of January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of uncertain tax positions to be taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The determination of the amount of benefits to be recognized and the sustainability of our tax positions upon examination require us to make certain estimates and to use our best judgment based upon historical experience.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to interest rate risk on our contractual long-term debt obligations and our working capital facilities are under floating interest rate arrangements. However, we have determined that these risks are not significant enough to warrant hedging programs. If interest rates increase, we will be exposed to higher interest rates and we will be required to use more cash to settle our long-term debt obligations. As interest rates increase on our variable long-term debt, it will have a negative impact on future earnings because the increased rates will increase our interest expense. Conversely, if interest rates decrease on our variable long-term debt, it will have a positive impact on future earnings because the lower rates will decrease our interest expense. Based upon the long-term debt amount as of December 31, 2007, for every 1% increase or decrease in the interest rate on our long-term debt, our annual interest expense will fluctuate by approximately $163,000.
     In addition, we are exposed to foreign currency translation fluctuations with our two international operations. We do not have any foreign exchange derivative contracts to hedge against foreign currency exposures. Therefore, we are exposed to the related effects when the foreign currency exchange rates fluctuate. If the U.S. dollar strengthens against the Canadian dollar and/or the British pound sterling, the translation rate for these foreign currencies will decrease, which will have a negative impact on our operating income. For example, for the year ended December 31, 2007, for every 1/100 change in the exchange rate of the Canadian dollar to the U.S. dollar, our Canadian operation’s operating income would have changed by approximately $26,000. Further, for every 1/100 change in the exchange rate of the British pound sterling to the U.S. dollar, the impact on operating income for our United Kingdom operations for the year ended December 31, 2007 would have been approximately $15,000. Foreign currency translation fluctuations have no impact on cash flows as long as we continue to reinvest any profits back into the respective foreign operations.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following are included in this item:
Consolidated Financial Statements:
     Consolidated Balance Sheets as of December 31, 2007 and 2006
     Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005
     Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005
     Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
     Notes to Consolidated Financial Statements
Report of Management on Internal Control over Financial Reporting
Reports of Independent Registered Public Accounting Firms
The supplementary data required by this Item (selected quarterly financial data) is provided in Note 15 of the Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

	December 31
	2007	2006
	(In Thousands)
Assets
Current assets
Cash and cash equivalents	$4,273	$1,822
Accounts receivable, net	17,411	16,862
Inventories, net	22,990	23,255
Prepaid expenses and other current assets	586	647
Long-lived assets held for sale	—	2,525
Deferred income taxes	375	682

Total current assets	45,635	45,793

Property, plant and equipment, net	11,121	10,403
Intangible assets, net	31,542	30,744
Goodwill	15,059	14,176
Other assets	869	566

Total assets	$104,226	$101,682

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$6,865	$5,655
Accounts payable	6,167	7,701
Accrued income taxes	706	995
Customer deposits	1,380	2,046
Accrued compensation	2,979	1,826
Other accrued liabilities	2,795	2,212
Deferred purchase price – current portion	298	587

Total current liabilities	21,190	21,022

Long-term debt, less current maturities	9,463	13,737
Deferred income taxes	11,524	9,517
Accrued pension costs	1,175	3,336
Deferred purchase price, less current maturity	—	294
Other long-term liabilities	977	680

Total liabilities	44,329	48,586

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $1 par value, 50,000,000 shares authorized, 9,601,779 shares issued and outstanding at December 31, 2007 and 2006	9,602	9,602
Additional paid-in capital	25,342	25,290
Retained earnings	23,161	19,647
Accumulated other comprehensive gain (loss)	1,792	(1,443)

Total shareholders’ equity	59,897	53,096

Total liabilities and shareholders’ equity	$104,226	$101,682

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

	Years Ended December 31
	2007	2006	2005
	(Dollars in Thousands, Except Per Share Data)
Net sales	$109,503	$99,225	$90,793
Cost of sales	74,995	68,848	61,235

Gross profit	34,508	30,377	29,558

Selling, general and administrative	22,781	22,117	19,641
Amortization expense	1,241	926	698

Operating income	10,486	7,334	9,219

Interest expense	1,247	1,105	856
Other expense, net	246	140	248

Income before income taxes	8,993	6,089	8,115
Provision for income taxes	2,862	1,469	2,288

Net income	$6,131	$4,620	$5,827

Earnings per share
Basic and Diluted	$0.64	$0.48	$0.61

Dividends per share	$0.24	$0.24	$0.21
See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity

					Accumulated
					Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(Dollars in Thousands)
Balance at January 1, 2005	9,601,779	9,602	25,290	13,521	(1,369)	47,044
Cash dividends on common stock paid to shareholders	—	—	—	(2,016)	—	(2,016)
Comprehensive income:
Net income	—	—	—	5,827	—	5,827
Minimum pension liability adjustment, net of tax benefit of $137	—	—	—	—	(87)	(87)
Foreign currency translation adjustment, net of tax of $196	—	—	—	—	(320)	(320)

Total comprehensive income						5,420

Balance at December 31, 2005	9,601,779	$9,602	$25,290	$17,332	$(1,776)	$50,448
Cash dividends on common stock paid to shareholders	—	—	—	(2,305)	—	(2,305)
Comprehensive income:

Net income	—	—	—	4,620	—	4,620
Minimum pension liability adjustment, net of tax benefit of $140	—	—	—	—	(396)	(396)
Foreign currency translation adjustment, net of tax benefit of $446	—	—	—	—	729	729

Total comprehensive income						4,953

Balance at December 31, 2006	9,601,779	$9,602	$25,290	$19,647	$(1,443)	$53,096
Cash dividends on common stock paid to shareholders	—	—	—	(2,304)	—	(2,304)
Cumulative effect of a change in accounting principle (FIN 48)	—	—	—	(313)	—	(313)
Comprehensive income:
Net income	—	—	—	6,131	—	6,131
Stock compensation expense	—	—	52	—	—	52
Minimum pension liability adjustment, net of tax benefit of $684	—	—	—	—	1,380	1,380
Foreign currency translation adjustment, net of tax benefit of $1,137	—	—	—	—	1,855	1,855

Total comprehensive income

Balance at December 31, 2007	9,601,779	$9,602	$25,342	$23,161	$1,792	$59,897

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

	Years Ended December 31
	2007	2006	2005
	(In Thousands)
Operating Activities
Net income	$6,131	$4,620	$5,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,343	2,103	1,765
Amortization expense	1,241	926	699
Provision for doubtful accounts	70	37	11
Deferred income taxes	(346)	(446)	(134)
Pension expense (income)	75	29	(64)
Loss on sale of fixed assets	81	94	15
Stock based compensation expense	52	—	—
Impairment of long-lived assets	50	100	193
Changes in operating assets and liabilities:
Accounts receivable	(148)	(131)	(1,935)
Inventories	1,264	(845)	(1,313)
Prepaid expenses and other current assets	85	(217)	(296)
Accounts payable	(1,745)	211	(659)
Income taxes payable	(281)	(341)	385
Accrued expenses	62	144	870

Net cash provided by operating activities	8,934	6,284	5,364

Investing Activities
Purchases of property, plant and equipment	(2,348)	(2,073)	(1,750)
Proceeds from sale of assets	2,514	1	3
Contingent consideration – business acquisition	(168)	—	—
Business acquisitions, net of cash acquired	—	(9,446)	—

Net cash used in investing activities	(2)	(11,518)	(1,747)

Financing Activities
Net increase (decrease) in working capital facilities	898	(166)	173
Outstanding checks in excess of funds on deposit	309	(42)	(7)
Principal payments on promissory notes	(280)	(280)	—
Proceeds from term loans	55	7,178	—
Principal payments on term loans	(5,316)	(2,829)	(3,961)
Principal payments on capital leases	(69)	(72)	(24)
Cash dividends paid to shareholders	(2,304)	(2,305)	(2,016)
Fees paid to obtain new financing	—	(75)	—

Net cash (used in) provided by financing activities	(6,707)	1,409	(5,835)

Effect of exchange rate changes on cash and cash equivalents	226	280	(164)

Increase (decrease) in cash and cash equivalents	2,451	(3,545)	(2,382)
Cash and cash equivalents at beginning of period	1,822	5,367	7,749

Cash and cash equivalents at end of period	$4,273	$1,822	$5,367

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$1,314	$1,080	$864

Income taxes	$3,211	$2,923	$2,494

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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Portec Rail Products, Inc.; Salient Systems, Inc. (Salient Systems), our wholly-owned, United States subsidiary; Portec Rail Nova Scotia Company, our wholly-owned, Canadian subsidiary, and Portec Rail Products (UK) Ltd., our wholly-owned, United Kingdom subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. For further details regarding our subsidiaries, refer to Exhibit 21 Subsidiaries of the Registrant.
Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Outstanding checks in excess of funds on deposit (book overdrafts) are shown as part of accounts payable on the consolidated balance sheet. The change in book overdrafts between periods is presented as a use or source of cash from financing activities on our consolidated statement of cash flows.
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
We adopted SFAS No. 142 effective January 1, 2002. We are required to test our goodwill for impairment using a two-step process described in SFAS No. 142 on an annual basis or whenever events or circumstances indicate that the fair value of our reporting units may have been affected. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We completed the transitional goodwill impairment test effective January 1, 2002 and determined no transition adjustment was required. We have established October 1st as our annual measurement date for impairment of goodwill. We completed the annual impairment tests for 2007, 2006 and 2005, and determined that no impairment adjustment was required.
In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, we evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires that we make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.
Patents
Patents consist of legal and filing costs incurred in obtaining patent protection for product technology. The accounting rules allow for patent costs to be amortized over the legal life or the useful life of the patent, whichever is shorter. In 2007, we implemented a new patent policy, which amortizes patent costs on a straight-line basis over a period of five to eleven years.
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
Warranty Obligations
We record a liability for product warranty obligations based upon historical warranty claims experience or known warranty issues and their replacement costs. During 2007, we became aware of a problem with RMP’s Bonded to Rail (BTR) joint bars manufactured in Huntington, WV, which are covered by a standard one-year replacement warranty. Warranty expense incurred in 2007 for this issue totaled $1,310,000. As of December 31, 2007, the warranty accrual for this issue is $573,000. See Note 13, Commitments and Contingencies, Page 69 for further details. Product warranty accruals as of December 31, 2006 were not material.
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
As of January 1, 2007, we adopted FIN 48, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of uncertain tax positions to be taken or expected to be taken in a tax return.
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
Research and Development
Research and development costs are charged to expense as incurred. Research and development costs incurred during 2007, 2006 and 2005 were approximately $2.4 million, $2.6 million and $2.9 million, respectively.
Change in Accounting Principle
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which became effective for the Company on January 1, 2007. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The adoption of FIN 48 has resulted in a transition adjustment reducing beginning retained earnings by $313,000; $195,000 in taxes and $118,000 in interest and penalties. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. See Note 12, Income Taxes, Page 67 for additional details.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. In addition, SFAS 157 was issued to eliminate the different definitions of fair value in order to provide consistency and comparability in fair value measurements. However, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We will adopt this standard in the first quarter 2008.
In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement 115 that provides companies with an option to report certain financial assets and liabilities in their entirety at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The fair value option may be applied instrument by instrument, and may be applied only to entire instruments. A business entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company is evaluating its options provided for under this statement and their potential impact on its financial statements when implemented. This statement is being reviewed in conjunction with the requirements of SFAS No. 157 discussed above.
In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141R, Business Combinations — a revision of SFAS 141 (SFAS 141R), which will significantly alter the way that companies account for business combinations under the acquisition method. Under SFAS 141R, an acquiring entity will be required to recognize the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. In addition, the following specific changes will be made: (1) all acquisition costs will be expensed as incurred; (2) any restructuring charges related to the business combination will generally be expensed subsequent to the acquisition date; (3) non-controlling interests will be recorded at fair value at the acquisition date; (4) acquired contingent liabilities will be recorded at fair value at acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; (5) in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; and (6) changes in the deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will generally affect income tax expense. For calendar year companies, SFAS 141R prospectively applies to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of SFAS 141R will have an impact on future business combinations in which we engage; however, at this time, we cannot determine if the impact will be material.
Earnings Per Share
Basic earnings per share (EPS) are computed as net income available to common shareholders divided by the weighted average common shares outstanding. Diluted earnings per share considers the potential dilution that occurs related to issuance of common stock under stock option plans. We calculated the dilutive effect of our stock options in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128), and determined that our stock options have an anti-dilutive effect on earnings per share, as the incremental shares related to the stock options would reduce our average shares outstanding by 7,126 shares for the year ended December 31, 2007. As such, the anti-dilutive shares are not included in the calculation of diluted earnings per share. We did not have any stock options outstanding during the years ended December 31, 2006 and 2005.

	Years Ended December 31
	2007	2006	2005
	(Dollars in Thousands, Except Share and Per Share Data)
Net income available to common shareholders	$6,131	$4,620	$5,827
Basic common shares:
Weighted average shares outstanding	9,601,779	9,601,779	9,601,779
Diluted average shares outstanding	9,601,779	9,601,779	9,601,779
Basic and diluted earnings per share	$0.64	$0.48	$0.61
On June 8, 2006, our shareholders approved the Portec Rail Products, Inc. 2006 Stock Option Plan (the Option Plan). The Option Plan authorizes the issuance of up to 150,000 shares of common stock of Portec Rail Products, Inc. pursuant to grants of incentive and non-statutory stock options and will remain in effect for a period of ten years. We adopted Statement of Financial Accounting Standards No. 123 (R), Share-Based Payments (SFAS 123(R)), effective January 1, 2006. Stock options granted are accounted for in accordance with SFAS 123 (R). See Note 18, Stock Options, Page 77.
Reclassifications
Certain reclassifications have been made to the 2006 and 2005 financial statements to conform to the 2007 financial statement presentation. These reclassifications had no effect on net earnings.
Note 2: Acquisition of Vulcan Chain Corporation Assets
On October 10, 2006, we acquired the railroad product line assets of Vulcan Chain Corporation (Vulcan), a Detroit, Michigan manufacturer of freight securement products for the railroad industry, for a total initial purchase price of $4,479,000 including direct acquisition costs of $143,000. The acquired assets include certain patent interests, equipment, and other intangible assets. Of the $4,479,000 purchase price, $4,330,000 was paid at closing and was financed with borrowings from our National City Bank revolving credit facility along with available cash balances. On November 7, 2006, we entered into a $3,000,000 five-year term loan from National City Bank. Portec Rail Products, Inc. is the sole guarantor of the term loan with substantially all of its United States assets pledged as collateral. The proceeds from this term loan were used to repay the revolving credit facility balance. In addition to the $4,330,000 paid at closing, an earn-out provision based upon the sales volume of the acquired product line will be paid to the former owners of Vulcan over the next three years. Vulcan’s railroad product line is a major supplier of new and reconditioned tie-down systems for the shipment of new automobiles and vans by the rail industry. Vulcan’s products complement our existing Shipping Systems Division products. Accordingly, all assets and liabilities are included in the Shipping Systems segment, and the results of operations for Vulcan have been included in the Shipping Systems segment and consolidated financial statements since the date of acquisition.
In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, we accounted for the acquisition using the purchase method of accounting. Accordingly, the assets and liabilities of Vulcan were adjusted to fair value as of the acquisition date. In addition, all identifiable intangible assets were recorded at fair value and included as part of net assets acquired. The fair value of intangible assets was determined by an independent valuation expert. The assets acquired included $3,453,000 of intangible assets other than goodwill. Of the $3,453,000 of acquired intangible assets, a value of $2,169,000 was assigned to customer relationships, which will be amortized on a straight-line basis over an estimated useful life of 19 years; a value of $890,000 was assigned to a unique customer relationship, which will be amortized on a straight-line basis over an estimated useful life of 17 years: a value of $342,000 was assigned to vehicle restraint assembly technology (G-Van patent), which will be amortized on a straight-line basis over an estimated useful life of 11 years; a value of $47,000 was assigned to a supply agreement, which will be amortized on a straight-line basis over an estimated useful life of 3 years; and a value of $5,000 was assigned to non-compete agreements with the owners and one former employee of Vulcan, which will be amortized on a straight-line basis over an estimated useful life of 7 years. As part of this transaction, we recorded $830,000 of goodwill, which represents the excess purchase price over the fair value of net assets acquired. The goodwill balance increased to $991,000 at December 31, 2007, primarily due to accrued earn-out based upon sales volume, which is recorded as an increase of the total purchase price in accordance with SFAS 141 Business Combinations. During the year ended December 31, 2007, total earn-out payments of $77,000 were paid to the former owners of Vulcan. In accordance with SFAS No. 142, goodwill will not be amortized, but evaluated for impairment annually. All intangible assets resulting from the acquisition are included in the Shipping Systems segment. The purchase price allocations are subject to adjustment and may be modified within one year of the acquisition. Subsequent changes are not expected to have a material effect on our consolidated financial position, or results of operations.
The following summarizes the estimated fair values at the acquisition date:

October 10
2006
(In Thousands)
Property, plant and equipment, net	$196
Intangible Assets	3,453
Goodwill	830

Total assets acquired	$4,479

Note 3: Acquisition of Coronet Rail, Ltd.
On April 12, 2006, Portec Rail Products (UK) Ltd., our wholly-owned subsidiary, acquired 100% of the outstanding common stock of Coronet Rail, Ltd. (Coronet Rail), effective as of April 8, 2006, for a total purchase price of $5,762,000 (£3,310,000 pounds sterling), including direct acquisition costs of $179,000 (£103,000 pounds sterling). Of the total purchase price of $5,762,000, $4,178,000 (£2,400,000 pounds sterling) was paid at closing and was financed by a United Kingdom financial institution in the form of 1) a $2,611,000 (£1,500,000 pounds sterling) five-year term loan and 2) a $1,567,000 (£900,000 pounds sterling) fifteen-year term loan. Portec Rail Products (UK) Ltd. is the sole guarantor of the term loans with substantially all of our United Kingdom assets pledged as collateral. In addition to the $4,178,000 (£2,400,000 pounds sterling) paid at closing, a deferred purchase price of $1,044,000 (£600,000 pounds sterling) without interest is to be paid to the former shareholders of Coronet Rail over the subsequent 24-month period in equal, quarterly installments. Under the terms of the share purchase agreement executed in conjunction with the purchase of Coronet Rail, a working capital adjustment of $361,000 (£207,000 pounds sterling) was paid to the former shareholders of Coronet Rail in June 2006. As of December 31, 2007, $746,000 (£450,000 pounds sterling) of the deferred purchase price has been paid to the former shareholders of Coronet Rail. Of the remaining balance of $298,000 (£150,000 pounds sterling), $149,000 (£75,000 pounds sterling) was paid in January 2008, and $149,000 (£75,000 pounds sterling) is due to be paid in April 2008. Coronet Rail is a major supplier of insulated rail joints and track fasteners to the United Kingdom railways, and is operated under our United Kingdom business segment. Accordingly, all assets and liabilities are included in the United Kingdom segment, and the results of operations for Coronet Rail have been included in the United Kingdom segment and consolidated financial statements since the effective date of the acquisition.
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
Accounts receivable consists of the following:

	December 31
	2007	2006
	(In Thousands)
Accounts receivable	$17,532	$16,921
Less allowance for doubtful accounts	121	59

Net accounts receivable	$17,411	$16,862

Note 6: Inventories
The major components of inventories are as follows:

	December 31
	2007	2006
	(In Thousands)
Raw materials	$9,849	$11,109
Work in process	521	700
Finished goods	13,017	11,751

	23,387	23,560
Less reserve for slow-moving and obsolete inventory	397	305

Net inventory	$22,990	$23,255

Note 7: Property, Plant and Equipment
Property, plant and equipment consist of the following:

	December 31
	2007	2006
	(In Thousands)
Land	$143	$122
Buildings and improvements	7,466	6,147
Machinery and equipment	12,569	11,633
Office furniture and equipment	3,271	3,001
Construction-in-progress	1,212	186

	24,661	21,089
Less accumulated depreciation	13,540	10,686

Net property and equipment	$11,121	$10,403

Total depreciation expense was approximately $2,343,000, $2,103,000 and $1,765,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
Note 8: Goodwill and Intangible Assets
As a result of the Vulcan asset acquisition and the acquisitions of Coronet Rail, Ltd. in 2006, and Kelsan and Salient Systems in 2004, we acquired $31.2 million of intangible assets other than goodwill. For further details see Acquisition

Notes 2 and 3. Of the $31.2 million of intangible assets acquired, $17.8 million are definite-lived, amortizable intangible assets and $13.4 million are indefinite-lived, unamortizable intangible assets (Salient Systems). Additionally, as part of these transactions, we recorded $8.6 million of goodwill, which represents the excess purchase price over the fair value of the net assets acquired. Of the $8.6 million of goodwill, $4.2 million and $1.7 million were recorded as part of the Kelsan and Salient acquisitions, respectively, in 2004. We recorded $1.9 million and $830,000 of goodwill as part of the Coronet acquisition and Vulcan asset acquisition, respectively, in 2006. During 2007, Vulcan’s goodwill balance increased to $991,000 due to accrued earn-out based upon sales volume, which is recorded as an increase of the total purchase price in accordance with SFAS 141 Business Combinations. This increase is presented in the table below. During the year ended December 31, 2007, we made total earn-out payments of $77,000 to the former owners of Vulcan.
The changes in the carrying amounts of goodwill attributable to each segment at December 31, 2007 and 2006 are as follows:

	December 31	Acquired	Foreign	December 31
	2006	Goodwill	Exchange	2007
	(In Thousands)
RMP	$4,656	$—	$—	$4,656
SSD	1,095	161	—	1,256
Canada	4,696	—	738	5,434
United Kingdom	3,729	—	(16)	3,713

Total	$14,176	$161	$722	$15,059

	December 31	Acquired	Foreign	December 31
	2005	Goodwill	Exchange	2006
	(In Thousands)
RMP	$4,656	$—	$—	$4,656
SSD	265	830	—	1,095
Canada	4,708	—	(12)	4,696
United Kingdom	1,379	1,915	435	3,729

Total	$11,008	$2,745	$423	$14,176

The carrying basis and accumulated amortization of definite lived intangible assets are as follows:

	December 31, 2007
	Amortization
	Period	Gross Carrying	Accumulated	Net Carrying
	(in years)	Value	Amortization	Amount
	(In Thousands)
Amortizable Intangible Assets

Patents
RMP	7	$102	$(7)	$95
SSD	10	39	(3)	36
Canada (1)	5 to 7	807	(352)	455

		948	(362)	586
Kelsan Acquisition
Stick friction modifier product technology	15	6,569	(1,350)	5,219
Keltrack® liquid friction modifier product technology	28	6,180	(681)	5,499
Deferred financing fees	5	97	(60)	37

		12,846	(2,091)	10,755

Coronet Rail Acquisition
Customer relationships	20	3,742	(324)	3,418
Non-compete agreements	5	214	(74)	140
Supply agreement	10	38	(6)	32
Deferred financing fees	5	63	(23)	40

		4,057	(427)	3,630

Vulcan Product Line Acquisition
Customer relationships	19	2,169	(138)	2,031
Unique customer relationship	17	890	(63)	827
Vehicle restraint assembly technology	11	344	(39)	305
Supply agreement	3	47	(19)	28
Non-compete agreements	7	5	(1)	4

		3,455	(260)	3,195

Total		$21,306	$(3,140)	$18,166

(1)	Includes Kelsan patents with a gross carrying value, accumulated amortization, and net book value of $797,000, $352,000, and $445,000, respectively. In 2006, these patents were disclosed under the Kelsan acquisition heading.

	December 31, 2006
	Amortization
	Period	Gross Carrying	Accumulated	Net Carrying
	(in years)	Value	Amortization	Amount
	(In Thousands)
Amortizable Intangible Assets

Kelsan Acquisition
Stick friction modifier product technology	15	$5,598	$(777)	$4,821
Keltrack® liquid friction modifier product technology	28	5,267	(392)	4,875
Patents	2 to 5	570	(188)	382
Deferred financing fees	5	83	(35)	48

		11,518	(1,392)	10,126

Coronet Rail Acquisition
Customer relationships	20	3,687	(134)	3,553
Non-compete agreements	5	211	(31)	180
Supply agreement	10	38	(3)	35
Deferred financing fees (3)	5 to 15	79	(10)	69

		4,015	(178)	3,837

Vulcan Product Line Acquisition
Customer relationships	19	2,169	(25)	2,144
Unique customer relationship	17	890	(12)	878
Vehicle restraint assembly technology	11	342	(7)	335
Supply agreement	3	47	(4)	43
Non-compete agreements	7	5	—	5

		3,453	(48)	3,405

Total		$18,986	$(1,618)	$17,368

No significant residual value is estimated for these intangible assets. The carrying amounts and accumulated amortization were impacted by foreign currency translation adjustments. Aggregated amortization expense for all intangible assets for the years ended December 31, 2007, 2006 and 2005 totaled $1,241,000, $926,000, and $699,000, respectively.

The following table represents the total estimated amortization of intangible assets for the five succeeding years:

Estimated Amortization
For the Year Ended December 31,	Expense
(In Thousands)
2008	$1,200
2009	1,194
2010	1,163
2011	1,119
2012	1,108
The carrying basis of indefinite-lived intangible assets is as follows as of December 31, 2007 and December 31, 2006:

Non-Amortized Intangible Assets (Salient Systems Acquisition):	Carrying Value
(In Thousands)
Wheel Impact Load Detector technology	$9,797
Railstress Monitor technology	3,579

Total	$13,376

Note 9: Long-Term Debt
Long-term debt consists of the following:

	December 31
	2007	2006
	(In Thousands)
National City Bank Credit Facility: (a)
Term loan – Kelsan acquisition	$8,435	$9,350
Term loan – Vulcan asset acquisition	2,300	2,950
Revolving credit facility – United States	2,300	850
Revolving credit facility – Canada	—	1,029

United Kingdom loans: (b)
Term loans – Coronet Rail acquisition	2,119	4,307
Working capital facility – invoice discounting	575	—
Working capital facility — overdraft	—	—
Term loans — vehicles	39	—

Promissory notes – Salient Systems acquisition (c)	560	840
Revolving credit facility – Boone County Bank, Inc. (d)	—	—
Capitalized lease obligations	—	66

	16,328	19,392
Less current maturities	6,865	5,655

	$9,463	$13,737

(a) National City Bank Credit Facility
Our credit facility with National City Bank is a term loan and revolving credit facility that provided the financing for the Kelsan acquisition in November 2004 and the Vulcan asset acquisition in October 2006, and also supports the working capital requirements of our United States and Canadian business units. The components of this facility are as follows: 1) a $7.0 million United States revolving credit facility; 2) a $4.2 million ($5.0 million CDN) revolving credit facility for our Canadian operations; 3) an outstanding term loan in the original amount of $14.9 million ($17.6 million CDN) provided for the Kelsan acquisition in November 2004; and 4) an outstanding term loan in the original amount of $3.0 million provided in November 2006 for the Vulcan Chain product line acquisition. As of December 31, 2007, we had the ability to borrow an additional $8.9 million under the U.S. and Canadian revolving credit facilities.
This agreement contains certain financial covenants that require us to maintain a current ratio, cash flow coverage and leverage ratios, and to maintain minimum amounts of tangible net worth. This credit facility further limits capital expenditures, sales of assets, and additional indebtedness. At December 31, 2007, we were in compliance with all of these financial covenants.
Term Loan – Kelsan Acquisition
To finance the acquisition of Kelsan on November 30, 2004 we borrowed $14.9 million ($17.6 million CDN) from National City Bank (Canada) through Portec Rail Nova Scotia Company, a wholly-owned subsidiary of Portec Rail Products, Inc. Portec Rail Nova Scotia Company is the borrower of the funds under the credit agreement, and Portec Rail Products, Inc. is the sole guarantor of the term loan with substantially all of our United States assets pledged as collateral. Under this seven-year term loan, our monthly principal payments are approximately $211,000 ($210,050 CDN). We have the option to direct outstanding borrowings under a Canadian prime lending rate option, a Canadian Banker’s Acceptance Equivalent Note (“BA Note”) option, or utilize a combination of both of these options at our discretion. Interest rates under these options are the prevailing Canadian prime rate plus an applicable margin of .75% to 1.75% (prime rate option), or the BA Note interest rate plus an applicable margin of 1.75% to 2.75% (BA Note option). As of December 31, 2007, we had outstanding borrowings of $8.4 million ($8.4 million CDN) that were priced under the BA Note rate option at 6.49%. This term loan is scheduled to mature on November 30, 2011.
Term Loan – Vulcan Asset Acquisition
On November 7, 2006, we borrowed $3.0 million from National City Bank to finance the Vulcan acquisition. Portec Rail Products, Inc. is the sole guarantor of the term loan with substantially all of our United States assets pledged as collateral. Under this five-year term loan, our monthly principal payments are $50,000. The outstanding principal balance accrues interest based upon the 30-day LIBOR rate plus 1.5%. As of December 31, 2007, we had outstanding borrowings of $2.3 million, which accrued interest at 6.43%. This term loan is scheduled to mature on October 31, 2011.
Revolving Credit Facility – United States
Our U.S. revolving credit facility permits borrowings up to $7.0 million to support the working capital requirements of our United States operations. Included in the $7.0 million is a sub-limit of $1.6 million for standby and commercial letters-of-credit. Outstanding borrowings under this facility can be priced at a prime-based rate or a LIBOR-based rate. Outstanding borrowings under this facility were $2.3 million and $850,000 as of December 31, 2007 and 2006, respectively. Borrowings on this facility accrued interest at 6.43% and 6.85% at December 31, 2007 and 2006, respectively. As of December 31, 2007, a commercial letter-of-credit was outstanding in the amount of $80,000. This credit facility expires on September 30, 2010.

Revolving Credit Facility — Canada
The working capital requirements for our Canadian operations are supported by a $4.2 million ($5.0 million CDN) revolving credit facility. Included within the $4.2 million is a sub-limit of $335,000 ($400,000 CDN) for standby and commercial letters of credit. The interest rate is the Canadian prime rate plus 1.0%. Borrowings on this facility accrued interest at 7.0% at December 31, 2007 and 2006. As of December 31, 2007, there were no outstanding borrowings under this facility. Outstanding borrowings under this facility were $1.0 million ($1.2 million CDN) at December 31, 2006. This facility is scheduled to expire on December 31, 2008.
(b) United Kingdom Loans
Term Loans — Coronet Rail Acquisition
To finance the acquisition of Coronet Rail on April 12, 2006, our United Kingdom subsidiary borrowed $4.2 million (£2.4 million pounds sterling) from a United Kingdom financial institution in the form of 1) a $2.6 million (£1.5 million pounds sterling) five-year term loan at an interest rate equal to the financial institution’s base rate plus 1.75% and 2) a $1.6 million (£900,000 pounds sterling) fifteen-year term loan at an interest rate equal to the financial institution’s base rate plus 1.25%. Portec Rail Products (UK) Ltd. is the guarantor of the term loans with substantially all of our United Kingdom assets pledged as collateral. Monthly principal payments are approximately $45,000 (£23,000 pounds sterling) for the five-year term loan and $6,000 (£3,000 pounds sterling) for the fifteen-year term loan. On March 30, 2007 the fifteen-year term loan in the original amount of $1.6 million (£900,000 pounds sterling) was repaid in full with proceeds from the sale of the Wrexham, Wales property (See Note 16 for additional information). As of December 31, 2007, the outstanding principal balance of the remaining term loan was approximately $2.1 million (£1.1 million pounds sterling). As of December 31, 2007, the interest rate on the principal balance outstanding was 7.25%. The term loan in the original amount of $2.6 million (£1.5 million pounds sterling) is scheduled to mature on April 12, 2011. This agreement contains certain financial covenants that require us to maintain senior interest and cash flow coverage ratios. We were in compliance with these financial covenants as of December 31, 2007.
Working Capital Facility – Invoice Discounting
In conjunction with the acquisition of Coronet Rail on April 12, 2006, we entered into an accounts receivable factoring facility (“invoice discounting”) with a United Kingdom financial institution that permits Coronet Rail to borrow up to 85% of its eligible accounts receivable, to a maximum of $1.5 million (£750,000 pounds sterling) for its working capital requirements. The interest rate on this working capital facility is the financial institution’s base rate plus 1.85% as of December 31, 2007. At December 31, 2007 and 2006, the interest rates on this facility were 7.50% and 6.75%, respectively. As of December 31, 2007, the outstanding borrowings under this facility were $575,000 (£290,000 pounds sterling). As of December 31, 2006, there were no outstanding borrowings under this facility. The initial term of this facility was one year; however, in April 2007 the financial institution extended the agreement on a month-to-month basis. There is a requirement to provide the financial institution with a formal three month advance notification to cancel this facility. In February 2008, we submitted a formal notice of termination to the financial institution; consequently, our agreement will terminate on April 30, 2008.
Working Capital Facility – Overdraft
The working capital facility for Portec Rail Products (UK) Ltd. includes an overdraft availability of $1.4 million (£700,000 pounds sterling); $344,000 (£175,000 pounds sterling) for the issuance of performance bonds, and $79,000 (£40,000 pounds sterling) for the negotiation of foreign checks. This credit facility supports the working capital requirements of Portec Rail Products (UK) Ltd. and is collateralized by substantially all of the assets of Portec Rail Products (UK) Ltd. and its wholly-owned subsidiaries, including Coronet Rail, Ltd. The interest rate on this overdraft facility is the financial institution’s base rate plus 1.5%. For any borrowings in excess of $1.5 million (£750,000 pounds sterling) that the financial institution approves, the interest rate is the financial institution’s base rate plus 3.5%. There were no outstanding borrowings as of December 31, 2007 and 2006; however, our availability under this credit facility was reduced due to outstanding performance bonds in the amount of $309,000 (£156,000 pounds sterling) and $305,000 (£156,000 pounds sterling) as of December 31, 2007 and 2006, respectively. This facility is scheduled to expire on April 24, 2008.

(c) Salient Systems Promissory Notes
In connection with the acquisition of Salient Systems on September 30, 2004, we executed two promissory notes. One promissory note was executed with Harold Harrison, the founder and former President and Chief Executive Officer of Salient Systems. This promissory note, in the aggregate principal amount of $1,064,000 is due to Mr. Harrison in four equal, annual installments of $266,000 beginning January 3, 2006 and ending January 3, 2009. A second promissory note was executed with Falls River Group, LLC, which acted as a financial advisor to Salient Systems. This promissory note, in the aggregate principal amount of $56,000 is due to Falls River Group, LLC in four equal, annual installments of $14,000 beginning January 3, 2006 and ending January 3, 2009. In January 2007 and 2006, principal payments of $266,000 and $14,000, and accrued interest of $68,000 and $85,000, respectively, were paid to the note holders. The unpaid principal balance of the promissory notes accrues interest at the prime rate as published in the Wall Street Journal. All accrued and unpaid interest is payable annually beginning January 3, 2006. The outstanding balance on the promissory notes accrued interest at 7.25% as of December 31, 2007. At December 31, 2007, we had accrued interest of $45,000 related to these promissory notes.
(d) Revolving Credit Facility – Boone County Bank, Inc.
We have a $2.0 million revolving line of credit facility with Boone County Bank, Inc. for our United States business segments. Any advances on this line are made to term notes and the line availability is reduced by that amount. As of December 31, 2007, we had no outstanding borrowings under this facility. This facility has a current maturity date of July 15, 2008.
Future Maturities of Long-Term Debt
Future maturities of long-term debt are as follows:

(In Thousands)
2008	$6,865
2009	4,042
2010	3,785
2011	1,636
2012	—
Thereafter	—

Total	$16,328

Note 10: Retirement Plans
Defined Contribution Plans
We maintain a qualified defined contribution 401(k) plan covering substantially all of our United States employees. Under the terms of the plan, we contribute 3% of each employee’s monthly compensation as a non-elective contribution and may also contribute up to 50% of the first 6% of each employee’s compensation contributed to the plan as an annual profit sharing match, depending on certain profitability thresholds. Total expense that we recorded for non-elective and matching contributions was approximately $406,000, $352,000 and $373,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
At our Canadian operation near Montreal, we also maintain a defined contribution plan covering all non-union employees. Under the terms of the Canadian plan, we may contribute 4% of each employee’s compensation as a non-elective contribution and may also contribute 30% of the first 6% of each employee’s compensation contributed to the plan. Total expense that we recorded for non-elective and matching contributions for the Canadian defined contribution plan was approximately $88,000, $73,000 and $60,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
We also maintain a defined contribution plan covering substantially all employees of Portec Rail Products (UK) Ltd.. Benefits under this plan are provided under no formal written agreement. Under the terms of the defined contribution plan, we may make non-elective contributions of between 3% and 7.5% of each employee’s compensation. There are no Company matching contributions. Total expense that we recorded for the United Kingdom defined contribution plan contributions was approximately $131,000, $109,000 and $112,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
Defined Benefit Pension Plans
In December 2003, the FASB issued revisions to SFAS 132, Employer’s Disclosures about Pensions and Other Postretirement Benefits, which included new and revised disclosures for sponsors of defined benefit plans. The defined benefit plan information presented below (both domestic and foreign) for 2005 reflects the adoption of SFAS 132 and the related disclosures.
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
United States Defined Benefit Pension Plan
We maintain a noncontributory defined benefit plan that covers a significant number of our United States employees, former employees and retirees. For hourly employees, benefits under the plan are based on years of service. For salaried employees, benefits under the plan are based on years of service and the employee’s average compensation during defined periods of service. In August 2003, we amended our United States defined benefit pension plan by freezing the benefits accrued for all participants effective December 31, 2003, and preventing new enrollments after December 31, 2003. No minimum contribution was required by the plan during calendar years 2007, 2006 and 2005 for the 2006, 2005, or 2004 plan years. In 2008, we will be required to make a minimum contribution of $861,000, of which $492,000 relates to the 2007 plan year and $369,000 relates to the 2008 plan year.

United Kingdom Defined Benefit Pension Plans:
In September 2003, we amended the Portec Rail and Conveyors plans by freezing the benefits accrued for all participants effective December 31, 2003. Our future net periodic pension cost and plan funding will be dependent upon the performance of plan assets and assumptions adopted. United Kingdom regulations require trustees to adopt a prudent approach to funding defined benefit pension plans. The unrecognized transition obligation for the Portec Rail plan of $412,000 and for the Conveyors plan of $77,000 will continue to be amortized over the average remaining service period of employees in the plan.
Portec Rail Products (UK) Limited Pension Plan (Portec Rail Plan):
We maintain a defined benefit pension plan in the United Kingdom, the Portec Rail Products (UK) Limited Pension Plan (Portec Rail plan). The Portec Rail plan covers some active employees, former employees and retirees, and has been frozen to new entrants since April 1, 1997. Benefits under the Portec Rail plan were based on years of service and eligible compensation during defined periods of service. Prior to 2004, our funding policy for the Portec Rail plan was to contribute approximately 10% of each active employee’s eligible compensation to the plan along with each active employee also contributing to the plan at 3% of eligible compensation. Beginning in 2004, our funding policy for the Portec Rail plan is to contribute the greater of either £12,000 pounds sterling ($24,000) per year or the minimum annual contribution required by applicable regulations. Our total contributions into the Portec Rail plan amounted to approximately $170,000, $23,000 and $22,000 for the years ended December 31, 2007, 2006 and 2005, respectively. We expect to contribute £95,000 pounds sterling ($189,000 U.S. dollars) to the Portec Rail plan during 2008.
Conveyors International Limited Pension Plan (Conveyors Plan):
We also maintain the Conveyors International Limited Pension Plan (Conveyors plan), a defined benefit pension plan in the United Kingdom. After January 2002, the Conveyors plan covers only former employees. Benefits under the Conveyors plan were based on years of service and eligible compensation during defined periods of service. Our funding policy for the Conveyors plan is to make minimum annual contributions required by applicable regulations. During 2007, we contributed $38,000 to the Conveyors plan. No contributions were made to the Conveyors plan for the years ended December 31, 2006 and 2005. Our future net periodic pension cost and plan funding will be dependent upon the performance of plan assets. We expect to contribute £21,000 pounds sterling ($42,000 U.S. dollars) to the Conveyors plan during 2008.
Other Post-Retirement Benefit Plan
At our Canadian operation near Montreal, we maintain a post-retirement benefit plan, which provides retiree life insurance, health care benefits and, for a closed group of employees, dental care. Retiring employees with a minimum of 10 years of service are eligible for the plan benefits. The plan is not funded, and as such, does not have any assets to fund future benefit obligations. Cost of benefits earned by employees is charged to expense as services are rendered. For the years ended December 31, 2007, 2006, and 2005, we recognized expense of $52,000, ($55,000 CDN), $59,000 ($67,000 CDN) and $43,000 ($52,000 CDN), respectively. Our accrued benefit obligation, per our actuarial valuation, was $514,000 ($511,000 CDN) and $453,000 ($528,000 CDN) as of December 31, 2007 and 2006, respectively. This amount is recognized within other long-term liabilities with corresponding amounts included in deferred income tax and accumulated other comprehensive income on the consolidated balance sheet.

United States Defined Benefit Plan
We use a December 31 measurement date for the United States defined benefit pension plan. The funded status of our United States defined benefit pension plan is as follows for the periods ended:

	December 31
	2007	2006
	(In Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$9,488	$9,492
Interest cost	534	530
Actuarial (gain) loss	(721)	31
Benefits paid	(565)	(565)

Benefit obligation at end of year	8,736	9,488

Change in plan assets:
Fair value of plan assets at beginning of year	7,920	7,635
Actual return on plan assets	574	850
Benefits paid	(565)	(565)

Fair value of plan assets at end of year	7,929	7,920

Funded status of the plan	(807)	(1,568)

Unrecognized net actuarial loss	N/A	N/A

Net pension (liability)	$(807)	$(1,568)

Accumulated Benefit Obligation	$8,736	$9,488

Amounts recognized in the balance sheets:
Accrued benefit liability	$(807)	$(1,568)
Accumulated other comprehensive loss	2,020	2,817

Net amount recognized at December 31	$1,213	$1,249

Incremental Effect of Applying Statement 158 on Individual Line Items in the
Consolidated Balance Sheet as of December 31, 2006

	Before SFAS 158	Adjustments	After SFAS 158
	(In Thousands)
Liabilities for pension benefit	$3,336	—	$3,336
Deferred income taxes	9,517	—	9,517
Total liabilities	48,586	—	48,586
Accumulated other comprehensive income	(1,443)	—	(1,443)
Stockholder’s equity	53,096	—	53,096
Total liabilities and equity	101,682	—	101,682
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

Amounts Recognized in Accumulated Other Comprehensive Income

	December 31
	2007	2006
	(In Thousands)
Transition obligation	$—	$—
Prior service cost	—	—
Net actuarial loss	2,020	2,817

	$2,020	$2,817

The estimated net actuarial loss, prior service cost, and transition obligation for the U.S. defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2008 fiscal year are $71,000, $0, and $0, respectively. We do not expect that any plan assets will be returned to the Company during fiscal year 2008.
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income

December 31
2007
(In Thousands)
Net actuarial (gain)	$(668)
Prior service cost	—
Reversal of amortization item
Transition obligation	—
Prior service costs	—
Net actuarial loss	(129)

$(797)

The weighted average assumptions used to determine the benefit obligation are as follows for the periods ended:

	December 31
	2007	2006
Discount rate	6.53%	5.75%
Rate of compensation increase	N/A	N/A
The weighted-average assumptions used for determining net periodic pension cost are as follows for the periods ended:

	December 31
	2007	2006	2005
Discount rate	6.53%	5.75%	5.75%
Expected return on plan assets	8.25%	8.25%	8.25%

The components of net periodic pension (benefit) cost for the years ended December 31, 2007, 2006 and 2005 were:

	December 31
	2007	2006	2005
	(In Thousands)
Interest cost	$534	$530	$520
Expected return on plan assets	(627)	(647)	(681)
Amortization of net actuarial loss	129	107	49

Pension cost (benefit)	$36	$(10)	$(112)

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
Asset allocation is primarily based on a strategy to provide stable earnings while still permitting the plan to recognize potentially higher returns through investment in equity securities within the prescribed guidelines. The target asset allocation percentages for 2007 and 2006 are as follows:

Pension Assets
Cash/money market funds	0 - 10%
U.S. fixed income securities	20 - 40%
Equity securities	60 - 80%
Plan assets are re-balanced at least quarterly. At December 31, 2007 and 2006, plan assets by category are as follows:

	2007	2006
Cash/money market funds	6%	10%
U.S. fixed income securities	29	23
Equity securities	65	67

	100%	100%

The following estimated future benefit payments are expected to be paid under the United States defined benefit pension plan:

Pension Benefits
(In Thousands)
2008	$588
2009	586
2010	581
2011	583
2012	581
2013 - 2017	2,992

United Kingdom Defined Benefit Pension Plans
We use an October 31 measurement date for the United Kingdom defined benefit pension plans. Under SFAS 158, we will be required to change our measurement date to December 31 beginning with our Form 10-K to be filed for the year ending December 31, 2008. The funded status of our United Kingdom defined benefit pension plans is as follows for the years ended December 31:

	Portec Rail	Conveyors	Portec Rail	Conveyors
	Plan	Plan	Plan	Plan
	2007	2007	2006	2006
	(In Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$6,332	$1,454	$5,438	$1,214
Service cost	5	4	—	—
Interest cost	318	72	307	69
Actuarial (gain) loss	(882)	(212)	(53)	24
Benefits paid	(119)	(57)	(111)	(20)
Foreign currency translation adjustments	94	22	751	167

Benefit obligation at end of year	5,748	1,283	6,332	1,454

Change in plan assets:
Fair value of plan assets at beginning of year	4,970	1,048	4,022	842
Actual return on plan assets	435	88	480	110
Employer contributions	170	38	23	—
Benefits paid	(119)	(57)	(111)	(20)
Foreign currency translation adjustments	74	16	556	116

Fair value of plan assets at end of year	5,530	1,133	4,970	1,048

Funded status of the plan	(218)	(150)	(1,362)	(406)
Unrecognized net actuarial loss	N/A	N/A	N/A	N/A
Unrecognized transition obligation	N/A	N/A	N/A	N/A

Net pension asset (liability)	$(218)	$(150)	$(1,362)	$(406)

Accumulated Benefit Obligation	$5,748	$1,283	$6,332	$1,454

Amounts recognized in the balance sheets:
Prepaid benefit cost	$—	$—	$—	$—
Accrued benefit liability	(218)	(150)	(1,362)	(406)
Accumulated other comprehensive loss	738	470	1,748	682

Net amount recognized at December 31	$520	$320	$386	$276

Incremental Effect of Applying Statement 158 on Individual Line Items in the
Consolidated Balance Sheet as of December 31, 2006

	Before SFAS 158	Adjustments	After SFAS 158
	(In Thousands)
Liabilities for pension benefit	$3,336	—	$3,336
Deferred income taxes	9,517	—	9,517
Total liabilities	48,586	—	48,586
Accumulated other comprehensive income	(1,443)	—	(1,443)
Stockholder’s equity	53,096	—	53,096
Total liabilities and equity	101,682	—	101,682

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
Amounts Recognized in Accumulated Other Comprehensive Income

	Portec Rail	Conveyors	Portec Rail	Conveyors
	Plan	Plan	Plan	Plan
	December 31	December 31	December 31	December 31
	2007	2007	2006	2006
	(In Thousands)
Transition obligation	$(412)	$(77)	$(464)	$(86)
Net actuarial loss	1,150	547	2,212	768

	$738	$470	$1,748	$682

The estimated net actuarial loss, prior service cost, and transition asset for the Portec Rail defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2008 fiscal year are $84,000, $0, and $59,000, respectively. The estimated net actuarial loss, prior service cost, and transition asset for the Conveyors defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2008 fiscal year are $1,000, $0, and $11,000, respectively. We do not expect that any plan assets will be returned to the Company during fiscal year 2008.
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income

	Portec Rail	Conveyors
	Plan	Plan
	December 31	December 31
	2007	2007
	(In Thousands)
Net actuarial (gain)	$(962)	$(228)
Reversal of amortization item
Transition obligation	59	11
Net actuarial loss	(133)	(5)
Foreign currency translation adjustment	26	10

	$(1,010)	$(212)

The weighted-average assumptions used to determine the benefit obligation are as follows for the periods ended:

	December 31
	2007	2006

Discount rate	5.90%	5.00%
Rate of compensation increase	N/A	N/A

The weighted-average assumptions used for determining net periodic pension cost are as follows for the years ended December 31:

	December 31
	2007	2006	2005

Discount rate	5.90%	5.00%	5.00%
Expected return on plan assets	7.20%	7.00%	7.35%
Rate of compensation increase	N/A	N/A	N/A
The components of net periodic pension cost (benefit) are as follows for the years ended December 31:

	Portec Rail	Conveyors	Portec Rail	Conveyors	Portec Rail	Conveyors
	Plan	Plan	Plan	Plan	Plan	Plan
	2007	2007	2006	2006	2005	2005
	(In Thousands)
Service cost	$5	$4	$—	$—	$—	$—
Interest cost	318	72	306	69	310	53
Expected return on plan assets	(355)	(73)	(333)	(70)	(291)	(69)
Amortization of transition amount	(59)	(11)	(58)	(11)	(54)	(10)
Amortization of unrecognized loss (gain)	133	5	131	5	121	(12)

Pension cost (benefit)	$42	$(3)	$46	$(7)	$86	$(38)

We have estimated the long-term rate of return on plan assets based primarily on historical returns on plan assets, adjusted for changes in target portfolio allocations and recent changes in long-term interest rates based on publicly available information.
Plan assets are invested by the Trustees in accordance with a written Statement of Investment Principles. This statement permits investment in equities, corporate bonds, United Kingdom government securities, commercial property and cash, based on certain target allocation percentages.
Asset allocation is primarily based on a strategy to provide steady growth without undue fluctuations. The target asset allocation percentages for 2007 and 2006 are as follows:

	Portec Rail	Conveyors
	Plan	Plan

Equity securities	Up to 100%	Up to 100%
Commercial property	Not to exceed 50%	Not to exceed 50%
U.K. Government securities	Not to exceed 50%	Not to exceed 50%
Cash	Up to 100%	Up to 100%

The plan assets by category for the years ended December 31, 2007 and 2006 are as follows:

	Portec Rail	Conveyors	Portec Rail	Conveyors
	Plan	Plan	Plan	Plan
	2007	2007	2006	2006

Equity securities	41%	33%	37%	28%
Corporate Bonds	22	18	8	—
Commercial property	25	30	28	33
U.K. Government securities	6	5	6	5
Cash	6	14	21	34

	100%	100%	100%	100%

The following estimated future benefit payments are expected to be paid, under the United Kingdom defined benefit plans:

	Portec Rail	Conveyors
	Plan	Plan
	(In Thousands)
2008	$127	$32
2009	129	32
2010	153	32
2011	183	34
2012	250	34
2013 - 2017	1,558	153
Note 11: Accumulated Other Comprehensive Loss

			Accumulated
	Currency	Minimum	Other
	Translation	Liability	Comprehensive
	Adjustment	Retirement Plans	Income (Loss)
	(In Thousands)
Balance at January 1, 2005	$1,706	$(3,075)	$(1,369)
Net change	(320)	(87)	(407)

Balance at December 31, 2005	1,386	(3,162)	(1,776)
Net change	729	(396)	333

Balance at December 31, 2006	2,115	(3,558)	(1,443)
Net change	1,855	1,380	3,235

Balance at December 31, 2007	$3,970	$(2,178)	$1,792

The income tax expense associated with the currency translation adjustment included in accumulated other comprehensive income for other non-U.S. subsidiaries was approximately $(2,433,000), $(1,296,000), and $(850,000) at December 31, 2007, 2006 and 2005, respectively. The income tax benefit associated with the minimum pension liability included in accumulated other comprehensive income was approximately $1,166,000, $1,849,000, and $1,709,000 at December 31, 2007, 2006 and 2005, respectively.

Note 12: Income Taxes
Income tax expense consists of the following:

	Years Ended December 31
	2007	2006	2005
	(In Thousands)
Income taxes:
Current:
Federal	$1,068	$602	$1,270
State	210	152	279
Foreign	1,349	1,139	839

	2,627	1,893	2,388

Deferred:
Federal	(37)	(226)	70
State	(30)	(1)	(66)
Foreign	302	(197)	(104)

	235	(424)	(100)

Total	$2,862	$1,469	$2,288

A reconciliation of U.S. income tax computed at the statutory rate and actual expense is as follows:

	Years Ended December 31
	2007	2006	2005
	(In Thousands)
Amount computed at statutory rate	$3,057	$2,070	$2,759
State and local taxes less applicable federal income tax	119	100	140
Incremental tax on foreign operations	(27)	(250)	(42)
Decrease in valuation reserve	—	—	(111)
Non-taxable income	(328)	(336)	(334)
Other	41	(115)	(124)

Total	$2,862	$1,469	2,288

The components of the net deferred tax assets and liabilities are as follows:

	December 31
	2007	2006
	(In Thousands)
Deferred tax liabilities:
Property and equipment	$543	$791
Goodwill and intangible assets	10,980	10,481
Long-term contracts	—	9
Unrepatriated earnings of foreign subsidiary	534	397
Foreign currency translation	2,433	1,296
Other	148	162

Total deferred tax liabilities	14,638	13,136

Deferred tax assets:
Minimum pension liability	1,130	1,849
Inventory reserves	130	111
Accrued expenses	211	156
Accounts receivable	13	11
Uniform capitalization	170	184
Foreign tax credit carryforward	276	276
Foreign operating losses and research expenditures	1,497	1,714
Other	62	—

Total deferred tax assets	3,489	4,301
Valuation allowance	—	—

Net deferred tax assets	3,489	4,301

Net deferred tax liabilities	$11,149	$8,835

The above net deferred tax liability is presented on the balance sheet as follows:

	December 31
	2007	2006
	(In Thousands)
Deferred tax asset — current	$375	$682
Deferred tax liability — long-term	11,524	9,517

Net deferred tax liability	$11,149	$8,835

Our foreign tax credit carry forwards expire from 2010 to 2016. At December 31, 2007 and 2006, we had approximately $2,896,000 and $1,956,000, respectively, of net deferred tax liabilities located outside of the United States.
As a result of the November 30, 2004 Kelsan acquisition, at December 31, 2007, we have approximately $1,835,000 of non-capital losses for income tax purposes, which are only available to offset the taxable income of Kelsan in future years. These losses expire in 2014. In addition, we have approximately $3,224,000 of scientific research and development expenditures available for unlimited carry forward to offset the taxable income of Kelsan in future years.
Uncertain Tax Positions
FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48) became effective for us on January 1, 2007. The adoption of FIN 48 during the first quarter of 2007 resulted in a transition adjustment reducing beginning retained earnings by $313,000, of which $195,000 is for taxes and $118,000 is for interest and penalties. This potential liability resulted from an analysis of services performed in certain states where tax returns had not previously been filed.

We continued to evaluate uncertain tax positions pursuant to the guidance found within FIN 48 for the remainder of the year ended December 31, 2007. We are not aware of any changes to our assessment of positions taken in the U.S. federal and foreign jurisdictions and therefore, do not identify financial statement exposure in these areas.
The state tax liability calculation was also reviewed by us as of December 31, 2007. We determined that there have been no significant changes to the states in which we have business operations from the beginning of the evaluation period. In addition, a quantitative analysis was performed to calculate the maximum average quarterly impact that this exposure would have on our financial statements. The resulting value was immaterial to the financial statements as a whole.
We determined that no adjustment to the previously recorded FIN 48 liability was necessary as a result of our quarterly assessments during 2007. Following is a reconciliation of the beginning and ending unrecognized tax benefits for the year ended December 31, 2007:

2007
(In Thousands)
Balance at January 1, 2007	$313
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$313

We continue to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. We or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.
Note 13: Commitments and Contingencies
Lease Commitments
All of our facilities, except our manufacturing facility in Saint-Jean-sur-Richelieu, Quebec, Canada, are leased. In addition, we lease certain automobiles and office equipment. These leases are subject to renewal options for varying periods. Future minimum payments under noncancelable operating leases with initial or remaining terms of one year or more consist of the following:

(In Thousands)
2008	$1,154
2009	1,016
2010	801
2011	655
2012	391
Thereafter	1,350

Total minimum lease payments	$5,367

Operating lease expense under such arrangements was $1,386,000, $1,132,000 and $1,133,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
Contingencies
We became aware of a problem during the second quarter 2007 with RMP’s Bonded to Rail (BTR) joint bars in which the epoxy that is used as the primary method of adhesion to the rail appeared to fail in certain instances. The BTR is a finished good which includes two sections of rail, two joint bars and necessary hardware, and is sold as a final assembled product. We notified our BTR customers of this problem as soon as we became aware of it. We have extensively investigated the cause of the epoxy failure and performed field inspections of BTRs that may have been affected. We have identified the potential time period during which these BTRs were assembled and have continued to correct any possible deficiencies. We feel reasonably certain that we have identified the causes of the problem and that we have corrected these deficiencies from recurring.
The BTR products manufactured by RMP are covered by a standard one-year replacement warranty. Accordingly, we have accounted for any contingent costs associated with the remediation of the BTRs under FASB 5 Accounting for Contingencies, specifically Accrual for Loss Contingencies and Obligations Related to Product Warranties and Product Defects. For the year ended December 31, 2007, we recognized warranty expense of $1.3 million related to defective BTRs. This amount is included in cost of goods sold for the RMP business segment. The balance in the BTR warranty reserve at December 31, 2007 is $573,000, which management expects to be adequate to cover expected future costs associated with potentially defective BTRs. Although we believe that $573,000 is a reasonable estimate of our potential exposure for warranty claims on BTRs as of December 31, 2007, changes in the components of our estimate due to new information and future events could cause this estimate to vary significantly. There can be no assurance at this point that future costs pertaining to this issue will not have a material impact on our financial condition or results of operations.
Litigation
We are involved from time to time in lawsuits that arise in the normal course of business. We actively and vigorously defend all lawsuits. In 1999, we were named with numerous other defendants in an environmental lawsuit. The plaintiff seeks to recover costs, which it has incurred, and may continue to incur, to investigate and remediate its former property as required by the New York State Department of Environmental Conservation (NYSDEC). We have not been named as a liable party by the NYSDEC and believe we have no liability to the plaintiff. We filed a motion for summary judgment seeking a ruling to have us dismissed from the case. In November 2003, the motion for summary judgment was granted and we were dismissed from the case by the United States District Court for the Northern District of New York. In March 2004, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit, appealing, in part, the District Court’s decision to dismiss all claims against us. In April 2005, the plaintiff’s appeal was dismissed by the Second Circuit Court without prejudice, and the matter was remanded to the United States District Court for the Northern District of New York for consideration in light of a recent United States Supreme Court decision. As a result, in June 2006, the District Court dismissed all claims brought by the plaintiff pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA or Superfund). In July 2006, the plaintiff filed a notice of appeal to the Second Circuit. All appellate briefs have been filed by the parties. However, in early 2008, the plaintiff’s appeal was dismissed again by the Second Circuit Court without prejudice, and the matter was remanded to the District Court for consideration in light of a recent United States Supreme Court decision. Ongoing litigation may be protracted, and we may incur additional ongoing legal expenses, which are not estimable at this time.
Purchase Obligations
At December 31, 2007, we had $4.7 million of outstanding steel purchase orders. Commitments for steel purchases by RMP represented $2.6 million of the $4.7 million total. The remaining $2.1 million represented steel purchases by our Canadian operation near Montreal. These obligations become due during 2008.
In addition, at December 31, 2007, based upon our three-year supply agreement for a primary raw material at Kelsan, we have an obligation to purchase $3.2 million of raw material beginning in 2008 and continuing through 2010.
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

	Years Ended December 31
	2007	2006	2005
	(In Thousands)
External Sales (A)
RMP	$50,327	$46,599	$45,026
SSD	8,817	4,842	5,827
Canada	23,059	20,816	22,993
United Kingdom	27,300	26,968	16,947

Total	$109,503	$99,225	$90,793

Intersegment Sales (A)
RMP	$1,993	$2,164	$2,299
SSD	(3)	15	12
Canada	7,065	6,469	5,430
United Kingdom	146	15	64

Total	$9,201	$8,663	$7,805

Total Sales
RMP	$52,320	$48,763	$47,325
SSD	8,814	4,857	5,839
Canada	30,124	27,285	28,423
United Kingdom	27,446	26,983	17,011

Total	$118,704	$107,888	$98,598

Operating Income (Loss) (A), (B)
RMP	$7,071	$6,589	$6,894
SSD	1,624	387	958
Canada	2,470	1,001	3,019
United Kingdom	2,956	2,530	1,127
Corporate Shared Services	(3,635)	(3,173)	(2,779)

Total	10,486	7,334	9,219
Interest Expense	1,247	1,105	856
Other Expense, net	246	140	248

Income Before Income Taxes	$8,993	$6,089	$8,115

(A)	– External sales, intersegment sales, and operating income for the twelve months ended December 31, 2005 include adjustments for the reclassification of the results of operations for Kelsan Europe from the Canada business segment to the United Kingdom business segment to be consistent with 2007 and 2006 segment presentation. On December 31, 2005, the assets of Kelsan Europe (formerly part of the Canada segment) were purchased by Portec Rail Products (UK) Ltd. Beginning January 1, 2006, the results of operations for Kelsan Europe are included within our United Kingdom business segment. The net effect of these adjustments on the consolidated results is zero; however, the effects on external sales, intersegment sales, and operating income by business segment are as follows:

	Years Ended December 31
	2007	2006	2005
		(In Thousands)
Effect on External Sales
Canada	$—	$—	$(3,183)
United Kingdom	—	—	3,183

Total	$—	$—	$—

	Years Ended December 31
	2007	2006	2005
		(In Thousands)
Effect on Intersegment Sales
Canada (1)	$—	$—	$959
United Kingdom (1)	—	—	3

Total	$—	$—	$962

	Years Ended December 31
	2007	2006	2005
		(In Thousands)
Effect on Operating Income
Canada	$—	$—	$(209)
United Kingdom	—	—	209

Total	$—	$—	$—

(1)	– Represents intersegment sales between Kelsan-Canada (selling division) and Kelsan Europe (purchasing division) and vice versa. Prior to January 1, 2006, these sales were eliminated as part of the consolidation of Kelsan Technologies. Beginning January 1, 2006, Kelsan Europe is now included within the United Kingdom business segment; therefore, these sales need to be classified as intersegment sales for the Canada and United Kingdom business segments. This reclassification has no effect on consolidated results.

(B)	– Operating Income (Loss) for the year ended December 31, 2005 includes an adjustment for the reclassification of three professional and two executive employees’ salary and benefit expenses to be consistent with the allocation of these expenses during 2007 and 2006. Beginning in April 2006, corporate shared services began to absorb the salaries, benefits and business travel expenses for one professional and two executive employees due to internal promotions and new responsibilities. Beginning in January 2006, corporate shared services began to absorb the salaries, benefits, and business travel expenses for two professional employees due to the assignment of new responsibilities for these employees. The effects of these adjustments on total operating income are zero; however, the effects on operating income (loss) by business segment is as follows:

	Years Ended December 31
	2007	2006	2005
		(In Thousands)
Effect on Operating Income (Loss)
RMP	$—	$—	$216
Canada	—	—	31
Corporate	—	—	(247)

Total	$—	$—	$—

	Years Ended December 31
	2007	2006	2005
	(In Thousands)
Depreciation
RMP	$800	$785	$725
SSD	154	34	13
Canada	797	630	538
United Kingdom	480	565	420
Corporate Shared Services	112	89	69

Total	$2,343	$2,103	$1,765

Amortization
RMP	$7	$—	$10
SSD	215	48	—
Canada	751	707	631
United Kingdom	268	171	58
Corporate Shared Services	—	—	—

Total	$1,241	$926	$699

Total Assets (C)
RMP	$40,360	$40,903	$42,531
SSD	7,862	7,571	2,007
Canada	36,014	30,022	32,040
United Kingdom	19,775	22,478	11,503
Corporate Shared Services	215	708	788

Total	$104,226	$101,682	$88,869

Capital Expenditures
RMP	$801	$499	$669
SSD (1)	519	38	41
Canada	525	1,137	543
United Kingdom (1)	407	288	244
Corporate Shared Services	96	111	253

Total	$2,348	$2,073	$1,750

(C)	– Effective December 31, 2005, the assets of Kelsan Europe (formerly part of the Canada segment) were sold to Portec Rail Products (UK) Ltd. (United Kingdom segment). Total Assets as of December 31, 2005 includes an adjustment for $1,864,000 to reclassify the total assets of Kelsan Europe from the Canada segment to the United Kingdom segment. The net effect of the adjustment is zero.

(1)	– Capital expenditures for SSD do not include assets purchased from Vulcan Chain Corporation in October 2006. This includes $196,000 of property, plant, and equipment and $4.3 million of goodwill and intangible assets. Capital expenditures for the United Kingdom segment do not include assets of Coronet Rail purchased in April 2006. This includes $362,000 of property, plant, and equipment and $5.4 million of goodwill and intangible assets.

Geographic information for sales, based on country of destination, and assets, based on country of location, is as follows:

	Years Ended December 31
	2007	2006	2005
	(In Thousands)
External Sales
United States	$51,696	$45,909	$45,773
Canada	23,590	22,182	23,167
United Kingdom	26,627	22,888	13,379
Other	7,590	8,246	8,474

Total	$109,503	$99,225	$90,793

Total Assets
United States	$48,437	$49,182	$45,326
Canada	36,014	30,022	32,040
United Kingdom	19,775	22,478	11,503

Total	$104,226	$101,682	$88,869

Major Customers
Our largest customers are North American Class I railroads. Our products are also sold to a variety of regional and short-line railroads, rail transit systems, and original equipment manufacturers for the material handling market in the United Kingdom. Our two largest customers represented approximately 19%, 19% and 23% of our sales for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007 and 2006, our two largest customers represented approximately 15% and 12%, respectively, of our total accounts receivable.
Note 15: Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(Dollars in Thousands, Except Per Share Data)
2007
Revenue	$27,484	$29,090	$27,998	$24,931
Gross Profit	8,046	9,103	9,195	8,164
Net Income	1,205	1,887	1,890	1,149
Earnings per Share:
Basic and Diluted	$0.13	$0.20	$0.20	$0.12
Cash Dividend per Share	$0.06	$0.06	$0.06	$0.06

2006
Revenue	$23,115	$28,972	$24,282	$22,856
Gross Profit	6,839	8,484	7,643	7,411
Net Income	1,033	1,522	1,201	864
Earnings per Share:
Basic and Diluted	$0.11	$0.16	$0.13	$0.09
Cash Dividend per Share	$0.06	$0.06	$0.06	$0.06

2005
Revenue	$20,821	$24,086	$24,191	$21,695
Gross Profit	6,522	7,775	7,855	7,406
Net Income	1,005	1,708	1,713	1,401
Earnings per Share:
Basic and Diluted	$0.10	$0.18	$0.18	$0.15
Cash Dividend per Share	$0.05	$0.05	$0.05	$0.06

The sums of the quarterly earnings per share may not equal annual amounts due to rounding. Additionally, the above unaudited financial information reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of the respective interim periods.
Note 16: Restructuring Costs
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
As part of the reorganization plan, we incurred costs associated with exit and disposal activities, which we have recognized in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). All restructuring expenses are included within selling, general and administrative expenses on the consolidated income statement. For the years ended December 31, 2007 and 2006, we incurred $14,000 (£7,000 pounds sterling) and $171,000 (£87,000 pounds sterling), respectively, of expense related to employee termination benefits. All of the costs related to 2007 were incurred during the first quarter. During the years ended December 31, 2007 and 2006, we did not incur any expense for contract termination costs. Additionally, during 2007, we did not incur any other expenses related to the reorganization; however, during 2006, we incurred $24,000 (£12,000 pounds sterling) of expense related to these costs. We do not expect to incur additional restructuring costs for our United Kingdom operations in the future.
In conjunction with the closing of the Wrexham facility, the property (which includes land, building, and certain building improvements) was sold on March 29, 2007. The selling price for the property was approximately $2.0 million (£1,025,000 pounds sterling), which approximated its book value. The majority of the proceeds of the sale were used to repay an outstanding mortgage loan on the property on March 30, 2007.
The following table summarizes the United Kingdom’s restructuring activities for the twelve months ended December 31, 2006 and 2007:

		Employee	Lease	Other
		Termination	Termination	Associated
	Total	Benefits	Costs	Costs

Beginning balance, January 1, 2006	$—	$—	$—	$—
Costs incurred	206	182	—	24
Cash payments	(155)	(131)	—	(24)
Adjustments	(11)	(11)	—	—

Ending balance, December 31, 2006	$40	$40	$—	$—

Costs incurred	14	14	—	—
Cash payments	(54)	(54)	—	—
Adjustments	—	—	—	—

Ending balance, December 31, 2007	$—	$—	$—	$—

Kelsan
On November 16, 2006, we restructured the Kelsan organization, which resulted in employee headcount reductions. Affected employees were entitled to receive employee termination benefits as long as they remained with Kelsan until their termination dates. As of December 31, 2006, all affected employees had been terminated. Since the restructuring plan was substantially completed as of December 31, 2006, all expenses related to the restructuring plan were incurred during 2006, and as such, no expenses were incurred during 2007. For the year ended December 31, 2006, we incurred $105,000 ($121,000 Canadian dollars) for employee termination costs. We have recognized these costs in accordance with SFAS 146. All restructuring costs are included within selling, general and administrative expenses on the consolidated income statement.
The following table summarizes Kelsan’s restructuring activities for the twelve months ended December 31, 2006 and 2007:

		Employee	Lease	Other
		Termination	Termination	Associated
	Total	Benefits	Costs	Costs

Beginning balance, January 1, 2006	$—	$—	$—	$—

Costs incurred	105	105	—	—
Cash payments	(54)	(54)	—	—
Adjustments	—	—	—	—

Ending balance, December 31, 2006	$51	$51	$—	$—

Costs incurred	—	—	—	—
Cash payments	(51)	(51)	—	—
Adjustments	—	—	—	—

Ending balance, December 31, 2007	$—	$—	$—	$—

Note 17: Impairment of Long-Lived Assets
In May 2007, we sold our Troy, New York property to the Troy Local Development Corporation for net proceeds of $448,000, which includes $2,000 of transfer taxes paid. In conjunction with this transaction, during the second quarter 2007, we recognized a pre-tax impairment loss of $50,000 on our Troy property to reflect its current market value. This impairment charge of $50,000 is included as a component of other expense on the consolidated income statement. As of December 31, 2006, these non-operating assets, with a net book value of $500,000, were classified as long-lived assets held for sale on our consolidated balance sheet.
Note 18: Stock Options
On January 16, 2007, the Company granted 79,250 incentive stock options to certain employees with an exercise price of $9.65 per stock option, which is equal to the closing stock price on the date of grant. The stock options will vest ratably over a 5-year vesting period and will expire on January 16, 2017. These options were granted under the Portec Rail Products, Inc. 2006 Stock Option Plan (the Option Plan), which authorizes the issuance of up to 150,000 shares of common stock of Portec Rail Products, Inc. pursuant to grants of incentive and non-statutory stock options and will remain in effect for a period of ten years. We adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payments (SFAS 123 (R)), effective January 1, 2006; however, we did not incur any compensation expense during 2006. For the twelve months ended December 31, 2007, we recognized compensation expense of approximately $52,000 in accordance with SFAS 123(R). This amount is included in selling, general and administrative expenses on the consolidated income statement. We expect to recognize additional compensation expense of approximately $217,000 over the remaining vesting period of the stock options.
We recorded a tax benefit of $18,000 for the compensation expense recognized on these stock options during 2007. As a rule, incentive stock options do not provide a tax deduction for the Company unless the optionee makes a disqualifying disposition of the stock within two years from the date the option is granted or one year from the date the option is exercised. A cashless exercise is an example of a disqualifying disposition as the optionee exercises his stock options and disposes of his stock at the same time. As we anticipate that the majority of our employees, who were granted stock options, will chose to exercise their options via a cashless exercise, we have recognized a tax benefit in order to account for the expected tax deduction.

To calculate our fair value price of $3.61 per stock option, we utilized a Black-Scholes Model. The following inputs were used in our Black-Scholes Model calculation:

	Exercise Price
Stock Price on	per Stock	Annual		Expected	Expected Term
Grant Date	Option	Dividend Yield	Risk-free Rate	Volatility	(in years)

$9.65	$9.65	2.50%	4.73%	39.40%	6.5

Our annual dividend yield is calculated by dividing the sum of per share dividends declared and paid during the previous four quarters by the stock price on the grant date. Our risk-free rate is based upon the current U.S. Treasury yield on a seven-year note. Expected volatility is a function of our historical closing stock price over a period of one-year. We estimate the expected term on our stock option grants based upon historical employee turnover. As this is the first stock option award granted since we became a public company, we do not have historical information regarding employee stock option exercise patterns.
The following table summarizes the stock option transactions during the year ended December 31, 2007:

	Number of Stock	Weighted Average
	Options	Exercise Price
	(in Thousands)
Outstanding at January 1, 2007	—	N/A
Granted	79	$9.65
Exercised	—	N/A
Forfeited	(2)	$9.65

Outstanding at December 31, 2007	77	$9.65

Exercisable at December 31, 2007	—	N/A

A summary of information regarding stock options outstanding as of December 31, 2007, is as follows:

	Options Outstanding			Options Exercisable
	Number	Weighted		Number
	Outstanding at	Average	Weighted	Exercisable at	Weighted
Range of Exercise	December 31, 2007	Remaining	Average	December 31,	Average
Prices	2007	Life	Exercise Price	2007	Exercise Price
	(in Thousands)	(in years)		(in Thousands)
$0.00 - $10.00	77	9.04	$9.65	—	N/A
A summary of the status of, and changes to, unvested options during the year ended December 31, 2007, is as follows:

	Number of Stock	Weighted Average
	Options	Exercise Price
	(in Thousands)
Non-vested at January 1, 2007	—	N/A
Granted	79	$9.65
Vested	—	N/A
Forfeited	(2)	$9.65

Non-vested at December 31, 2007	77	$9.65

Note 19: Financial Instruments
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
Interest Rate Risk
We have $16.3 million of debt as of December 31, 2007. Most of this debt is variable rate and adjusts based upon an underlying index such as LIBOR or Bankers Acceptance Notes.
Note 20: Certain Significant Estimates
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
Warranty Reserves
We provide a standard one-year replacement warranty for defective products. As such, we establish warranty reserves for expected warranty claims based upon our historical experience. In addition, specific reserves are established for known warranty issues and their estimable losses.
During 2007, we became aware of a problem with RMP’s Bonded to Rail (BTR) joint bars manufactured in Huntington, WV. Warranty expense incurred in 2007 for this issue totaled $1,310,000. As of December 31, 2007, the warranty accrual for this issue is $573,000. See Note 13, Commitments and Contingencies, Page 69 for further details.
Goodwill and Other Intangible Assets
We evaluate the recoverability of the goodwill of each of our reporting units as required under SFAS No. 142 by comparing the fair value of each reporting unit with its carrying value. The fair values of our reporting units are determined by using a discounted cash flow analysis based upon historical and projected financial information. We apply our best judgment when assessing the reasonableness of the financial projections used to determine the fair value of each reporting unit.
In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, we evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires that we make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. As such, to account for the uncertainty inherent in our estimates and future projections, we perform sensitivity analyses to determine our margin of error.
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
As of January 1, 2007, we adopted FIN 48, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of uncertain tax positions to be taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The determination of the amount of benefits to be recognized and the sustainability of our tax positions upon examination require us to make certain estimates and to use our best judgment based upon historical experience.
Note 21: Subsequent Events
On January 30, 2008, the Company granted 72,750 stock options to certain employees with an exercise price of $9.68 per stock option, which is equal to the closing stock price on the date of grant. The stock options will vest ratably over a 5-year vesting period and will expire on January 30, 2018. These options were granted under the Portec Rail Products, Inc. 2006 Stock Option Plan (the Option Plan), which authorizes the issuance of up to 150,000 shares of common stock of Portec Rail Products, Inc. pursuant to grants of incentive and non-statutory stock options and will remain in effect for a period of ten years. We adopted Statement of Financial Accounting Standards No. 123 (R), Share-Based Payments (SFAS 123(R)), effective January 1, 2006. We will begin recognizing compensation expense in accordance with SFAS 123(R) on this stock option award in January 2008. For the year ended December 31, 2007, we did not incur any compensation expense related to stock options granted in 2008.

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
     Management has used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year. The Company’s internal control over financial reporting as of December 31, 2007 has been audited by Arnett & Foster, PLLC and Garbutt & Elliott, Ltd. independent registered public accounting firms, as stated in their reports which appear herein.

/s/ Richard J. Jarosinski
Richard J. Jarosinski
President and Chief Executive Officer

/s/ John N. Pesarsick
John N. Pesarsick
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Audit Committee, Board of Directors, and Shareholders
Portec Rail Products, Inc.
Pittsburgh, Pennsylvania
We have audited Portec Rail Products, Inc., and Subsidiaries’, internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Portec Rail Products, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit. We did not audit the internal control over financial reporting of Portec Rail Products (UK) Ltd., and Subsidiaries, a wholly-owned consolidated subsidiary, whose consolidated financial statements reflect total assets and net sales of $19,573 and $27,300 (dollars in thousands), respectively, included in the related consolidated financial statement amounts as of and for the year ended December 31, 2007. The internal control over financial reporting of this wholly-owned consolidated subsidiary was audited by other accountants, whose report has been furnished to us, and our opinion, insofar as it relates to the internal control over financial reporting of Portec Rail Products (UK) Ltd., is based solely on the report of the other accountants.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
Innovation With Results
AF Center • 101 Washington Street, East • P.O. Box 2629 • Charleston, West Virginia 25329
304/346-0441 • 800/642-3601
www.afnetwork.com

Portec Rail Products, Inc.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, based on our audit and the report of the other accountants, Portec Rail Products, Inc., and Subsidiaries, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Portec Rail Products, Inc., and Subsidiaries, as of and for the year ended December 31, 2007, and our report dated March 14, 2008, expressed an unqualified opinion.
ARNETT & FOSTER P.L.L.C.
Charleston, West Virginia
March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Audit Committee, Board of Directors, and Shareholders
Portec Rail Products, Inc.
Pittsburgh, Pennsylvania
We have audited the consolidated balance sheet of Portec Rail Products, Inc., and Subsidiaries as of December 31, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the 2007 consolidated financial statements of Portec Rail Products (UK) Ltd., and Subsidiaries, a wholly-owned consolidated subsidiary, whose consolidated financial statements reflect total assets of $19,573 and net sales of $27,300 (dollars in thousands) for 2007 included in the related consolidated financial statement amounts as of and for the year ended December 31, 2007. Those consolidated financial statements were audited by other accountants, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Portec Rail Products (UK) Ltd., and Subsidiaries, is based solely on the report of the other accountants. Our audit included auditing the adjustments to convert the financial statements of Portec Rail Products (UK) Ltd., and Subsidiaries, to U.S. generally accepted accounting principles in its consolidation into the financial statements of Portec Rail Products, Inc., and subsidiaries.
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
In our opinion, based on our audit and the report of the other accountants, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Portec Rail Products, Inc., and subsidiaries, as of December 31, 2007, and the results of their operations and their cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
Innovation With Results
AF Center • 101 Washington Street, East • P.O. Box 2629 • Charleston, West Virginia 25329
304/346-0441 • 800/642-3601
www.afnetwork.com

Portec Rail Products, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Portec Rail Products, Inc., and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2008, expressed an unqualified opinion on the effectiveness of Portec Rail Products, Inc., and subsidiaries’ internal control over financial reporting.
ARNETT & FOSTER P.L.L.C.
Charleston, West Virginia
March 14, 2008

Report of Independent Registered Public Accounting Firm
TO THE STOCKHOLDERS AND BOARD OF DIRECTORS,
PORTEC RAIL PRODUCTS (UK) LIMITED
SHEFFIELD
UNITED KINGDOM
We have audited Portec Rail Products (UK) Limited’s internal control over financial reporting as of December 31, 2007, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Portec Rail Products (UK) Limited’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Portec Rail Products (UK) Limited maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements for the year ended December 31, 2007 of Portec Rail Products (UK) Limited and our report dated March 14, 2008 expressed an unqualified opinion thereon.
/s/ Garbutt & Elliott Limited
Garbutt & Elliott Limited
Chartered Accountants and Registered Auditors
York
United Kingdom
March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
PORTEC RAIL PRODUCTS (UK) LIMITED
SHEFFIELD
UNITED KINGDOM
We have audited the consolidated balance sheets of Portec Rail Products (UK) Limited and Subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income and cashflows for each of the years in the two year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007 and 2006, and the consolidated results of its operations and its cashflows for each of the years in the two year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United Kingdom.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007 based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2008, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ Garbutt & Elliott Limited
Garbutt & Elliott Limited
Chartered Accountants and Registered Auditors
York
United Kingdom
March 14, 2008

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Shareholders
Portec Rail Products, Inc.
Pittsburgh, Pennsylvania
We have audited the accompanying consolidated balance sheet of Portec Rail Products (Company) as of December 31, 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2006. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 2006 consolidated financial statements of Portec Rail Products (UK) Ltd. (Subsidiary), a wholly owned subsidiary, whose consolidated statements reflect total assets of $22,478 and net sales of $26,968 (dollars in thousands) for 2006 included in the related consolidated financial statement amounts as of and for the year ended December 31, 2006. Those consolidated financial statements were audited by other accountants, whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for the Subsidiary, is based solely on the report of the other accountants.
Our audits also included auditing the adjustments to convert the financial statements of the Subsidiary into accounting principles generally accepted in the United States of America for purposes of consolidation.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2007, expressed unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting.
/s/ BKD, LLP
BKD, llp
Evansville, Indiana
March 13, 2007

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE
          As of August 9, 2007, we engaged Arnett & Foster, Certified Public Accountants, PLLC (“Arnett & Foster”) as our new independent registered public accounting firm. We continued our relationship with BKD, LLP (“BKD”) as our independent registered public accounting firm through the preparation and filing on August 7, 2007 of our Form 10-Q for the quarter ended June 30, 2007. On August 10, 2007, we notified BKD that we were terminating BKD as principal accountants.
          BKD’s reports on the consolidated financial statements of the Company as of and for the years ended December 31, 2006 and 2005 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. Arnett & Foster has been engaged to audit the consolidated financial statements of the Company as of and for the year ending December 31, 2007. The engagement of Arnett & Foster was approved by our Audit Committee.
          In connection with the audits of the two fiscal years ended December 31, 2006 and 2005 and the subsequent interim periods through August 13, 2007, there were no (1) disagreements with BKD on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of BKD, would have caused them to make reference to the subject matter of the disagreements in connection with their opinion and (2) no reportable events.
          On August 13, 2007, we filed a Form 8-K with the SEC to report the termination of our relationship with BKD and our appointment of Arnett & Foster.
          Arnett & Foster was engaged by the Company on August 9, 2007 to audit our consolidated financial statements as of and for the year ending December 31, 2007. During the period beginning January 1, 2005 through the filing of our Form 8-K, we did not consult with Arnett & Foster regarding any matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.
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
(b)	Management’s Report on Internal Control over Financial Reporting

Our Internal Control over Financial Reporting is set forth in Item 8 and incorporated herein by reference.

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

ITEM 9B. OTHER INFORMATION
          None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          The information required by this Item is incorporated herein by reference is the information set forth under the caption “Election of Directors” in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007 (“2008 Proxy Statement”).
ITEM 11. EXECUTIVE COMPENSATION
          The information required by this Item is incorporated herein by reference to the information set forth under the caption “Election of Directors” in the 2008 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          The information required by this Item is incorporated herein by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners” and certain information regarding stock ownership under the caption “Election of Directors” in the 2008 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          The information required by this Item is incorporated herein by reference to the information set forth under the caption “Election of Directors” in the 2008 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
          The information required by this Item is incorporated herein by reference to the information with respect to principal accountant fees and services set forth under the caption “Ratification of Appointment of Auditors” in the 2008 Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
          The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:
(a)(1)	Financial Statements

•	Consolidated Balance Sheets, December 31, 2007 and 2006

•	Consolidated Statements of Income, Years Ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Shareholders’ Equity, Years Ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Cash Flows, Years Ended December 31, 2007, 2006 and 2005

•	Notes to Consolidated Financial Statements.

•	Report of Management on Internal Control over Financial Reporting

•	Reports of Independent Registered Public Accounting Firms

(a)(2)	Financial Statement Schedules

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3)	Exhibits
3.1	Articles of Incorporation of Portec Rail Products, Inc., as amended*

3.2	Bylaws of Portec Rail Products, Inc.*

4	Form of Common Stock Certificate*

10	Portec Rail Products, Inc. 2006 Stock Option Plan***

14	Code of Ethics**

21	Subsidiaries of the Registrant

23.1	Consent of BKD, LLP

23.2	Consent of Garbutt & Elliott, Ltd.

23.3	Consent of Arnett & Foster, PLLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 under the Securities Act of 1933, filed with the SEC on November 6, 2003, as amended (Registration No. 333-110288).

**	Incorporated by reference to previously filed Form 10-K for the year ended December 31, 2006.

***	Incorporated by reference to previously filed Form 10-K for the year ended December 31, 2007.
(b)	The exhibits listed under (a)(3) above are filed herewith.

(c)	Not applicable.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTEC RAIL PRODUCTS, INC.

Date: March 14, 2008	By:	/s/ Richard J. Jarosinski

Richard J. Jarosinski, President and Chief Executive Officer (Duly Authorized Representative)
          Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Richard J. Jarosinski Richard J. Jarosinski, President and Chief Executive	By:	/s/ John N. Pesarsick John N. Pesarsick, Chief Financial Officer
(Principal Executive Officer)

	Date: March 14, 2008		Date: March 14, 2008

By:	/s/ Marshall T. Reynolds Marshall T. Reynolds, Chairman of the Board	By:	/s/ Douglas V. Reynolds Douglas V. Reynolds, Director

	Date: March 14, 2008		Date: March 14, 2008

By:	/s/ John S. Cooper	By:	/s/ Carl M. Callaway

	John S. Cooper, Vice Chairman of the Board		Carl M. Callaway, Director

	Date: March 14, 2008		Date: March 14, 2008

By:	/s/ Neal W. Scaggs	By:	/s/ Philip E. Cline

	Neal W. Scaggs, Director		Philip E. Cline, Director

	Date: March 14, 2008		Date: March 14, 2008

By:	/s/ Philip Todd Shell	By:	/s/ Daniel P. Harrington

	Philip Todd Shell, Director		Daniel P. Harrington, Director

	Date: March 14, 2008		Date: March 14, 2008

By:	/s/ Kirby J. Taylor	By:	/s/ A. Michael Perry

	Kirby J. Taylor, Director		A. Michael Perry, Director

	Date: March 14, 2008		Date: March 14, 2008

By:	/s/ Thomas W. Wright

Thomas W. Wright, Director

Date: March 14, 2008

EXHIBIT INDEX

3.1	Articles of Incorporation of Portec Rail Products, Inc.*

3.2	Bylaws of Portec Rail Products, Inc.*

4	Form of Common Stock Certificate*

10	Portec Rail Products, Inc. 2006 Stock Option Plan***

14	Code of Ethics**

21	Subsidiaries of the Registrant

23.1	Consent of BKD, LLP

23.2	Consent of Garbutt & Elliott, Ltd.

23.3	Consent of Arnett & Foster, PLLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 under the Securities Act of 1933, filed with the SEC on November 6, 2003 (Registration No. 333-110288).

**	Incorporated by reference to previously filed Form 10-K for the year ended December 31, 2006.

***	Incorporated by reference to previously filed Form 10-K for the year ended December 31, 2007.