Form 10-Q
period 2008-03-31
PORTEC RAIL PRODUCTS INC
filed 2008-05-06
CIK 1263074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
YES ☑   NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☑
     As of April 30, 2008, there were 9,601,779 shares issued and outstanding of the Registrant’s Common Stock.

PORTEC RAIL PRODUCTS, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Portec Rail Products, Inc.
Condensed Consolidated Balance Sheets

	March 31	December 31
	2008	2007
	(Unaudited)	(Audited)
	(In Thousands)

Assets
Current assets
Cash and cash equivalents	$3,645	$4,273
Accounts receivable, net	14,779	17,411
Inventories, net	24,367	22,990
Prepaid expenses and other current assets	1,616	586
Deferred income taxes	268	375

Total current assets	$44,675	$45,635

Property, plant and equipment, net of accumulated depreciation of $12,996 and $13,540 at March 31, 2008 and December 31, 2007, respectively.	11,392	11,121
Intangible assets, net of accumulated amortization of $3,583 and $3,140 at March 31, 2008 and December 31, 2007, respectively	31,318	31,542
Goodwill	14,565	15,059
Other assets	883	869

Total assets	$102,833	$104,226

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$9,016	$6,865
Accounts payable	7,766	6,167
Accrued income taxes	239	706
Customer deposits	739	1,380
Accrued compensation	993	2,979
Other accrued liabilities	2,584	2,795
Deferred purchase price — current portion	149	298

Total current liabilities	21,486	21,190

Long-term debt, less current maturities	8,076	9,463
Accrued pension costs	1,032	1,175
Deferred income taxes	11,087	11,524
Other long-term liabilities	953	977

Total liabilities	42,634	44,329

Commitments and Contingencies	—	—

Shareholders’ equity:
Common stock, $1 par value, 50,000,000 shares authorized, 9,601,779 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	9,602	9,602
Additional paid-in capital	25,364	25,342
Retained earnings	23,929	23,161
Accumulated other comprehensive gain	1,304	1,792

Total shareholders’ equity	60,199	59,897

Total liabilities and shareholders’ equity	$102,833	$104,226

See Notes to Condensed Consolidated Financial Statements

Portec Rail Products, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31
	2008	2007
	(Dollars in Thousands, Except Per
	Share Data)

Net sales	$24,843	$27,484
Cost of sales	17,133	19,438

Gross profit	7,710	8,046

Selling, general and administrative	5,409	5,663
Amortization expense	298	306

Operating income	2,003	2,077

Interest expense	226	317
Other income, net	(78)	(70)

Income before income taxes	1,855	1,830
Provision for income taxes	511	625

Net income	$1,344	$1,205

Earnings per share
Basic and diluted	$0.14	$0.13

Weighted average shares outstanding
Basic and diluted	9,601,779	9,601,779

Dividends per share	$0.06	$0.06
See Notes to Condensed Consolidated Financial Statements

Portec Rail Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31
	2008	2007
	(In Thousands)
Operating Activities
Net income	$1,344	$1,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	390	555
Amortization expense	298	306
Provision for doubtful accounts	—	27
Deferred income taxes	34	(66)
Pension (income) expense	(9)	18
Loss on sale of fixed assets	7	43
Stock based compensation expense	22	11
Changes in operating assets and liabilities:
Accounts receivable	2,521	(2,797)
Inventories	(1,572)	1,254
Prepaid expenses and other current assets	(1,137)	(1,472)
Accounts payable	1,832	1,812
Income taxes payable	(469)	(343)
Accrued expenses	(3,170)	(510)

Net cash provided by operating activities	91	43

Investing Activities
Purchase of property, plant and equipment	(904)	(592)
Proceeds from sale of assets	12	1,988
Contingent consideration — business acquisition	(52)	(31)

Net cash (used in) provided by investing activities	(944)	1,365

Financing Activities
Net increase in working capital facilities	2,234	561
Book overdrafts	(193)	1,159
Principal payments on promissory notes	(280)	(280)
Proceeds from term loans	—	54
Principal payments on term loans	(933)	(2,594)
Principal payments on capital leases	—	(17)
Cash dividends paid to shareholders	(576)	(576)

Net cash provided by (used in) financing activities	252	(1,693)

Effect of exchange rate changes on cash and cash equivalents	(27)	(58)

Decrease in cash and cash equivalents	(628)	(343)
Cash and cash equivalents at beginning of period	4,273	1,822

Cash and cash equivalents at end of period	$3,645	$1,479

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$255	$370

Income taxes	$929	$1,019

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
Note 2: Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Portec Rail Products, Inc.; Salient Systems, Inc. (Salient Systems), our wholly-owned United States subsidiary; Portec Rail Nova Scotia Company, our wholly-owned Canadian subsidiary; and Portec Rail Products (UK) Ltd., our wholly-owned United Kingdom subsidiary (United Kingdom). All significant intercompany balances and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, we believe that the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the 2007 Annual Report on Form 10-K. The balance sheet information as of December 31, 2007 was derived from our audited balance sheet included in our 2007 Annual Report on Form 10-K. Unless otherwise indicated, all dollar amounts are in U.S. dollars. Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on net earnings.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 3: Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for all inventories. Inventory costs include material, labor and manufacturing overhead.
The major components of inventories are as follows:

	March 31	December 31
	2008	2007
	(In Thousands)

Raw materials	$10,571	$9,849
Work in process	446	521
Finished goods	13,898	13,017

	24,915	23,387
Less reserve for slow-moving and obsolete inventory	548	397

Net inventory	$24,367	$22,990

Note 4: Long-Term Debt
Long-term debt consists of the following:

	March 31	December 31
	2008	2007
	(In Thousands)

National City Bank Credit Facility: (a)
Term loan — Kelsan acquisition	$7,551	$8,435
Term loan — Vulcan asset acquisition	2,150	2,300
Revolving credit facility — United States	4,775	2,300
Revolving credit facility — Canada	—	—

United Kingdom loans: (b)
Term loan — Coronet Rail acquisition	1,972	2,119
Working capital facility — invoice discounting	335	575
Working capital facility — overdraft	—	—
Term loans — vehicles	29	39

Promissory notes — Salient Systems acquisition (c)	280	560
Revolving credit facility — Boone County Bank, Inc. (d)	—	—

	17,092	16,328
Less current maturities	9,016	6,865

	$8,076	$9,463

(a) National City Bank Credit Facility
Our credit facility with National City Bank is a term loan and revolving credit facility that provided the financing for the Kelsan acquisition in November 2004 and the Vulcan asset acquisition in October 2006, and also supports the working capital requirements of our United States and Canadian business units. The components of this facility are as follows: 1) a $7.0 million United States revolving credit facility; 2) a $4.2 million ($5.0 million CDN) revolving credit facility for our Canadian operations; 3) an outstanding term loan in the original amount of $14.9 million ($17.6 million CDN) provided

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
for the Kelsan acquisition in November 2004; and 4) an outstanding term loan in the original amount of $3.0 million provided in November 2006 for the Vulcan Chain product line acquisition. As of March 31, 2008, we had the ability to borrow an additional $6.3 million under the U.S. and Canadian revolving credit facilities.
This agreement contains certain financial covenants that require us to maintain a current ratio, cash flow coverage and leverage ratios, and to maintain minimum amounts of tangible net worth. This credit facility further limits capital expenditures, sales of assets, and additional indebtedness. At March 31, 2008, we were in compliance with all of these financial covenants.
Term Loan — Kelsan Acquisition:
To finance the acquisition of Kelsan on November 30, 2004 we borrowed $14.9 million ($17.6 million CDN) from National City Bank (Canada) through Portec Rail Nova Scotia Company, a wholly-owned subsidiary of Portec Rail Products, Inc. Portec Rail Nova Scotia Company is the borrower of the funds under the credit agreement, and Portec Rail Products, Inc. is the sole guarantor of the term loan with substantially all of our United States assets pledged as collateral. Under this seven-year term loan, our monthly principal payments are approximately $205,000 ($210,050 CDN). We have the option to direct outstanding borrowings under a Canadian prime lending rate option, a Canadian Banker’s Acceptance Equivalent Note (“BA Note”) option, or utilize a combination of both of these options at our discretion. Interest rates under these options are the prevailing Canadian prime rate plus an applicable margin of 0.75% to 1.75% (prime rate option), or the BA Note interest rate plus an applicable margin of 1.75% to 2.75% (BA Note option). As of March 31, 2008, we had outstanding borrowings of approximately $7.6 million ($7.8 million CDN) that were priced under the BA Note rate option at 5.82%. This term loan is scheduled to mature on November 30, 2011.
Term Loan — Vulcan Asset Acquisition:
On November 7, 2006, we borrowed $3.0 million from National City Bank to finance the Vulcan product line acquisition. Portec Rail Products, Inc. is the sole guarantor of the term loan with substantially all of our United States assets pledged as collateral. Under this five-year term loan, our monthly principal payments are $50,000. The outstanding principal balance accrues interest based upon the 30-day LIBOR rate plus 1.5%. As of March 31, 2008, we had outstanding borrowings of $2.2 million, which accrued interest at 4.04%. This term loan is scheduled to mature on October 31, 2011.
Revolving Credit Facility — United States:
Our U.S. revolving credit facility permits borrowings up to $7.0 million to support the working capital requirements of our United States operations. Included in the $7.0 million is a sub-limit of $1.6 million for standby and commercial letters-of-credit. Outstanding borrowings under this facility can be priced at a prime-based rate or a LIBOR-based rate. As of March 31, 2008, outstanding borrowings under this facility were approximately $4.8 million and accrued interest at 4.04%. As of March 31, 2008, two commercial letters-of-credit were outstanding in the total amount of $130,000. This credit facility expires on September 30, 2010.
Revolving Credit Facility — Canada:
The working capital requirements for our Canadian operations are supported by a $4.2 million ($5.0 million CDN) revolving credit facility. Included within the $4.2 million is a sub-limit of $335,000 ($400,000 CDN) for standby and commercial letters of credit. The interest rate is the Canadian prime rate plus 1.0%. Borrowings on this facility accrued interest at 6.25% at March 31, 2008. As of March 31, 2008, there were no outstanding borrowings under this facility. This facility is scheduled to expire on December 31, 2008.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(b) United Kingdom Loans
Term Loan — Coronet Rail Acquisition:
To finance the acquisition of Coronet Rail on April 12, 2006, our United Kingdom subsidiary borrowed $4.2 million (£2.4 million pounds sterling) from a United Kingdom financial institution in the form of: 1) a $2.6 million (£1.5 million pounds sterling) five-year term loan at an interest rate equal to the financial institution’s base rate plus 1.75% and 2) a $1.6 million (£900,000 pounds sterling) fifteen-year term loan at an interest rate equal to the financial institution’s base rate plus 1.25%. Portec Rail Products (UK) Ltd. is the guarantor of the term loans with substantially all of our United Kingdom assets pledged as collateral. Monthly principal payments are approximately $47,000 (£23,000 pounds sterling) for the five-year term loan and $6,000 (£3,000 pounds sterling) for the fifteen-year term loan. On March 30, 2007 the fifteen-year term loan in the original amount of $1.6 million (£900,000 pounds sterling) was repaid in full with proceeds from the sale of the Wrexham, Wales property (See Note 11 for additional information). As of March 31, 2008, the outstanding principal balance of the remaining term loan was approximately $2.0 million (£994,000 pounds sterling). As of March 31, 2008, the interest rate on the principal balance outstanding was 7.00%. The term loan in the original amount of $2.6 million is scheduled to mature on April 12, 2011. This agreement contains certain financial covenants that require us to maintain senior interest and cash flow coverage ratios. We were in compliance with these financial covenants as of March 31, 2008.
Working Capital Facility — Invoice Discounting:
In conjunction with the acquisition of Coronet Rail on April 12, 2006, we entered into an accounts receivable factoring facility (“invoice discounting”) with a United Kingdom financial institution that permits Coronet Rail to borrow up to 85% of its eligible accounts receivable, to a maximum of $1.5 million (£750,000 pounds sterling) for its working capital requirements. The interest rate on this working capital facility is the financial institution’s base rate plus 1.85% as of March 31, 2008. At March 31, 2008, the interest rate on this facility was 7.25%. As of March 31, 2008, the outstanding borrowings under this facility were $335,000 (£169,000 pounds sterling). The initial term of this facility was one year; however in April 2007 the financial institution extended the agreement on a month-to-month basis. In February 2008, we submitted formal notice of termination to the financial institution, and we will be exiting this facility during the second quarter 2008.
Working Capital Facility — Overdraft:
The working capital facility for Portec Rail Products (UK) Ltd. includes an overdraft availability of $1.4 million (£700,000 pounds sterling); $344,000 (£175,000 pounds sterling) for the issuance of performance bonds, and $79,000 (£40,000 pounds sterling) for the negotiation of foreign checks. This credit facility supports the working capital requirements of Portec Rail Products (UK) Ltd. and is collateralized by substantially all of the assets of Portec Rail Products (UK) Ltd. and its wholly-owned subsidiaries, including Coronet Rail, Ltd. The interest rate on this overdraft facility is the financial institution’s base rate plus 1.5%. For any borrowings in excess of $1.5 million (£750,000 pounds sterling) that the financial institution approves, the interest rate is the financial institution’s base rate plus 3.5%. There were no outstanding borrowings as of March 31, 2008; however, our availability under this credit facility was reduced due to outstanding performance bonds in the amount of $309,000 (£156,000 pounds sterling) as of March 31, 2008. This facility expired in April 2008; however we received a 30-day extension on this facility in April 2008 and are working with the financial institution on a new credit facility, which we expect to finalize during the second quarter 2008.
(c) Salient Systems Promissory Notes
In connection with the acquisition of Salient Systems on September 30, 2004, we executed two promissory notes. One promissory note was executed with Harold Harrison, the founder and former President and Chief Executive Officer of

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Salient Systems. This promissory note, in the aggregate principal amount of $1,064,000 is due to Mr. Harrison in four equal, annual installments of $266,000 beginning January 3, 2006 and ending January 3, 2009. A second promissory note was executed with Falls River Group, LLC, which acted as a financial advisor to Salient Systems. This promissory note, in the aggregate principal amount of $56,000 is due to Falls River Group, LLC in four equal, annual installments of $14,000 beginning January 3, 2006 and ending January 3, 2009. Principal payments of $266,000 and $14,000, and accrued interest of $46,000, were made to the note holders in January 2008. The unpaid principal balance of the promissory notes accrues interest at the prime rate as published in the Wall Street Journal. All accrued and unpaid interest is payable annually beginning January 3, 2006. The outstanding balance on the promissory notes accrued interest at 5.25% as of March 31, 2008. As of March 31, 2008 we had accrued interest of $4,000 related to these promissory notes.
(d) Revolving Credit Facility — Boone County Bank, Inc.
We previously had a $2.0 million line of credit with Boone County Bank, Inc. for our United States business segments. Any advances on this line are made to term notes and the line availability is reduced by that amount. As of March 31, 2008, we had no outstanding borrowings under this facility. In April 2008 we terminated this credit facility.
Note 5: Income Taxes
Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) became effective for us on January 1, 2007. The adoption of FIN 48 during the first quarter 2007 resulted in a transition adjustment reducing beginning retained earnings by $313,000; $195,000 in taxes and $118,000 in interest and penalties. This potential liability resulted from an analysis of services performed in certain states where tax returns had not previously been filed.
We evaluated uncertain tax provisions pursuant to the guidance found within FIN 48 for the quarter ended March 31, 2008. The Company is not aware of any changes to our assessment of positions taken in the U.S. Federal and Foreign jurisdictions and therefore continues to identify no potential exposure to the financial statements in these areas.
We also reviewed the state tax liability calculation as of March 31, 2008. This analysis has resulted in an additional liability of $76,000 as well as reductions for tax positions in previous years of $50,000. A reconciliation of the beginning and ending amount of unrecognized tax positions is as follows:

Three Months Ended
March 31, 2008
(In Thousands)

Balance at January 1, 2008	$313
Additions based on tax positions related to the current year	76
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(50)
Settlements	—

Balance at March 31, 2008	$339

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

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 6: Retirement Plans
The components of our net periodic pension (benefit) expense of our United States defined benefit pension plan are as follows for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31
	2008	2007
	(In Thousands)
Interest cost	$138	$134
Expected return on plan assets	(165)	(157)
Amortization of unrecognized loss	18	32

Pension (benefit) expense	$(9)	$9

We anticipate making contributions of $615,000 to this pension plan during 2008, of which $123,000 is related to the 2008 plan year and $492,000 is related to the 2007 plan year. During April 2008, we made a contribution of $287,000 towards the total required minimum contribution of $615,000. No contributions were made to this pension plan during calendar year 2007.
The components of net periodic pension expense (benefit) of our United Kingdom defined benefit pension plans (the Portec Rail Plan and Conveyors Plan) are as follows for the three months ended March 31, 2008 and 2007:

	Portec Rail Plan	Conveyors Plan	Portec Rail Plan	Conveyors Plan

	2008	2008	2007	2007
	(In Thousands)

Service cost	$11	$1	$—	$—
Interest cost	84	19	79	18
Expected return on plan assets	(98)	(20)	(86)	(18)
Amortization of transition amount	(15)	(3)	(15)	(3)
Amortization of unrecognized loss	21	—	33	1

Pension expense (benefit)	$3	$(3)	$11	$(2)

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. We contributed $146,000 (£74,000 pounds sterling) and $38,000 (£19,000 pounds sterling) to the Portec Rail Plan and the Conveyors Plan, respectively, for the three months ended March 31, 2008. We expect to contribute an additional $43,000 (£22,000 pounds sterling) and $4,000 (£2,000 pounds sterling) to the Portec Rail Plan and the Conveyors Plan, respectively, during 2008. Our contributions to the Portec Rail Plan totaled $6,000 (£3,000 pounds sterling) for the three months ended March 31, 2007. No contributions were made to the Conveyors Plan during the three months ended March 31, 2007.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 7: Comprehensive Income
Comprehensive income for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended
	March 31
	2008	2007
	(In Thousands)

Net income	$1,344	$1,205
Minimum pension liability adjustment, net of tax	4	(9)
Foreign currency translation adjustments, net of tax	(492)	112

Comprehensive income	$856	$1,308

Note 8: Earnings Per Share
Basic earnings per share (EPS) is computed as net income available to common shareholders divided by the weighted average common shares outstanding. Diluted earnings per share considers the potential dilution that occurs related to issuance of common stock under stock option plans. We calculated the dilutive effect of our stock options in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128), and determined that our stock options have an anti-dilutive effect on earnings per share, as the incremental shares related to the 2007 stock option grant would reduce our average shares outstanding by 8,045 shares and 15,566 shares, respectively, for the three months ended March 31, 2008 and 2007, and the 2008 stock option grant (see Note 13, Stock Options, Page 18) would reduce our average shares outstanding by 13,253 shares for the three months ended March 31, 2008. As such, the anti-dilutive shares are not included in the calculation of diluted earnings per share.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 9: Commitments and Contingencies
Contractual Obligations
The following is a summary of our contractual obligations as of March 31, 2008, due on a calendar year basis:

					More
		Less	1 — 3	3 — 5	than 5
Contractual Obligations	Total	than 1 year	years	years	years
	(In Thousands)

Long-term debt obligations	$11,982	$2,726	$7,666	$1,590	$—
Purchase obligations	7,604	5,226	2,378	—	—
Operating leases (1) Capital leases	5,747	1,016	2,260	1,121	1,350
Working capital facilities	5,110	5,110	—	—	—
Future interest payments (2)	1,054	435	593	26	—
Pension contributions (3)	951	662	289	—	—
Deferred purchase price (4)	149	149	—	—	—

Total contractual obligations (5)	$32,597	$15,324	$13,186	$2,737	$1,350

(1)	The majority of our future operating lease obligations are for property leases at our operating locations. There are no unusual terms or conditions within these leases.

(2)	Represents future interest payments on long-term debt obligations as of March 31, 2008. Assumes that the interest rates on our long-term debt agreements at March 31, 2008 (See Note 4, Long-Term Debt, Page 7) will continue for the life of the agreements.

(3)	Pension plan contributions that may be required more than one year from March 31, 2008 will be dependent upon the performance of plan assets. Of the $662,000 to be funded in 2008, $287,000 was funded to the U.S. pension plan in April 2008.

(4)	Represents the deferred purchase price obligation related to the purchase of Coronet Rail in April 2006.

(5)	During the first quarter 2007, we recognized a liability of $313,000 for uncertain tax positions in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48). During the first quarter 2008, we recognized $26,000 of additional liability. See Note 5, Income Taxes, Page 10. The total amount of $339,000 is included within other long-term liabilities on the March 31, 2008 consolidated balance sheet. However, because of the high degree of uncertainty regarding the timing of future cash outflows associated with this FIN 48 liability, we cannot reasonably estimate the periods of related future payments, and as such, we have excluded the FIN 48 liability from the contractual obligations table.
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
The BTR products manufactured by RMP are covered by a standard one-year replacement warranty. Accordingly, we have accounted for any contingent costs associated with the remediation of the BTRs under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, specifically Accrual for Loss Contingencies and Obligations Related to Product Warranties and Product Defects (SFAS 5). For the year ended December 31, 2007, we recognized warranty expense of $1.3 million related to defective BTRs. This amount is included in cost of

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
goods sold for the RMP business segment. No additional warranty expense was recognized during the three months ended March 31, 2008 or March 31, 2007. The balance in the BTR warranty reserve at March 31, 2008 is $429,000, which management expects to be adequate to cover expected future costs associated with potentially defective BTRs. Although we believe that $429,000 is a reasonable estimate of our potential exposure for warranty claims on BTRs as of March 31, 2008, changes in the components of our estimate due to new information and future events could cause this estimate to vary significantly. There can be no assurance at this point that future costs pertaining to this issue will not have a material impact on our financial condition or results of operations.
Litigation
We are involved from time to time in lawsuits that arise in the normal course of business. We actively and vigorously defend all lawsuits. We have been named with numerous other defendants in an environmental lawsuit. The plaintiff seeks to recover costs which it has incurred, and may continue to incur, to investigate and remediate its former property as required by the New York State Department of Environmental Conservation (NYSDEC). We have not been named as a liable party by the NYSDEC and we believe we have no liability to the plaintiff in the case. We filed a motion for summary judgment seeking a ruling to have us dismissed from the case. In November 2003, the motion for summary judgment was granted and we were dismissed from the case by the United States District Court for the Northern District of New York. In March 2004, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit, appealing, in part, the District Court’s decision to dismiss all claims against us. In April 2005, the plaintiff’s appeal was dismissed by the Second Circuit Court without prejudice, and the matter was remanded to the United States District Court for the Northern District of New York for consideration in light of a then-recent United States Supreme Court decision. As a result, in June 2006, the District Court dismissed all claims brought by the plaintiff pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA or Superfund). On July 24, 2006, the plaintiff filed a notice of appeal to the Second Circuit. However, in January 2008, the plaintiff’s appeal was dismissed again by the Second Circuit Court without prejudice, and the matter was remanded to the District Court for consideration in light of a recent United States Supreme Court decision. Ongoing litigation may be protracted, and we may incur additional ongoing legal expenses, which are not estimable at this time.
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

	Three Months Ended
	March 31
	2008	2007
	(In Thousands)
External Sales
RMP	$10,043	$11,114
SSD	2,365	2,148
Canada	6,415	7,346
United Kingdom	6,020	6,876

Total	$24,843	$27,484

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended
	March 31
	2008	2007
	(In Thousands)
Intersegment Sales
RMP	$532	$491
SSD	—	(3)
Canada	1,459	1,791
United Kingdom	—	—

Total	$1,991	$2,279

Total Sales
RMP	$10,575	$11,605
SSD	2,365	2,145
Canada	7,874	9,137
United Kingdom	6,020	6,876

Total	$26,834	$29,763

Operating Income (Loss)
RMP	$1,243	$1,024
SSD	518	294
Canada	496	1,116
United Kingdom	572	698
Corporate shared services	(826)	(1,055)

Total	2,003	2,077

Interest Expense	226	317

Other Income, net	(78)	(70)

Income Before Income Taxes	$1,855	$1,830

Depreciation Expense
RMP	$120	$201
SSD	49	27
Canada	197	175
United Kingdom	7	126
Corporate shared services	17	26

Total	$390	$555

Amortization Expense
RMP	$2	$1
SSD	54	53
Canada	180	174
United Kingdom	62	78

Total	$298	$306

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended
	March 31
	2008	2007
	(In Thousands)
Capital Expenditures
RMP	$771	$66
SSD	8	333
Canada	59	68
United Kingdom	58	111
Corporate shared services	8	14

Total	$904	$592

	March 31	December 31
	2008	2007
	(In Thousands)
Total Assets
RMP	$39,473	$40,360
SSD	8,166	7,862
Canada	35,331	36,014
United Kingdom	19,657	19,775
Corporate shared services	206	215

Total	$102,833	$104,226

Note 11: Restructuring Costs
United Kingdom
In 2006, as part of a reorganization plan at Portec Rail Products (UK) Ltd., we consolidated our rail and material handling operations in the United Kingdom by closing our Wrexham, Wales and Stone, England facilities. As part of the reorganization plan, we incurred costs associated with exit and disposal activities, which we recognized in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). All restructuring expenses were included within selling, general and administrative expenses on the consolidated income statement. For the three months ended March 31, 2007, we incurred $14,000 (£7,000 pounds sterling) of expense related to employee termination benefits. During the three months ended March 31, 2007, we did not incur any expense for contract termination costs or for other expenses related to the reorganization. We paid termination benefits of $54,000 (£28,000 pounds sterling) during the first quarter 2007. As the reorganization plan was completed during the first quarter 2007, no additional restructuring costs were incurred for the remainder of 2007 or during the first quarter 2008.
In conjunction with the closing of the Wrexham facility, the property (which included land, building, and building improvements) was sold on March 29, 2007. The selling price of the property was approximately $2.0 million (£1,025,000 pounds sterling), which approximated its net book value. The majority of the proceeds of the sale were used to repay an outstanding mortgage loan on the property on March 30, 2007.
Kelsan
On November 16, 2006, we restructured the Kelsan organization, which resulted in employee headcount reductions. The restructuring plan was substantially completed as of December 31, 2006, with all expenses related to the restructuring plan incurred during 2006; as such, no restructuring costs were incurred during the three months ended March 31, 2008 and 2007. We recognized these costs in accordance with SFAS 146. All restructuring costs were included within selling,

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
general and administrative expenses on the consolidated income statement. During the first quarter 2007, we paid termination benefits of $51,000 ($59,000 Canadian dollars).
Note 12: Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141R, Business Combinations — a revision of SFAS 141 (SFAS 141R), which will significantly alter the way that companies account for business combinations under the acquisition method. Under SFAS 141R, an acquiring entity will be required to recognize the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. In addition, the following specific changes will be made: (1) all acquisition costs will be expensed as incurred; (2) any restructuring charges related to the business combination will generally be expensed subsequent to the acquisition date; (3) non-controlling interests will be recorded at fair value at the acquisition date; (4) acquired contingent liabilities will be recorded at fair value at acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; (5) in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; and (6) changes in the deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will generally affect income tax expense. For calendar year companies, SFAS 141R prospectively applies to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of SFAS 141R will have an impact on future business combinations which we may engage in; however, at this time, we cannot determine the impact to the Company.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement 115 (SFAS 159) that provides companies with an option to report certain financial assets and liabilities in their entirety at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The fair value option may be applied instrument by instrument, and may be applied only to entire instruments. A business entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The adoption of this statement did not materially impact our consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. The expanded disclosures in this statement about the use of fair value to measure assets and liabilities should provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this statement did not materially impact our consolidated financial statements.
Note 13: Stock Options
On January 30, 2008 and January 16, 2007, the Company granted 72,750 and 79,250 stock options, respectively, to certain employees with an exercise price of $9.68 and $9.65 per stock option, respectively, which is equal to the closing stock price on the date of grant. The stock options will vest ratably over a 5-year period and will expire on January 30, 2018 and January 16, 2017, respectively. These options were granted under the Portec Rail Products, Inc. 2006 Stock Option Plan (the Option Plan), which authorizes the issuance of up to 150,000 shares of common stock of Portec Rail Products, Inc. pursuant to grants of incentive and non-statutory stock options and will remain in effect for a period of ten years. We adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payments (SFAS 123(R)), effective January 1, 2006; however, we did not incur any compensation expense during 2006. For the three months ended March 31, 2008 and 2007, we recognized compensation expense of approximately $14,000 and $11,000, respectively, related to

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
the 2007 stock option grant. For the three months ended March 31, 2008, we recognized compensation expense of approximately $8,000 related to the 2008 stock option grant. We expect to recognize additional compensation expense of approximately $234,000 and $204,000 over the remaining vesting periods of the 2008 and 2007 stock option grants, respectively. During the three months ended March 31, 2008, 750 and 1,000 stock options from the 2008 and 2007 grants, respectively, were forfeited. In 2007, 2,000 stock options from the 2007 stock option grant were forfeited; these were re-granted on January 30, 2008. The 1,750 stock options which were forfeited in 2008 have not been re-granted.
To calculate our fair value price per stock option, we utilized a Black-Scholes Model. The following inputs were used in our Black-Scholes Model calculation:

		Stock Price on	Exercise Price per	Annual Dividend			Expected Term (in
Grant Date	Fair Value Price	Grant Date	Stock Option	Yield	Risk-free Rate	Expected Volatility	years)

1/30/08	$3.67	$9.68	$9.68	2.48%	4.00%	38.87%	7.5
1/16/07	$3.61	$9.65	$9.65	2.50%	4.73%	39.40%	6.5

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
     During 2007, the exchange rate of the U.S. dollar deteriorated significantly compared to foreign currencies of the countries in which we have operating locations. The increase in value of the Canadian dollar compared to the U.S. dollar could result in an economic disadvantage for our Canadian operating locations, as lower cost products from the United States may become more economically viable alternatives to the products we offer. During the first quarter 2008, foreign exchange rates between the U.S. dollar and Canadian dollar remained at relatively the same levels as they were during the fourth quarter 2007, which are historically high, with a ratio of approximately 1:1. If the value of the U.S. dollar continues to deteriorate, or remain at the current levels for an extended period of time, this could result in negative business consequences for our Canadian operations. Alternatively, products that we produce in the United States may be more competitive in foreign markets that we serve. We do not have any control over exchange rates, as these are largely driven by worldwide economic factors.
Results of Operations
Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007
     Net Sales. Net sales decreased to $24.8 million for the three months ended March 31, 2008, a decrease of $2.7 million or 9.6%, from $27.5 million for the comparable period in 2007. The decrease in net sales is primarily attributable to lower sales of $1.1 million at RMP, $931,000 at our Canadian operations, and $856,000 at our United Kingdom operations, partially offset by increased sales of $217,000 at SSD. The $1.1 million decrease in net sales at RMP is a combination of a $1.8 million volume decrease in sales of both track components and our friction management product groups, partially offset by higher sales of $811,000 due to increased sales of Salient Systems’ products. Net sales at our Canadian operations declined $931,000, reflecting lower sales of $1.8 million primarily due to lower sales of rail anchors and spikes and friction management products, partially offset by $907,000 of foreign currency translation that positively impacted net sales. The decrease in sales at our United Kingdom operations is primarily due to lower sales of material handling and track component products, partially offset by higher sales of friction management products. Increased net sales of $217,000 at SSD primarily reflect higher sales of automotive products.
     Gross Profit. Our consolidated gross profit percent increased to 31.0% for the three months ended March 31, 2008 from 29.3% for the comparable period of the prior year, primarily due to product mix experienced in the current period. However, gross profit dollars decreased to $7.7 million for the three months ended March 31, 2008, a decrease of $336,000 or 4.2%, from $8.0 million for the comparable period in 2007. The decrease in gross profit is attributable to lower gross profit of $647,000 at our Canadian operations and $219,000 at our United Kingdom operations, partially offset by higher gross profit of $304,000 at SSD and $226,000 at RMP. Lower gross profit of $647,000 at our Canadian operations includes $889,000 of lower gross profit primarily due to lower overall sales volume, along with development costs incurred for a new rail anchor design. Gross profit at our Canadian operations was also favorably impacted by $242,000 of foreign currency translation during the current period. At our United Kingdom operations, gross profit decreased $219,000 in the current period, primarily due to lower sales volume of material handling and track component products, partially offset by higher gross profit on friction management products due to higher sales volume. The increase in gross profit of $304,000 at SSD is primarily due to higher gross profit from automotive products, primarily due to a more favorable product mix and sales of our new WinChockTM product. The increase in gross profit of $226,000 at RMP is primarily due to higher gross profit on Salient Systems’ products, reflecting higher sales volume.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $5.4 million for the three months ended March 31, 2008, a decrease of $254,000 or 4.5%, from $5.7 million for the comparable period in 2007. The decrease in selling, general and administrative expenses is primarily due to lower expenses of $230,000 from corporate shared services, primarily due to lower professional fees related to Sarbanes-Oxley compliance efforts.
     Interest Expense. Interest expense decreased to $226,000 for the three months ended March 31, 2008, a decrease of $91,000 or 28.7%, from $317,000 for the comparable period in 2007. Total debt obligations decreased to $17.1 million at March 31, 2008 from $17.2 million at March 31, 2007, reflecting a decrease in long-term debt of $2.8 million, partially offset by higher short-term borrowings of $2.7 million.
     Provision for Income Taxes. Provision for income taxes decreased to $511,000 for the three months ended March 31, 2008, from $625,000 for the comparable period in 2007; however, income before taxes increased to $1.9 million for the three months ended March 31, 2008 compared to $1.8 million for the comparable period of the prior year. Our effective tax rates on taxable income were 27.5% and 34.2% for the three months ended March 31, 2008 and 2007, respectively. Income tax during the prior period was higher by $128,000 due to the income tax on the gain recorded in the United Kingdom on the sale of the Wrexham facility in March 2007, which adversely affected our consolidated effective tax rate during the prior period by 7.0%. In conjunction with the recording of this transaction, the gain reported in the United Kingdom was effectively eliminated in the U.S. by the write-off of the remaining step-up basis, which originated as a result of the purchase of the Company in 1997.
     Net Income. Net income increased to $1.3 million for the three months ended March 31, 2008, an increase of $139,000 or 11.5%, from $1.2 million for the comparable period in 2007. Our basic and diluted net income increased to $0.14 per share for the three months ended March 31, 2008, from $0.13 per share for the comparable period in 2007, on average shares outstanding of 9,601,779 for both periods.
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

	Three Months Ended
	March 31
	2008	2007
	(In Thousands)
External sales	$10,043	$11,114
Intersegment sales	532	491
Operating income	1,243	1,024

Sales by product line(1)
Track component products	$5,593	$7,356
Friction management products and services	2,663	3,351
Wayside data collection and data management systems	1,401	577
Other products and services	918	321

Total product and service sales	$10,575	$11,605

(1)	Includes intersegment sales.

     For the three months ended March 31, 2008, external sales for RMP decreased by $1.1 million or 9.6%, to $10.0 million from $11.1 million during the comparable period in 2007. The decrease in external sales is a combination of a $1.8 million volume decrease in sales of both track component and friction management products, partially offset by higher sales of $811,000 due to increased sales of Salient Systems’ products. Operating income for the three months ended March 31, 2008 increased to $1.2 million from $1.0 million for the comparable period in 2007, an increase of $219,000 or 21.4%. The increase in operating income is primarily attributable to higher gross profit on higher sales volume of Salient Systems’ products.
     Shipping Systems Division — “SSD”. SSD engineers and sells load securement systems and related products to the railroad freight car market. These systems are used to secure a wide variety of products and lading onto freight cars. SSD is also a major supplier of new and reconditioned tie-down systems for the shipment of new automobiles and vans by the rail industry. The assembly work for SSD is primarily performed at RMP’s Huntington, West Virginia manufacturing plant.

	Three Months Ended
	March 31
	2008	2007
	(In Thousands)
External sales	$2,365	$2,148
Intersegment sales	—	(3)
Operating income	518	294

Sales by product line(1)
Automotive products	$1,188	$929
Chain securement systems	826	740
Strap securement systems	82	246
All other load securement systems	269	230

Total product and service sales	$2,365	$2,145

(1)	Includes intersegment sales.
     For the three months ended March 31, 2008, external sales for SSD increased by $217,000 or 10.1%, to $2.4 million from $2.1 million during the comparable period in 2007. The increase in external sales is primarily due to higher sales of automotive products. Although overall sales of automotive products increased, a temporary shutdown at one of our customer’s plants due to a supplier strike adversely affected sales of our G-Van product, a vehicle restraint mechanism used to secure large commercial vans to railcars. For the comparable period of the prior year, sales to this customer were the second highest for SSD overall. At this time, we cannot predict the impact that this will have on our future results; however, a prolonged shutdown of our customer’s plant will continue to negatively impact sales of our G-Van product. Operating income for the three months ended March 31, 2008 increased to $518,000 from $294,000 during the comparable period in 2007, an increase of $224,000 or 76.2%, primarily due to higher gross profit from automotive products, primarily due to a more favorable product mix, and sales of our new WinChockTM product.
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

	Three Months Ended
	March 31
	2008	2007
	(In Thousands, Except
	Translation Rate)
External sales	$6,415	$7,346
Intersegment sales	1,459	1,791
Operating income	496	1,116
Average translation rate of Canadian dollar to United States dollar	0.9980	0.8569

Sales by product line(1)
Rail anchors and spikes	$4,850	$5,489
Friction management products and services	2,611	3,424
Other products and services	413	224

Total product and service sales	$7,874	$9,137

(1)	Includes intersegment sales.
     For the three months ended March 31, 2008, external sales for Canada decreased by $931,000 or 12.7%, to $6.4 million from $7.3 million during the comparable period in 2007. The decrease in external sales reflects a $1.8 million volume decrease, primarily due to lower sales of rail anchors and spikes and friction management products, partially offset by $907,000 of foreign currency translation that positively impacted net sales. Operating income for the three months ended March 31, 2008 decreased to $496,000 from $1.1 million during the comparable period in 2007, a decrease of $620,000 or 55.6%. The decrease is attributable to lower gross profit of $647,000, primarily due to an unfavorable product mix, lower sales of rail anchors and friction management products, and development costs incurred for a new rail anchor design.
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

	Three Months Ended
	March 31
	2008	2007
	(In Thousands, Except
	Translation Rate)
External sales	$6,020	$6,876
Operating income	572	698
Average translation rate of British pound sterling to United States dollar	1.9883	1.9656

Sales by product line
Material handling products	$2,000	$3,244
Friction management products and services	2,640	2,098
Track component products	1,380	1,534

Total product and service sales	$6,020	$6,876

     For the three months ended March 31, 2008, external sales at our United Kingdom operations decreased by $856,000 or 12.4%, to $6.0 million from $6.9 million during the comparable period in 2007. The decrease in external sales is primarily due to lower sales of material handling and track component products, partially offset by an increase in sales of friction management products. Operating income for the three months ended March 31, 2008 decreased to $572,000 from $698,000 during the comparable period in 2007, a decrease of $126,000 or 18.1%. The decrease is primarily attributable to lower gross profit from material handling and track component products due to lower sales volume, partially offset by higher gross profit from higher friction management product sales. During the comparative periods there were no intersegment sales.

Liquidity and Capital Resources
     Our cash flow from operations is the primary source of financing for internal growth, capital expenditures, repayment of long-term obligations, dividends to our shareholders, and other commercial commitments. The most significant risk associated with our ability to generate sufficient cash flow from operations is the overall level of demand for our products. Our cash balance is $3.6 million at March 31, 2008. In addition to cash generated from operations, we have revolving and overdraft credit facilities in place to support the working capital needs of each of our business segments. We believe that our cash flow from operations and the ability to borrow additional cash under our working capital facilities along with our existing cash balances will be sufficient to meet our cash flow requirements and growth objectives over the next twelve months.
     Cash Flow Analysis. During the three months ended March 31, 2008 we generated $91,000 in cash from operations compared to generating $43,000 in cash from operations during the same period in 2007. Cash generated from operations is due to net income of $1.3 million in the current period, compared to $1.2 million during the same period in 2007, an increase of $139,000. Additionally, we incurred depreciation and amortization expense of $688,000 in the current period compared to $861,000 in the same period in 2007, a decrease of $173,000, primarily because several assets related to the 1997 purchase of the Company were fully-depreciated as of December 31, 2007. As a result, we expect depreciation expense for 2008 to be approximately $340,000 lower than 2007, which will primarily affect the RMP segment. This decrease will be partially offset by depreciation expense on assets, which will be placed in service during 2008. Cash provided by operations during the three months ended March 31, 2008 includes lower accounts receivable balances of $2.5 million, primarily due to lower sales volumes, and higher accounts payable balances of $1.8 million, primarily due to the timing of payments to vendors. Cash used in operations during the three months ended March 31, 2008 includes lower accrued expenses of $3.2 million, primarily due to company-wide incentive plan payments during the first quarter of 2008 and lower customer deposits at Salient Systems; higher inventory balances of $1.6 million, primarily due to steel purchases during the first quarter of 2008 by RMP and lower sales; and higher prepaid expenses and other current assets of $1.1 million, primarily due to advance payments on Chinese steel purchases, prepaid insurance premiums, and refundable goods and services taxes paid at our Montreal location.
     Net cash used in investing activities was $944,000 for the three months ended March 31, 2008, compared to $1.4 million provided by investing activities during the same period in 2007. Cash used in investing activities is primarily due to capital expenditures of $904,000. During the second quarter 2007, we obtained Board of Director approval for approximately $1.0 million of capital improvements, specifically related to our track component products, to be made to our Huntington, West Virginia manufacturing facility. In early 2008, as a result of design changes, additional equipment, and higher than anticipated equipment costs, the Board of Directors approved an increase to approximately $1.6 million for these projects. We anticipate that these projects will be finalized during the fourth quarter of 2008. As of March 31, 2008, we have spent approximately $1.2 million on these projects. Our capital expenditures upgrade our machinery and equipment, improve our facilities, support new strategic initiatives or develop new products. We believe that the overall level of capital spending for our business segments is sufficient to remain competitive.
     Net cash provided by financing activities was $252,000 for the three months ended March 31, 2008, compared to $1.7 million of cash used in financing activities during the comparable period in 2007. Cash provided by financing activities in 2008 includes $2.2 million of net borrowings on working capital facilities. Cash used in financing activities in 2008 includes repayments of long-term debt obligations of $1.2 million and $576,000 in cash dividends paid to our common stockholders.
Financial Condition
     At March 31, 2008, total assets were $102.8 million, a decrease of $1.4 million or 1.3%, from $104.2 million at December 31, 2007. The decrease at March 31, 2008 is primarily due to lower accounts receivable of $2.6 million on lower sales volume, and lower cash and cash equivalents of $628,000. Partially offsetting these decreases are increases primarily due to higher inventory of $1.4 million from first quarter 2008 steel purchases and lower sales volume, and higher prepaid expenses of $1.0 million due to advance payments on Chinese steel purchases, prepaid insurance premiums, and refundable goods and services taxes paid at our Montreal location.
     Total outstanding debt obligations were $17.1 million at March 31, 2008, an increase of $763,000 or 4.5% from $16.3 million at December 31, 2007. The increase primarily reflects short-term borrowings which increased by $2.2 million during the current period. During the three months ended March 31, 2008, we repaid $1.5 million of long-term debt obligations.

     The products that we manufacture and sell, such as our rail joints, rail anchors and rail spikes, require steel as a major element in the production process. Worldwide demand for steel began to significantly increase in 2004, which resulted in market price increases for steel along with surcharges being added to our raw material costs. Over the next few years we began to see a transition from surcharges on some purchases to higher base prices for steel used in our track component products. During the first quarter 2008, as steel prices have continued to increase to historic levels, we saw a combination of higher base prices and steel surcharges. We have been able to successfully pass on some higher material costs and steel surcharges to our customers, but these higher material costs have had an impact on our financial results. If a prolonged increase in steel prices should continue and we are unable to pass on these added costs to our customers, our future earnings could be negatively impacted.
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
     As a result of the Vulcan asset acquisition, we assigned fair values of $2.2 million to customer relationships, $890,000 to a unique customer relationship, $342,000 to vehicle restraint assembly technology (G-Van patent), $47,000 to a supply agreement and $5,000 to non-compete agreements. We also determined that there was $830,000 of goodwill to be recorded as part of this transaction. The goodwill balance increased to $1,043,000 at March 31, 2008, primarily due to accrued earn-out based upon sales volume, which is recorded as an increase of the total purchase price. During the three months ended March 31, 2008 and 2007, total earn-out payments of $98,000 and $0, respectively, were paid to the former owners of Vulcan. In addition, we have estimated that the customer relationships, a unique customer relationship, vehicle restraint assembly technology, supply agreement, and non-compete agreements have definite lives of 19 years, 17 years, 11 years, 3 years and 7 years, respectively, due to our estimates that the projected economic earnings associated with these intangible assets will begin to lapse after these time frames. We will monitor these assets to determine if certain events occur that could cause the lives assigned to these intangible assets to become shorter than originally assigned. We would then assign a shorter future estimated life based on the years that we feel that the product would have value in the marketplace and record an impairment charge in the proper accounting period.
     During the first quarter 2008, our customer, on whom the value of our unique customer relationship intangible asset is based, was forced to temporarily shutdown operations at one of its plants due to a supplier strike. As a result of this shutdown, sales of our G-Van product to this customer were negatively impacted. Our G-Van product is designed by utilizing our patented vehicle restraint assembly technology (G-Van patent); as such, the value assigned to this patent is based upon the revenue stream from sales of the G-Van product. At this time, we cannot predict the impact that this will have on the value of our unique customer relationship intangible asset and our G-

Van patent; however a prolonged shutdown of our customer’s plant will continue to negatively impact sales of our G-Van product to this customer, which could negatively impact our financial projections associated with these intangible assets. Lower financial projections could result in lower fair values for these intangible assets, which could trigger an impairment charge.
     As a result of the Coronet Rail acquisition, we assigned a fair value of $3.3 million (£1.9 million pounds sterling) to customer relationships, $188,000 (£108,000 pounds sterling) to non-compete agreements, and $34,000 (£19,000 pounds sterling) to a supply agreement. We also determined that there was $1.9 million (£1.1 million pounds sterling) of goodwill to be recorded as part of this transaction. In addition, we have estimated that the customer relationships, non-compete agreements, and supply agreement have definite lives of 20 years, 5 years, and 10 years, respectively, due to our estimates that projected economic earnings associated with these intangible assets will begin to lapse after these time frames. We will monitor these intangible assets to determine if certain events occur that could cause the lives assigned to these intangible assets to become shorter than originally assigned. We would then assign a shorter estimated life based on the years that we feel that the product would have value in the marketplace and then record an impairment charge in the proper accounting period.
     Warranty Reserves. Most of our products are covered by a replacement warranty. We establish warranty reserves for expected warranty claims based upon our historical experience, or for known warranty issues and their estimable replacement costs. During 2007, we became aware of a problem with RMP’s Bonded to Rail (BTR) joint bars manufactured in Huntington, WV. Warranty expense incurred in 2007 for defective BTRs totaled $1.3 million. No warranty expense for potentially defective BTRs was recognized during the three months ended March 31, 2008. The balance in the BTR warranty reserve at March 31, 2008 is $429,000, which management expects to be adequate to cover expected future costs associated with potentially defective BTRs. Although we believe that $429,000 is a reasonable estimate of our potential exposure for warranty claims on BTRs as of March 31, 2008, changes in the components of our estimate due to new information and future events could cause this estimate to vary significantly. There can be no assurance at this point that future costs pertaining to this issue will not have a material impact on our financial condition or results of operations. See Note 9, Commitments and Contingencies, Page 13 for further details.
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
     As interest rates decline, the actuarially calculated retirement benefit plan liability increases. Conversely, as interest rates increase, the actuarially calculated retirement benefit plan liability decreases. Past declines in interest rates and equity markets have had a negative impact on the retirement benefit plan liability and fair value of our plan assets. As a result, the accumulated benefit obligation exceeded the fair value of plan assets at December 31, 2007; however, as a result of an increase in interest rates during 2007, which increased the discount rate used to calculate our 2007 retirement benefit plan liability, our liability at December 31, 2007 is less than the liability at December 31, 2006, which resulted in a $1,380,000, net of tax, increase in shareholder’s equity.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to interest rate risk on our long-term debt obligations and our working capital facilities are under floating interest rate arrangements. We have determined that these risks are not significant enough to warrant hedging programs. If interest rates increase we will be exposed to higher interest rates and we will be required to use more cash to settle our long-term debt obligations. As interest rates increase on our variable long-term debt, it will have a negative impact on future earnings because the interest rates will increase our interest expense. Conversely, if interest rates decrease on our variable long-term debt, it will have a positive impact on future earnings because lower interest rates will decrease our interest expense. Based upon our long-term debt amounts as of March 31, 2008, for every 1% increase or decrease in the interest rate on our long-term debt, our annual interest expense will fluctuate by approximately $171,000.
     In addition, we are exposed to foreign currency translation fluctuations with our international operations. We do not have any foreign exchange derivative contracts to hedge against foreign currency exposures. Therefore, we are exposed to the related effects when foreign currency exchange rates fluctuate. If the U.S. dollar strengthens against the Canadian dollar and/or the British pound sterling, the translation rate for these foreign currencies will decrease, which will have a negative impact on our operating income. For example, for the three months ended March 31, 2008, for every 1/100 change in the exchange rate of the Canadian dollar to the U.S. dollar, our Canadian operation’s operating income would have changed by $5,000. Further, for every 1/100 change in the exchange rate of the British pound sterling to the U.S. dollar, the impact on operating income for our United Kingdom operation for the three months ended March 31, 2008 would have been $3,000. Foreign currency translation fluctuations have no impact on cash flows as long as we continue to reinvest any profits back into the respective foreign operations.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are involved from time to time in lawsuits that arise in the normal course of business. We actively and vigorously defend all lawsuits. We have been named with numerous other defendants in an environmental lawsuit. The plaintiff seeks to recover costs which it has incurred, and may continue to incur, to investigate and remediate its former property as required by the New York State Department of Environmental Conservation (NYSDEC). We have not been named as a liable party by the NYSDEC and we believe we have no liability to the plaintiff in the case. We filed a motion for summary judgment seeking a ruling to have us dismissed from the case. In November 2003, the motion for summary judgment was granted and we were dismissed from the case by the United States District Court for the Northern District of New York. In March 2004, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit, appealing, in part, the District Court’s decision to dismiss all claims against us. In April 2005, the plaintiff’s appeal was dismissed by the Second Circuit Court without prejudice, and the matter was remanded to the United States District Court for the Northern District of New York for consideration in light of a then-recent United States Supreme Court decision. As a result, in June 2006, the District Court dismissed all claims brought by the plaintiff pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA or Superfund). On July 24, 2006, the plaintiff filed a notice of appeal to the Second Circuit. However, in January 2008, the plaintiff’s appeal was dismissed again by the Second Circuit Court without prejudice, and the matter was remanded to the District Court for consideration in light of a recent United States Supreme Court decision. Ongoing litigation may be protracted, and we may incur additional ongoing legal expenses, which are not estimable at this time.
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

PORTEC RAIL PRODUCTS, INC.
Date: May 6, 2008	By:	/s/ Richard J. Jarosinski
Richard J. Jarosinski, President and Chief
Executive Officer

Date: May 6, 2008	By:	/s/ John N. Pesarsick
John N. Pesarsick, Chief Financial Officer

EXHIBIT INDEX
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002