Form 10-Q
period 2008-06-30
PORTEC RAIL PRODUCTS INC
filed 2008-08-07
CIK 1263074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐     NO ☑
     As of July 31, 2008, there were 9,602,029 shares issued and outstanding of the Registrant’s Common Stock.

PORTEC RAIL PRODUCTS, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Portec Rail Products, Inc.
Condensed Consolidated Balance Sheets

	June 30	December 31
	2008	2007
	(Unaudited)	(Audited)
	(In Thousands)
Assets
Current assets
Cash and cash equivalents	$3,724	$4,273
Accounts receivable, net	18,896	17,411
Inventories, net	24,726	22,990
Prepaid expenses and other current assets	1,030	586
Deferred income taxes	221	375

Total current assets	$48,597	$45,635

Property, plant and equipment, net of accumulated depreciation of $13,423 and $13,540 at June 30, 2008 and December 31, 2007, respectively	12,085	11,121
Intangible assets, net of accumulated amortization of $3,898 and $3,140 at June 30, 2008 and December 31, 2007, respectively	31,159	31,542
Goodwill	14,655	15,059
Other assets	923	869

Total assets	$107,419	$104,226

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$10,025	$6,865
Accounts payable	8,523	6,167
Accrued income taxes	558	706
Customer deposits	1,416	1,380
Accrued compensation	1,850	2,979
Other accrued liabilities	2,653	2,795
Deferred purchase price — current portion	—	298

Total current liabilities	25,025	21,190

Long-term debt, less current maturities	7,197	9,463
Deferred income taxes	11,339	11,524
Accrued pension costs	736	1,175
Other long-term liabilities	969	977

Total liabilities	45,266	44,329

Commitments and Contingencies	—	—

Shareholders’ equity:
Common stock, $1 par value, 50,000,000 shares authorized, 9,602,029 shares issued and outstanding at June 30, 2008 and 9,601,779 outstanding at December 31, 2007, respectively	9,602	9,602
Additional paid-in capital	25,391	25,342
Retained earnings	25,756	23,161
Accumulated other comprehensive gain	1,404	1,792

Total shareholders’ equity	62,153	59,897

Total liabilities and shareholders’ equity	$107,419	$104,226

See Notes to Condensed Consolidated Financial Statements

Portec Rail Products, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(Dollars in Thousands, Except Per Share Data)
Net sales	$30,194	$29,090	$55,037	$56,574
Cost of sales	20,276	19,987	37,409	39,425

Gross profit	9,918	9,103	17,628	17,149

Selling, general and administrative	5,986	5,649	11,395	11,312
Amortization expense	297	303	595	609

Operating income	3,635	3,151	5,638	5,228

Interest expense	210	307	436	624
Other (income) expense, net	(43)	168	(121)	98

Income before income taxes	3,468	2,676	5,323	4,506
Provision for income taxes	1,065	789	1,576	1,414

Net income	$2,403	$1,887	$3,747	$3,092

Earnings per share
Basic and diluted	$0.25	$0.20	$0.39	$0.32

Weighted average shares outstanding
Basic	9,601,872	9,601,779	9,601,826	9,601,779
Diluted	9,602,309	9,601,779	9,601,826	9,601,779

Dividends per share	$0.06	$0.06	$0.12	$0.12
See Notes to Condensed Consolidated Financial Statements

Portec Rail Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30
	2008	2007
	(In Thousands)
Operating Activities
Net income	$3,747	$3,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	875	1,119
Amortization expense	595	609
Provision for doubtful accounts	104	48
Deferred income taxes	195	(141)
Pension (income) expense	(20)	36
Defined benefit pension plan contributions	(472)	(12)
Loss on disposal of assets	21	35
Stock based compensation expense	47	25
Impairment of long-lived assets	—	50
Changes in operating assets and liabilities:
Accounts receivable	(1,931)	(2,295)
Inventories	(1,880)	511
Prepaid expenses and other current assets	(456)	(1,263)
Accounts payable	2,581	(704)
Income taxes payable	(120)	(489)
Accrued expenses	(1,525)	313

Net cash provided by operating activities	1,761	934

Investing Activities
Purchases of property, plant and equipment	(2,046)	(1,075)
Proceeds from sale of assets	12	2,436
Contingent consideration — business acquisition	(97)	(71)

Net cash (used in) provided by investing activities	(2,131)	1,290

Financing Activities
Net increase in working capital facilities	3,224	2,709
Book overdrafts	(42)	89
Principal payments on promissory notes	(280)	(280)
Proceeds from term loans	—	54
Principal payments on term loans	(1,859)	(3,418)
Principal payments on capital leases	—	(46)
Fees paid to obtain new financing	(21)	—
Issuance of common stock	2	—
Cash dividends paid to shareholders	(1,152)	(1,152)

Net cash used in financing activities	(128)	(2,044)

Effect of exchange rate changes on cash and cash equivalents	(51)	(41)

(Decrease) increase in cash and cash equivalents	(549)	139
Cash and cash equivalents at beginning of period	4,273	1,822

Cash and cash equivalents at end of period	$3,724	$1,961

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$459	$669

Income taxes	$1,083	$1,910

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
Note 2: Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Portec Rail Products, Inc.; Salient Systems, Inc. (Salient Systems), our wholly-owned United States subsidiary; Portec Rail Nova Scotia Company, our wholly-owned Canadian subsidiary; and Portec Rail Products (UK) Ltd., our wholly-owned United Kingdom subsidiary (United Kingdom). All significant intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, we believe that the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the 2007 Annual Report on Form 10-K. The balance sheet information as of December 31, 2007 was derived from our audited balance sheet included in our 2007 Annual Report on Form 10-K. Unless otherwise indicated, all dollar amounts are in U.S. dollars. Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on net earnings.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 3: Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for all inventories. Inventory costs include material, labor and manufacturing overhead.
The major components of inventories are as follows:

	June 30	December 31
	2008	2007
	(In Thousands)
Raw materials	$11,237	$9,849
Work in process	383	521
Finished goods	13,817	13,017

	25,437	23,387
Less reserve for slow-moving and obsolete inventory	711	397

Net inventory	$24,726	$22,990

Note 4: Long-Term Debt
Long-term debt consists of the following:

	June 30	December 31
	2008	2007
	(In Thousands)
National City Bank Credit Facility: (a)
Term loan — Kelsan acquisition	$6,984	$8,435
Term loan — Vulcan asset acquisition	2,000	2,300
Revolving credit facility — United States	6,100	2,300
Revolving credit facility — Canada	—	—

United Kingdom loans: (b)
Term loan — Coronet Rail acquisition	1,828	2,119
Working capital facility	—	575
Term loans — vehicles	30	39

Promissory notes — Salient Systems acquisition (c)	280	560
Revolving credit facility — Boone County Bank, Inc. (d)	—	—

	17,222	16,328
Less current maturities	10,025	6,865

	$7,197	$9,463

(a) National City Bank Credit Facility
Our credit facility with National City Bank is a term loan and revolving credit facility that provided the financing for the Kelsan acquisition in November 2004 and the Vulcan asset acquisition in October 2006, and also supports the working capital requirements of our United States and Canadian business units. The components of this facility are as follows: 1) a $7.0 million United States revolving credit facility; 2) a $4.2 million ($5.0 million CDN) revolving credit facility for our Canadian operations; 3) an outstanding term loan in the original amount of $14.9 million ($17.6 million CDN) provided

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
for the Kelsan acquisition in November 2004; and 4) an outstanding term loan in the original amount of $3.0 million provided in November 2006 for the Vulcan Chain product line acquisition. As of June 30, 2008, we had the ability to borrow an additional $5.0 million under the U.S. and Canadian revolving credit facilities.
This agreement contains certain financial covenants that require us to maintain a current ratio, cash flow coverage and leverage ratios, and to maintain minimum amounts of tangible net worth. This credit facility further limits capital expenditures, sales of assets, and additional indebtedness. At June 30, 2008, we were in compliance with all of these financial covenants.
Term Loan — Kelsan Acquisition:
To finance the acquisition of Kelsan on November 30, 2004 we borrowed $14.9 million ($17.6 million CDN) from National City Bank (Canada) through Portec Rail Nova Scotia Company, a wholly-owned subsidiary of Portec Rail Products, Inc. Portec Rail Nova Scotia Company is the borrower of the funds under the credit agreement, and Portec Rail Products, Inc. is the sole guarantor of the term loan with substantially all of our United States assets pledged as collateral. Under this seven-year term loan, our monthly principal payments are approximately $206,000 ($210,050 CDN). We have the option to direct outstanding borrowings under a Canadian prime lending rate option, a Canadian Banker’s Acceptance Equivalent Note (“BA Note”) option, or utilize a combination of both of these options at our discretion. Interest rates under these options are the prevailing Canadian prime rate plus an applicable margin of 0.75% to 1.75% (prime rate option), or the BA Note interest rate plus an applicable margin of 1.75% to 2.75% (BA Note option). As of June 30, 2008, we had outstanding borrowings of approximately $7.0 million ($7.1 million CDN) that were priced under the BA Note rate option at 4.88%. This term loan is scheduled to mature on November 30, 2011.
Term Loan — Vulcan Asset Acquisition:
On November 7, 2006, we borrowed $3.0 million from National City Bank to finance the Vulcan product line acquisition. Portec Rail Products, Inc. is the sole guarantor of the term loan with substantially all of our United States assets pledged as collateral. Under this five-year term loan, our monthly principal payments are $50,000. The outstanding principal balance accrues interest based upon the 30-day LIBOR rate plus 1.5%. As of June 30, 2008, we had outstanding borrowings of $2.0 million, which accrued interest at 3.98%. This term loan is scheduled to mature on October 31, 2011.
Revolving Credit Facility — United States:
Our U.S. revolving credit facility permits borrowings up to $7.0 million to support the working capital requirements of our United States operations. Included in the $7.0 million is a sub-limit of $1.6 million for standby and commercial letters-of-credit. Outstanding borrowings under this facility can be priced at a prime-based rate or a LIBOR-based rate. As of June 30, 2008, outstanding borrowings under this facility were $6.1 million and accrued interest at 3.98%. As of June 30, 2008, one commercial letter-of-credit was outstanding in the amount of $80,000. This credit facility is scheduled to expire on September 30, 2010.
Revolving Credit Facility — Canada:
The working capital requirements for our Canadian operations are supported by a $4.2 million ($5.0 million CDN) revolving credit facility. Included within the $4.2 million is a sub-limit of $335,000 ($400,000 CDN) for standby and commercial letters of credit. The interest rate is the Canadian prime rate plus 1.0%. Borrowings on this facility accrued interest at 5.75% at June 30, 2008. As of June 30, 2008, there were no outstanding borrowings under this facility. This facility is scheduled to expire on December 31, 2010.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(b) United Kingdom Loans
Term Loan — Coronet Rail Acquisition:
Our United Kingdom subsidiary has a term loan in the original amount of $2.6 million (£1.5 million pounds sterling) outstanding at June 30, 2008. This term loan was originally provided by a United Kingdom financial institution to finance the acquisition of Coronet Rail, Ltd. (“Coronet Rail”) in April 2006. As of June 30, 2008, the outstanding principal balance was approximately $1.8 million (£918,000 pounds sterling), and the interest rate on the principal balance outstanding was 6.75%. This loan is scheduled to mature on April 12, 2011. This agreement contains certain financial covenants that require us to maintain senior interest and cash flow coverage ratios. We were in compliance with these financial covenants as of June 30, 2008.
Working Capital Facility:
In May 2008, we entered into a new working capital facility with a United Kingdom financial institution for our United Kingdom operations, which includes an overdraft availability of $1.8 million (£900,000 pounds sterling); $349,000 (£175,000 pounds sterling) for the issuance of performance bonds, and $159,000 (£80,000 pounds sterling) for the negotiation of foreign checks. This credit facility supports the working capital requirements of Portec Rail Products (UK) Ltd. and Coronet Rail, and is collateralized by substantially all of our United Kingdom assets. The interest rate on this overdraft facility is the financial institution’s base rate plus 1.5%. For any borrowings in excess of $1.8 million (£900,000 pounds sterling) that the financial institution approves, the interest rate is the financial institution’s base rate plus 3.5%. As of June 30, 2008, the interest rate on this facility was 6.50%. There were no outstanding borrowings on this facility as of June 30, 2008; however, our availability under this credit facility was reduced due to outstanding performance bonds in the amount of $310,000 (£156,000 pounds sterling) as of June 30, 2008. This facility is scheduled to expire on April 30, 2009.
Prior to May 2008, our working capital facility for Portec Rail Products (UK) Ltd. included $1.4 million (£700,000 pounds sterling) of overdraft availability; $344,000 (£175,000 pounds sterling) for the issuance of performance bonds, and $79,000 (£40,000 pounds sterling) for the negotiation of foreign checks. This credit facility supported the working capital requirements of Portec Rail Products (UK) Ltd. Additionally, Coronet Rail had an accounts receivable factoring facility (“invoice discounting”) with a United Kingdom financial institution that permitted borrowings up to 85% of its eligible accounts receivable, to a maximum of $1.5 million (£750,000 pounds sterling) for its working capital requirements. The interest rate on this working capital facility was the financial institution’s base rate plus 1.85%. During the second quarter 2008, we terminated this facility, and as such, there were no outstanding borrowings on this facility as of June 30, 2008.
(c) Salient Systems Promissory Notes
In connection with the acquisition of Salient Systems on September 30, 2004, we executed two promissory notes. One promissory note was executed with Harold Harrison, the founder and former President and Chief Executive Officer of Salient Systems. This promissory note, in the aggregate principal amount of $1,064,000 is due to Mr. Harrison in four equal, annual installments of $266,000 beginning January 3, 2006 and ending January 3, 2009. A second promissory note was executed with Falls River Group, LLC, which acted as a financial advisor to Salient Systems. This promissory note, in the aggregate principal amount of $56,000 is due to Falls River Group, LLC in four equal, annual installments of $14,000 beginning January 3, 2006 and ending January 3, 2009. Principal payments of $266,000 and $14,000, and accrued interest of $46,000, were made to the note holders in January 2008. The unpaid principal balance of the promissory notes accrues interest at the prime rate as published in the Wall Street Journal. All accrued and unpaid interest is payable annually beginning January 3, 2006. The outstanding balance on the promissory notes accrued interest at 5.00% as of June 30, 2008. As of June 30, 2008 we had accrued interest of $8,000 related to these promissory notes.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(d) Revolving Credit Facility — Boone County Bank, Inc.
We previously had a $2.0 million line of credit with Boone County Bank, Inc. for our United States business segments. Any advances on this line were made to term notes and the line availability was reduced by that amount. In April 2008 we terminated this credit facility.
Note 5: Income Taxes
Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) became effective for us on January 1, 2007. The adoption of FIN 48 during the first quarter 2007 resulted in a transition adjustment reducing beginning retained earnings by $313,000; $195,000 in taxes and $118,000 in interest and penalties. This potential liability resulted from an analysis of services performed in certain states where tax returns had not previously been filed. Additional state tax liability of $76,000 was calculated as part of the review completed during the first quarter 2008. The additional liability was partially offset by reductions for tax positions in previous years of $50,000.
We evaluated uncertain tax provisions pursuant to the guidance found within FIN 48 for the quarter ended June 30, 2008. We are not aware of any changes to our assessment of positions taken in the U.S. Federal and Foreign jurisdictions and therefore continue to identify no potential exposure to the financial statements in these areas.
We also reviewed the state tax liability calculation during the second quarter of 2008. We determined that there have been no significant changes since the beginning of the evaluation period to the states in which we have business operations. In addition, a quantitative analysis was performed to calculate the maximum average quarterly impact that this exposure would have on our financial statements. The resulting value was immaterial to the consolidated financial statements.
We have determined that no adjustment to the FIN 48 liability previously recorded was necessary as a result of this quarterly assessment. A reconciliation of the beginning and ending amount of unrecognized tax positions is as follows:

Six Months Ended
June 30, 2008
(In Thousands)
Balance at January 1, 2008	$313
Additions based on tax positions related to the current year	76
Reductions for tax positions of prior years	(50)

Balance at June 30, 2008	$339

We continue to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. The Company was notified by the Internal Revenue Service in July 2008, and an examination began in August 2008, covering our fiscal year-end 2006 federal tax return. We are currently unable to assess whether any significant increase or decrease to the unrecognized tax position will be recorded during the next twelve months.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 6: Retirement Plans
The components of our net periodic pension (benefit) cost of our United States defined benefit pension plan are as follows for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(In Thousands)
Interest cost	$138	$134	$276	$268
Expected return on plan assets	(165)	(157)	(330)	(314)
Amortization of unrecognized loss	17	32	35	64

Pension (benefit) cost	$(10)	$9	$(19)	$18

In April 2008, we made a contribution of $287,000 to this pension plan. We anticipate making an additional contribution of $328,000 to this pension plan during 2008. Of the $615,000 total expected contribution, $123,000 is related to the 2008 plan year and $492,000 is related to the 2007 plan year. No contributions were made to this pension plan during the calendar year 2007.
The components of net periodic pension cost (benefit) of our United Kingdom defined benefit pension plans (the Portec Rail Plan and Conveyors Plan) are as follows for the three and six months ended June 30, 2008 and 2007:

	Portec Rail Plan
	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(In Thousands)
Service cost	$10	$—	$21	$—
Interest cost	84	80	168	159
Expected return on plan assets	(98)	(88)	(196)	(174)
Amortization of transition amount	(15)	(15)	(30)	(30)
Amortization of unrecognized loss	21	33	42	66

Pension cost	$2	$10	$5	$21

	Conveyors Plan
	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(In Thousands)
Service cost	$1	$—	$2	$—
Interest cost	19	18	38	36
Expected return on plan assets	(20)	(18)	(40)	(36)
Amortization of transition amount	(3)	(3)	(6)	(6)
Amortization of unrecognized loss	—	1	—	2

Pension (benefit)	$(3)	$(2)	$(6)	$(4)

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. We contributed $146,000 (£74,000) and $38,000 (£19,000) to the Portec Rail Plan and the Conveyors Plan, respectively, for the six months ended June 30, 2008. We did not make any contributions to either plan during the three months ended June 30, 2008. We expect to contribute an additional $43,000 (£22,000) and $4,000 (£2,000) to the Portec Rail Plan and Conveyors Plan, respectively, during 2008 to cover plan related expenses. We contributed $6,000 (£3,000 pounds sterling) and $12,000 (£6,000 pounds sterling) to the Portec Rail Plan for the three and six months ended June 30, 2007, respectively. We did not make any contributions to the Conveyors Plan during the three and six months ended June 30, 2007.
Note 7: Comprehensive Income
Comprehensive income for the three and six months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(In Thousands)
Net income	$2,403	$1,887	$3,747	$3,092
Minimum pension liability adjustment, net of tax	(4)	(45)	—	(54)
Foreign currency translation adjustments, net of tax	103	1,095	(389)	1,207

Comprehensive income	$2,502	$2,937	$3,358	$4,245

Note 8: Earnings Per Share
Basic earnings per share (EPS) is computed as net income available to common shareholders divided by the weighted average common shares outstanding. Diluted earnings per share considers the potential dilution that occurs related to the issuance of common stock under stock option plans. We calculated the dilutive effect of our stock options in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). For the second quarter of 2008, stock options related to the 2007 stock option grant have a dilutive effect on earnings per share as the incremental shares associated with this grant increase our average shares outstanding by 437 shares. The incremental shares associated with the 2008 stock option grant would reduce our second quarter 2008 average shares outstanding by 4,766 shares, and as such, these anti-dilutive shares are not included in the calculation of diluted earnings per share. For the six months ended June 30, 2008, we determined that our stock options have an anti-dilutive effect on earnings per share, as the incremental shares related to the 2008 and 2007 stock option grants (see Note 12, Stock Options, Page 17) would reduce our average shares outstanding by 8,619 shares and 3,556 shares, respectively. The incremental shares related to the 2007 stock option grant would reduce our average shares outstanding by 4,843 shares and 9,660 shares, respectively, for the three and six months ended June 30, 2007. As such, the anti-dilutive shares are not included in the calculation of diluted earnings per share.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 9: Commitments and Contingencies
Contractual Obligations
The following is a summary of our contractual obligations as of June 30, 2008, due on a calendar year basis:

		Less			More
		than 1	1 – 3	3 – 5	than 5
Contractual Obligations	Total	year	years	years	years
	(In Thousands)
Term loans	$11,122	$1,836	$7,711	$1,575	$—
Purchase obligations	8,701	6,307	2,394	—	—
Working capital facilities	6,100	6,100	—	—	—
Operating leases	5,660	716	2,427	1,164	1,353
Future interest payments (1)	822	252	546	24	—
Pension plan contributions (2)	664	375	289	—	—

Total contractual obligations (3)	$33,069	$15,586	$13,367	$2,763	$1,353

(1)	Represents future interest payments on long-term debt obligations as of June 30, 2008. Assumes that the interest rates on our debt obligations at June 30, 2008 (See Note 4, Long-Term Debt, Page 7) will continue for the life of the agreements.

(2)	Pension plan contributions that may be required more than one year from June 30, 2008 will be dependent upon the performance of plan assets.

(3)	During the first quarter 2007, we recognized a liability of $313,000 for uncertain tax positions in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48). During the first quarter 2008, we recognized $26,000 of additional liability. See Note 5, Income Taxes, Page 10. The total amount of $339,000 is included within other long-term liabilities on the June 30, 2008 consolidated balance sheet. However, because of the high degree of uncertainty regarding the timing of future cash outflows associated with this FIN 48 liability, we cannot reasonably estimate the periods of related future payments, and as such, we have excluded the FIN 48 liability from the contractual obligations table.
Contingencies
During the second quarter 2007, we became aware of a problem with RMP’s Bonded to Rail (BTR) joint bars in which the epoxy that is used as the primary method of adhesion to the rail appeared to fail in certain instances. The BTR is a finished good which includes two sections of rail, two joint bars and necessary hardware, and is sold as a final assembled product. We notified our BTR customers of this problem as soon as we became aware of it. We investigated the cause of the epoxy failure, identified the potential time period during which these BTRs were assembled, performed field inspections of BTRs that may have been affected, and corrected known or possible deficiencies. We feel reasonably certain that we have identified the causes of the problem and that we have corrected these deficiencies.
The BTR products manufactured by RMP are covered by a standard one-year replacement warranty. Accordingly, we have accounted for any contingent costs associated with the remediation of the BTRs under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, specifically Accrual for Loss Contingencies and Obligations Related to Product Warranties and Product Defects (SFAS 5). Warranty expense of $760,000 was recognized during the three months ended June 30, 2007. For the year ended December 31, 2007, we recognized warranty expense of $1.3 million related to defective BTRs. Warranty expense is included in cost of goods sold for the RMP business segment. No additional warranty expense was recognized during the three or six months ended June 30, 2008. The balance in the BTR warranty reserve at June 30, 2008 is $245,000, which management expects to be adequate to cover potential future costs associated with defective BTRs. Although we believe that $245,000 is a reasonable estimate of our potential exposure for

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
warranty claims on BTRs as of June 30, 2008, changes in the components of our estimate due to new information and future events could cause this estimate to vary significantly. There can be no assurance at this point that future costs pertaining to this issue will not have a material impact on our financial condition or results of operations.
Litigation
We are involved from time to time in lawsuits that arise in the normal course of business. We actively and vigorously defend all lawsuits. We have been named with numerous other defendants in an environmental lawsuit. The plaintiff seeks to recover costs which it has incurred, and may continue to incur, to investigate and remediate its former property as required by the New York State Department of Environmental Conservation (NYSDEC). We have not been named as a liable party by the NYSDEC and believe we have no liability to the plaintiff in the case. We filed a motion for summary judgment seeking a ruling to have us dismissed from the case. In November 2003, the motion for summary judgment was granted and we were dismissed from the case by the United States District Court for the Northern District of New York. In March 2004, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit, appealing, in part, the District Court’s decision to dismiss all claims against us. In April 2005, the plaintiff’s appeal was dismissed by the Second Circuit Court without prejudice, and the matter was remanded to the United States District Court for the Northern District of New York for consideration in light of a recent United States Supreme Court decision. As a result, in June 2006, the District Court dismissed all claims brought by the plaintiff pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA or Superfund). On July 24, 2006, the plaintiff filed a notice of appeal to the Second Circuit. In January 2008, the plaintiff’s appeal was dismissed again by the Second Circuit Court without prejudice, and the matter was remanded to the District Court for consideration in light of a more recent United States Supreme Court decision. On July 16, 2008, the District Court decided that the United States Supreme Court decision did not necessitate any change in the District Court’s prior determinations in this case and held that all of its prior rulings stand. On August 4, 2008, the plaintiff filed a notice of appeal to the Second Circuit Court. Ongoing litigation may be protracted, and we may incur additional ongoing legal expenses, which are not estimable at this time.
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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
		(In Thousands)
External Sales
RMP	$12,534	$14,082	$22,577	$25,196
SSD	3,577	2,067	5,942	4,215
Canada	7,540	6,340	13,955	13,686
United Kingdom	6,543	6,601	12,563	13,477

Total	$30,194	$29,090	$55,037	$56,574

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(In Thousands)
Intersegment Sales
RMP	$865	$627	$1,397	$1,118
SSD	—	—	—	(3)
Canada	2,024	1,995	3,483	3,786
United Kingdom	—	146	—	146

Total	$2,889	$2,768	$4,880	$5,047

Total Sales
RMP	$13,399	$14,709	$23,974	$26,314
SSD	3,577	2,067	5,942	4,212
Canada	9,564	8,335	17,438	17,472
United Kingdom	6,543	6,747	12,563	13,623

Total	$33,083	$31,858	$59,917	$61,621

Operating Income (Loss)
RMP	$1,863	$1,962	$3,106	$2,986
SSD	853	344	1,371	638
Canada	1,183	953	1,679	2,121
United Kingdom	615	707	1,187	1,353
Corporate Shared Services	(879)	(815)	(1,705)	(1,870)

Total	3,635	3,151	5,638	5,228

Interest Expense	210	307	436	624
Other (Income) Expense, net	(43)	168	(121)	98

Income Before Income Taxes	$3,468	$2,676	$5,323	$4,506

Depreciation
RMP	$134	$203	$254	$404
SSD	50	40	99	67
Canada	201	192	398	367
United Kingdom	83	102	90	228
Corporate Shared Services	17	27	34	53

Total	$485	$564	$875	$1,119

Amortization
RMP	$4	$1	$6	$2
SSD	54	54	108	107
Canada	177	186	357	360
United Kingdom	62	62	124	140
Corporate Shared Services	—	—	—	—

Total	$297	$303	$595	$609

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(In Thousands)
Capital Expenditures
RMP	$963	$228	$1,734	$293
SSD	38	131	46	465
Canada	34	66	93	134
United Kingdom	95	24	153	135
Corporate Shared Services	12	34	20	48

Total	$1,142	$483	$2,046	$1,075

	June 30	December 31
	2008	2007
	(In Thousands)	(In Thousands)
Total Assets
RMP	$41,009	$40,360
SSD	8,888	7,862
Canada	36,681	36,014
United Kingdom	20,652	19,775
Corporate Shared Services	189	215

Total	$107,419	$104,226

Note 11: Recent Accounting Pronouncements
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
Note 12: Stock Options
On January 30, 2008 and January 16, 2007, the Company granted 72,750 and 79,250 stock options, respectively, to certain employees with an exercise price of $9.68 and $9.65 per stock option, respectively, which is equal to the closing stock price on the date of grants. In 2007, 2,000 stock options from the 2007 stock option grant were forfeited; these were re-granted on January 30, 2008. The stock options will vest ratably over a 5-year period and will expire on January 30, 2018 and January 16, 2017, respectively. These options were granted under the Portec Rail Products, Inc. 2006 Stock Option Plan (the Option Plan), which authorizes the issuance of up to 150,000 shares of common stock of Portec Rail Products, Inc. pursuant to grants of incentive and non-statutory stock options and will remain in effect for a period of ten years. We adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payments (SFAS 123(R)), effective January 1, 2006; however, we did not incur any compensation expense during 2006.
For the three and six months ended June 30, 2008, we recognized compensation expense of approximately $25,000 and $47,000, respectively, related to the 2008 and 2007 stock option grants. For the three and six months ended June 30, 2007, we recognized compensation expense of approximately $14,000 and $25,000, respectively, related to the 2007 stock option grant. We expect to recognize additional compensation expense of approximately $222,000 and $191,000 over the remaining vesting periods of the 2008 and 2007 stock option grants, respectively. During the second quarter 2008, 250 stock options were exercised. During the first quarter 2008, 750 and 1,000 stock options from the 2008 and 2007 grants, respectively, were forfeited. The 1,750 stock options which were forfeited in 2008 were granted in July 2008 (See Note 13, Subsequent Event, Page 17).
To calculate our fair value price per stock option, we utilized a Black-Scholes Model. The following inputs were used in our Black-Scholes Model calculation:

		Stock Price	Exercise	Annual			Expected
	Fair Value	on Grant	Price per	Dividend	Risk-free	Expected	Term (in
Grant Date	Price	Date	Stock Option	Yield	Rate	Volatility	years)
1/30/08	$3.67	$9.68	$9.68	2.48%	4.00%	38.87%	7.5
1/16/07	$3.61	$9.65	$9.65	2.50%	4.73%	39.40%	6.5
Note 13: Subsequent Event
On July 2, 2008, the Company granted 1,750 stock options to certain non-executive employees with an exercise price of $12.01 per stock option, which is equal to the closing stock price on the date of grant. The stock options will vest ratably over a 5-year period and will expire on July 2, 2018. This stock option award represents the re-grant of the 1,750 stock options which were forfeited in 2008. These options were granted under the Portec Rail Products, Inc. 2006 Stock Option Plan (the Option Plan), which authorizes the issuance of up to 150,000 shares of common stock of Portec Rail Products, Inc. pursuant to grants of incentive and non-statutory stock options and will remain in effect for a period of ten years. We will begin recognizing compensation expense in accordance with SFAS 123(R) on this stock option award in July 2008.

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

Overview
          In the United States, Canada and the United Kingdom, we are a manufacturer, supplier and distributor of a broad range of rail products, including rail joints, rail anchors, rail spikes, railway friction management products and systems, railway wayside data collection and data management systems and load securement products. End users of our rail products include Class I railroads, regional railroads, short-line railroads and transit systems. Our North American business segments along with the rail division of our United Kingdom business segment serve these end users. In addition, our United Kingdom business segment also manufactures and supplies material handling products primarily to end users within the United Kingdom. These products include overhead and floor conveyor systems, racking systems and mezzanine flooring systems. The end users of our material handling products are primarily in the manufacturing, distribution, garment and food industries.
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
          During 2007, the exchange rate of the U.S. dollar deteriorated significantly compared to foreign currencies of the countries in which we have operating locations. The increase in value of the Canadian dollar compared to the U.S. dollar could result in an economic disadvantage for our Canadian operating locations, as lower cost products from the United States may become more economically viable alternatives to the products we offer. During the first half of 2008, foreign exchange rates between the U.S. dollar and Canadian dollar remained at relatively the same levels as they were during the fourth quarter 2007, which are historically high, with a ratio of approximately 1:1. If the value of the U.S. dollar continues to deteriorate, or remain at the current levels for an extended period of time, this could result in negative business consequences for our Canadian operations. Alternatively, products that we produce in the United States may be more competitive in foreign markets that we serve. We do not have any control over exchange rates, as these are largely driven by worldwide economic factors.
Results of Operations
Three Months Ended June 30, 2008 compared to Three Months Ended June 30, 2007
          Net Sales. Net sales increased to $30.2 million for the three months ended June 30, 2008 an increase of $1.1 million or 3.8%, from $29.1 million during the comparable period in 2007. Net sales increases of $1.5 million and $1.2 million at SSD and our Canadian operations, respectively, were partially offset by a net sales decrease of $1.5 million at RMP. The increase in net sales of $1.5 million at SSD primarily reflects higher sales of automotive products. Of the $1.2 million increase in net sales at our Canadian operations, $602,000 is primarily due to higher sales of friction management products at our Montreal location and $598,000 is due to foreign currency translation that positively impacted net sales. The $1.5 million decrease in net sales at RMP is due to lower sales of track components and friction management products, along with a $658,000 volume decrease in sales of our Salient Systems’ products.
          Gross Profit. Gross profit increased to $9.9 million for the three months ended June 30, 2008, an increase of $815,000 or 9.0%, from $9.1 million for the comparable period in 2007. The increase in gross profit is attributable to higher gross profit of $608,000 at SSD and $412,000 at our Canadian operations, partially offset by lower gross profit of $113,000 at RMP. Increased gross profit of $608,000 at SSD is primarily due to higher gross profit from automotive products, primarily due to sales of our WinChockTM product. Gross profit at our Canadian operations increased $412,000 in the current period, primarily due to $219,000 of foreign currency translation that positively impacted gross profit, and $193,000 due to a favorable product mix and higher sales volume of Montreal friction management products, partially offset by lower gross profit from lower sales of Kelsan friction management products. Gross profit at RMP declined $113,000, primarily due to lower gross profit from lower sales volume of Salient Systems’ products in the current period.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $6.0 million for the three months ended June 30, 2008, an increase of $337,000 or 6.0%, from $5.6 million for the comparable period in 2007. The increase is primarily due to increased expenses of $192,000 at our Canadian operations and $98,000 at SSD. The $192,000 increase in selling, general and administrative expenses at our Canadian operations is a combination of a foreign currency translation of $112,000 that negatively affected expenses, increased incentive plan expense and higher consulting fees at our Montreal location. The increase in selling, general and administrative expenses of $98,000 at SSD is primarily due to higher salaries and benefits, primarily related to incentive expense due to higher profitability in the current period.
          Interest Expense. Interest expense decreased to $210,000 for the three months ended June 30, 2008, a decrease of $97,000 or 31.6%, from $307,000 for the comparable period in 2007. This lower interest expense is a reflection of lower overall interest rates along with lower debt balances. Total debt obligations decreased to $17.2 million at June 30, 2008, from $19.4 million at June 30, 2007. The decrease is due to lower long-term debt of $3.6 million, partially offset by an increase in short-term borrowings of $1.4 million.
          Other Income. Other income increased to $43,000 for the three months ended June 30, 2008, an increase of $211,000 or 125.6%, from other expense of $168,000 for the comparable period in 2007. Other income in the current period primarily includes cash discounts received and foreign currency transaction gains. Other expense in the prior period includes foreign currency transaction losses of $187,000, and a $50,000 impairment loss on the Troy, New York property to reflect its fair market value. These expenses were partially offset by interest income, rental income, cash discounts received and gains on sales of property, plant and equipment.
          Provision for Income Taxes. Provision for income taxes increased to $1.1 million for the three months ended June 30, 2008, from $789,000 for the comparable period in 2007, reflecting an increase in income before taxes from $2.7 million for the three months ended June 30, 2007 to $3.5 million for the three months ended June 30, 2008. The effective tax rates on taxable income were 30.7% and 29.5% for the three months ended June 30, 2008 and 2007, respectively. Our consolidated effective tax rate is impacted by our divisions’ pro-rata share of consolidated income before taxes and related tax expense or benefit. Additionally, our consolidated effective tax rate reflects the benefit of Canadian research and development tax credits, which reduced income tax expense by $192,000 and $125,000, or 5.5% and 4.7% for the three months ended June 30, 2008 and 2007, respectively. As reported in our 2007 annual financial filing on Form 10-K, the U.S. Internal Revenue Service (IRS) enacted new regulations, which became effective in 2008, that eliminate advantageous tax benefits that we previously received as a result of our Canadian business segment’s favorable tax structure. As a result, the tax benefits lost during the three months ended June 30, 2008 were approximately $31,000 or 0.9%. We are not certain if these tax benefits, or future tax benefits, will be permanently lost.
          Net Income. Net income increased to $2.4 million for the three months ended June 30, 2008, an increase of $516,000 or 27.3%, from $1.9 million for the comparable period in 2007. Our basic and diluted net income increased to $0.25 per share for the three months ended June 30, 2008, from $0.20 per share for the comparable period in 2007, on average basic and diluted shares outstanding of 9.6 million for each of the three months ended June 30, 2008 and 2007.
Six Months Ended June 30, 2008 compared to Six Months Ended June 30, 2007
          Net Sales. Net sales decreased to $55.0 million for the six months ended June 30, 2008, a decrease of $1.6 million or 2.7%, from $56.6 million for the comparable period in 2007. Lower sales of $2.6 million and $914,000 at RMP and at our United Kingdom operations, respectively, were partially offset by net sales increases of $1.7 million at SSD and $269,000 at our Canadian operations, respectively. The decrease in net sales of $2.6 million at RMP is primarily due to lower sales volume of both track components and friction management products and services, partially offset by an increase in sales volume of other products and services and Salient Systems’ products. Net sales declined $914,000 at our United Kingdom operations primarily due to lower sales of our material handling products, partially offset by higher sales of friction management products. The $1.7 million increase in net sales at SSD primarily reflects higher sales of automotive products. The increase in net sales of $269,000 at our Canadian operations is a combination of a $1.5 million foreign currency translation that positively impacted net sales and higher sales of friction management products at our Montreal location, partially offset by lower sales of rail anchors, spikes and Kelsan friction management products of $1.2 million.
          Gross Profit. Gross profit increased to $17.6 million for the six months ended June 30, 2008, an increase of $479,000 or 2.8%, from $17.1 million for the comparable period in 2007. The increase in gross profit is attributable to higher gross profit of $912,000 at SSD and $111,000 at RMP, partially offset by lower gross profit of $287,000 at our Canadian operations and $258,000 at our United Kingdom operations. Higher gross profit of $912,000 at SSD is primarily due to higher gross profit from automotive products, primarily due to sales of our WinChockTM product. Gross profit at RMP increased $111,000 primarily due to higher gross profit on higher sales volume of Salient Systems’ products. The decrease in gross profit of $287,000 at our Canadian operations is a combination of lower gross profit of $767,000 primarily due to lower sales of rail anchors, spikes and Kelsan friction management products, partially offset by a foreign currency translation of $480,000 that positively impacted gross profit. Gross profit at our United Kingdom operations decreased $258,000 primarily due to lower gross profit from lower sales of material handling products, partially offset by increased gross profit from higher sales of friction management products.
          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $11.4 million for the six months ended June 30, 2008, an increase of $83,000 or 0.7%, from $11.3 million for the comparable period in 2007. This increase is primarily due to increased expenses of $177,000 at SSD and $160,000 at our Canadian operations, partially offset by lower expenses of $167,000 in corporate shared services and slight decreases at our other business segments. The increase in selling, general and administrative expenses of $177,000 at SSD is primarily due to higher salaries and benefits, primarily incentive expense, higher travel costs and research and development expenses. Selling, general, and administrative expenses at our Canadian operations increased $160,000 primarily due to a foreign currency translation of $266,000 that negatively impacted expenses. In local currency (Canadian dollars), selling, general and administrative expenses were lower, primarily due to lower professional fees, incentive expense and sales commission expenses at our Kelsan operation. The decrease of $167,000 in corporate shared services is primarily due to lower professional fees related to Sarbanes-Oxley compliance efforts, partially offset by higher consulting expenses, research and development costs, and stock compensation expense related to the 2008 stock option grant.
          Interest Expense. Interest expense decreased to $436,000 for the six months ended June 30, 2008, a decrease of $188,000 or 30.1%, from $624,000 for the comparable period in 2007. This lower interest expense is a reflection of lower overall interest rates along with lower debt balances. Total debt obligations decreased to $17.2 million at June 30, 2008, from $19.4 million at June 30, 2007. The decrease is due to lower long-term debt of $3.6 million, partially offset by an increase in short-term borrowings of $1.4 million.
          Other Income. Other income increased to $121,000 for the six months ended June 30, 2008, an increase of $219,000 or 223.5%, from other expense of $98,000 for the comparable period in 2007. Other income in the current period includes foreign currency transaction gains of $65,000, and cash discounts received of $45,000. Other expense in the prior period included foreign currency transaction losses of $143,000 and a $50,000 impairment loss on the Troy, New York property to reflect its fair market value. These expenses were partially offset by interest income, rental income, and cash discounts received.
          Provision for Income Taxes. Provision for income taxes increased to $1.6 million for the six months ended June 30, 2008 from $1.4 million for the comparable period in 2007, reflecting an increase in income before taxes from $4.5 million for the six months ended June 30, 2007 to $5.3 million for the six months ended June 30, 2008. The effective tax rates on reported taxable income were 29.6% and 31.4% for the six months ended June 30, 2008 and 2007, respectively. Our consolidated effective tax rate is impacted by our divisions’ pro-rata share of consolidated income before taxes and related tax expense or benefit. Additionally, our consolidated effective tax rate reflects the benefit of Canadian research and development tax credits, which reduced income tax expense by $232,000 and $162,000, or 4.3% and 3.6% for the six months ended June 30, 2008 and 2007, respectively. As reported in our 2007 annual financial filing on Form 10-K, the IRS enacted new regulations, which became effective in 2008, that eliminate advantageous tax benefits that we previously received as a result of our Canadian business segment’s favorable tax structure. As a result, the tax benefits lost during the six months ended June 30, 2008 were approximately $71,000 or 1.3%. We are not certain if these tax benefits, or future tax benefits, will be permanently lost. During the six months ended June 30, 2007, income tax expense was higher by approximately $128,000 due to the income tax on the gain recorded in the United Kingdom on the sale in March 2007 of the Wrexham, Wales, United Kingdom facility, which impacted our consolidated effective tax rate by 2.8%. In conjunction with this transaction, the gain reported in the United Kingdom was effectively eliminated in the U.S. by the write-off of the remaining step-up basis, which originated in connection with the purchase of the Company in 1997.
          Net Income. Net income increased to $3.7 million for the six months ended June 30, 2008, an increase of $655,000 or 21.2%, from $3.1 million for the comparable period in 2007. Our basic and diluted net income per share increased to $0.39 for the six months ended June 30, 2008, from $0.32 per share for the comparable period in 2007, on average basic and diluted shares outstanding of 9.6 million for both periods.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
		(In Thousands)
External sales	$12,534	$14,082	$22,577	$25,196
Intersegment sales	865	627	1,397	1,118
Operating income	1,863	1,962	3,106	2,986

Sales by product line(1)
Track component products	$7,085	$7,702	$12,678	$15,058
Friction management products and services	4,328	4,580	6,991	7,931
Wayside data collection and data management systems	1,324	1,958	2,725	2,535
Other products and services	662	469	1,580	790

Total product and service sales	$13,399	$14,709	$23,974	$26,314

(1)	Includes intersegment sales.
          For the three months ended June 30, 2008, external sales for RMP decreased by $1.5 million or 11.0%, to $12.5 million from $14.1 million during the comparable period in 2007. The decrease in external sales is due to lower sales of friction management and track component products, along with a $658,000 decrease in sales volume of Salient Systems’ products. Operating income for the three months ended June 30, 2008 decreased to $1.9 million from $2.0 million for the comparable period in 2007, a decrease of $99,000 or 5.0%, primarily due to lower gross profit from lower sales volume of Salient Systems’ products.
          For the six months ended June 30, 2008, external sales for RMP decreased by $2.6 million or 10.4%, to $22.6 million from $25.2 million during the comparable period in 2007. The decrease in external sales is primarily due to lower sales volume of both track components and friction management products, partially offset by an increase in sales volume of other products and services and Salient Systems’ products. Operating income for the six months ended June 30, 2008 increased to $3.1 million from $3.0 million for the comparable period in 2007, an increase of $120,000 or 4.0%, primarily due to increased gross profit from higher sales volume of Salient Systems’ products.

          Shipping Systems Division — “SSD”. SSD engineers and sells load securement systems and related products to the railroad freight car market. These systems are used to secure a wide variety of products and lading onto freight cars. SSD is also a major supplier of new and reconditioned tie-down systems for the shipment of new automobiles and vans by the rail industry. The majority of assembly work for SSD is performed at RMP’s manufacturing facility located in Huntington, West Virginia.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
		(In Thousands)
External sales	$3,577	$2,067	$5,942	$4,215
Intersegment sales	—	—	—	(3)
Operating income	853	344	1,371	638

Sales by product line(1)
Automotive products	$2,611	$1,186	$3,799	$2,115
Chain securement systems	730	516	1,555	1,256
Strap securement systems	66	199	148	445
Other load securement systems	170	166	440	396

Total product and service sales	$3,577	$2,067	$5,942	$4,212

(1)	Includes intersegment sales.
          For the three months ended June 30, 2008, external sales for SSD increased by $1.5 million or 73.1%, to $3.6 million from $2.1 million during the comparable period in 2007. The increase in external sales reflects higher sales of automotive products, primarily sales of our WinChockTM Uni-Level Vehicle Securement System. Operating income for the three months ended June 30, 2008 increased to $853,000 from $344,000 during the comparable period in 2007, an increase of $509,000, primarily due to increased gross profit on increased sales volume, in particular our WinChockTM product.
          For the six months ended June 30, 2008, external sales for SSD increased by $1.7 million or 41.0%, to $5.9 million from $4.2 million during the comparable period in 2007. The increase in external sales reflects higher sales of automotive products, primarily sales of our WinChockTM product. Operating income for the six months ended June 30, 2008 increased to $1.4 million from $638,000 during the comparable period in 2007, an increase of $733,000 or 114.9%. This increase is primarily due to higher gross profit on higher sales volume, in particular our WinChockTM product, partially offset by higher salary and benefit costs, primarily incentive expense, higher business travel costs, and increased research and development expenses.
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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(In Thousands, Except Translation Rate )
External sales	$7,540	$6,340	$13,955	$13,686
Intersegment sales	2,024	1,995	3,483	3,786
Operating income	1,183	953	1,679	2,121
Average translation rate of Canadian dollar to United States dollar	0.9885	0.9101	0.9957	0.8909

Sales by product line(1)
Rail anchors and spikes	$4,553	$4,074	$9,398	$9,580
Friction management products and services	4,667	3,744	7,283	7,163
Other products and services	344	517	757	729

Total product and service sales	$9,564	$8,335	$17,438	$17,472

(1)	Includes intersegment sales.
          For the three months ended June 30, 2008, external sales increased by $1.2 million or 18.9%, to $7.5 million from $6.3 million during the comparable period in 2007. This increase in sales reflects $602,000 of higher sales of friction management products at our Montreal location and $598,000 of foreign currency translation that positively impacted external sales. Operating income for the three months ended June 30, 2008 increased to $1.2 million from $953,000 during the comparable period in 2007, an increase of $230,000 or 24.1%. The increase is primarily due to $193,000 of higher gross profit due to higher sales volume and a favorable product mix of Montreal friction management products, partially offset by lower gross profit from Kelsan friction management products, primarily due to lower sales volume.
          For the six months ended June 30, 2008, external sales for Canada increased by $269,000 or 2.0%, to $14.0 million from $13.7 million during the comparable period in 2007. This increase reflects a $1.5 million foreign currency translation that positively impacted external sales, along with higher sales of Montreal friction management products. These increases were partially offset by a $1.2 million decrease in sales of rail anchors and spikes and lower sales of Kelsan friction management products. Operating income for the six months ended June 30, 2008 decreased to $1.7 million from $2.1 million during the comparable period in 2007 a decrease of $442,000 or 20.8%. This decrease is a combination of a $620,000 decrease in operating income due primarily to lower gross profit from lower sales volume of rail anchors, spikes, and Kelsan friction management products, partially offset by a foreign currency translation of $178,000 that positively impacted operating income.
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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(In Thousands, Except Translation Rate)
External sales	$6,543	$6,601	$12,563	$13,477
Intersegment sales	—	146	—	146
Operating income	615	707	1,187	1,353
Average translation rate of British pound sterling to United States dollar	1.9865	1.9890	1.9877	1.9808

Sales by product line(1)
Friction management products and services	$2,621	$2,188	$5,261	$4,285
Material handling products	2,344	3,069	4,344	6,314
Track component products	1,578	1,490	2,958	3,024

Total product and service sales	$6,543	$6,747	$12,563	$13,623

(1)	Includes intersegment sales.
          For the three months ended June 30, 2008, external sales at our United Kingdom operations decreased by $58,000 or 0.9%, to $6.5 million from $6.6 million during the comparable period in 2007. This decrease is primarily due to lower sales of material handling products, partially offset by higher sales of friction management and track component products. Operating income for the three months ended June 30, 2008 decreased to $615,000 from $707,000 during the comparable period in 2007, a decrease of $92,000 or 13.0%, which is primarily due to lower gross profit of $91,000 from lower sales of material handling products.
          For the six months ended June 30, 2008, external sales at our United Kingdom operations decreased $914,000 or 6.8%, to $12.6 million from $13.5 million during the comparable period in 2007. This decrease is primarily due to lower sales of our material handling products, partially offset by higher sales of friction management products. Operating income for the six months ended June 30, 2008 decreased to $1.2 million from $1.4 million during the comparable period in 2007, a decrease of $166,000 or 12.3%. The decrease in operating income is primarily due to lower gross profit on lower sales of material handling products, partially offset by higher gross profit from higher sales of friction management products.
Liquidity and Capital Resources
          Our cash flow from operations is the primary source of financing for internal growth, capital expenditures, repayment of long-term obligations, dividends to our shareholders, and other commercial commitments. The most significant risk associated with our ability to generate sufficient cash flow from operations is the overall level of demand for our products. Our total cash balance was $3.7 million at June 30, 2008. In addition to cash generated from operations, we have revolving and overdraft credit facilities in place to support the working capital needs of each of our business segments. We believe that our cash flow from operations and the ability to borrow additional cash under our working capital facilities along with our existing cash balances will be sufficient to meet our cash flow requirements and growth objectives over the next twelve months.
          Cash Flow Analysis. During the six months ended June 30, 2008 we generated $1.8 million in cash from operating activities compared to generating $934,000 in cash from operating activities during the same period in 2007. Cash generated from operations is due to net income of $3.7 million in the current period, compared to $3.1 million during the same period of 2007, an increase of $655,000. Additionally, we incurred depreciation and amortization expense of $1.5 million compared to $1.7 million in 2007, a decrease of $258,000, primarily because several assets related to the December 1997 purchase of the Company were fully-depreciated as of December 31, 2007. As a result, we expect depreciation expense for 2008 to be approximately $340,000 lower than 2007, which will primarily affect the RMP segment. This decrease will be partially offset by depreciation expense on assets which will be placed in service during 2008. Cash provided by operations during the six months ended June 30, 2008 includes an increase of $2.6 million in accounts payable balances, primarily due to the timing of payments to vendors. Cash used by operations during the six months ended June 30, 2008 includes a $1.9 million increase in inventory balances resulting from steel purchases at RMP and higher demand for friction management products at our United Kingdom location, a $1.9 million increase in accounts receivable, primarily due to an increase in unbilled receivables at Salient Systems, and a $1.5 million decrease in accrued expenses, primarily due to company-wide incentive plan payments during the first quarter of 2008, lower customer deposits at Salient Systems, and payments of deferred consideration related to the Coronet Rail acquisition. Cash used by operations for the six months ended June 30, 2008 also reflects defined benefit pension plan contributions of $472,000.
          Net cash used in investing activities was $2.1 million for the six months ended June 30, 2008, compared to cash provided by investing activities of $1.3 million during the same period in 2007. Cash used in investing activities is primarily due to capital expenditures of $2.0 million. We obtained Board of Director approval in 2007 for approximately $1.0 million of capital improvements, specifically related to our track component products, to be made to our Huntington, West Virginia manufacturing facility. These capital improvements are now anticipated to cost approximately $1.9 million as a result of design changes, additional equipment, and higher than anticipated equipment costs. Our Board of Directors approved the increased capital expenditures related to these projects in June 2008. We anticipate that these projects will be finalized during the fourth quarter of 2008. As of June 30, 2008, we have spent approximately $1.7 million on these projects. Our capital expenditures upgrade our machinery and equipment, improve our facilities, support new strategic initiatives or develop new products. We believe that the overall level of capital spending for our business segments is sufficient to remain competitive.
          Net cash used in financing activities was $128,000 for the six months ended June 30, 2008, compared to $2.0 million of cash used in financing activities during the comparable period in 2007. Cash used for financing activities in 2008 includes repayments of long-term debt obligations of $2.1 million and cash dividends of $1.2 million on common stock paid to shareholders. Cash provided by financing activities in 2008 includes $3.2 million of net borrowings on working capital facilities.
Financial Condition
          At June 30, 2008, total assets were $107.4 million, an increase of $3.2 million or 3.1%, from $104.2 million at December 31, 2007. The increase at June 30, 2008 is primarily due to higher inventory of $1.7 million from steel purchases at RMP and to support increased demand for friction management products at our United Kingdom location. In addition, accounts receivable increased $1.5 million, primarily due to an increase in unbilled receivables at our Salient Systems location.
          Total outstanding debt obligations were $17.2 million at June 30, 2008, an increase of $894,000 or 5.5% from $16.3 million at December 31, 2007. The increase primarily reflects short-term borrowings which increased by $3.2 million during the current period. During the six months ended June 30, 2008, we repaid $2.3 million of long-term debt obligations.
          The products that we manufacture and sell, such as our rail joints, rail anchors and rail spikes, require steel as a major element in the production process. Worldwide demand for steel began to significantly increase in 2004, which resulted in market price increases for steel, along with surcharges being added to our raw material costs. Over the next few years we began to see a transition from surcharges on some purchases to higher base prices for steel used in our track component products. During the first half of 2008, as steel prices have continued to increase to historic levels, we saw a combination of higher base prices and steel surcharges. We have also seen much tighter availability in some markets due to the increased demand, which has resulted in some changes to our purchasing patterns. We have been able to successfully pass on some higher material costs and most of the steel surcharges to our customers, but these higher material costs have had an impact on our financial results. If a prolonged increase in steel prices should continue and we are unable to pass on these added costs to our customers, our future earnings could be negatively impacted.
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

          Our amortizable intangible assets are evaluated for impairment in accordance with SFAS No. 144 Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires amortizable intangible assets to be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. Furthermore, SFAS No. 144 presents six factors that should be considered in conjunction with a company’s intangible assets as the presence of any one of these factors might indicate that the asset is impaired. Since the adoption of SFAS No. 144, we have not recognized any impairment of intangible assets.
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
          As a result of the Vulcan asset acquisition, we assigned fair values of $2.2 million to customer relationships, $890,000 to a unique customer relationship, $342,000 to vehicle restraint assembly technology (G-Van patent), $47,000 to a supply agreement and $5,000 to non-compete agreements. We also determined that there was $830,000 of goodwill to be recorded as part of this transaction. The goodwill balance increased to $1.1 million at June 30, 2008, primarily due to an accrued earn-out based upon sales volume, which is recorded as an increase of the total purchase price. During the three and six months ended June 30, 2008, total earn-out payments of $0 and $98,000, respectively, were paid to the former owners of Vulcan. During the three and six months ended June 30, 2007, total earn out payments of $42,000 and $42,000, respectively, were paid to the former owners of Vulcan. In addition, we have estimated that the customer relationships, a unique customer relationship, vehicle restraint assembly technology, supply agreement, and non-compete agreements have definite lives of 19 years, 17 years, 11 years, 3 years and 7 years, respectively, due to our estimates that the projected economic earnings associated with these intangible assets will begin to lapse after these time frames. We will monitor these assets to determine if certain events occur that could cause the lives assigned to these intangible assets to become shorter than originally assigned. We would then assign a shorter future estimated life based on the years that we feel that the product would have value in the marketplace and record an impairment charge in the proper accounting period.
          During the first quarter 2008, our customer, on whom the value of our unique customer relationship intangible asset is based, was forced to temporarily shut down operations at one of its plants due to a supplier strike. As a result of this shutdown, sales of our G-Van product to this customer were negatively affected. Our G-Van product is designed by utilizing our patented vehicle restraint assembly technology (G-Van patent); as such, the value assigned to this patent is based upon the revenue stream from sales of the G-Van product. In May 2008, the supplier strike ended, and our customer re-opened its operations. As a result, in June 2008, we resumed sales of our G-Van product to this customer. At June 30, 2008, we do not anticipate further shutdowns at our customer’s plant; however, future shutdowns could negatively impact sales of our G-Van product to this customer, which could negatively impact financial projections associated with these intangible assets. Lower financial projections could result in lower fair values for these intangible assets, which could trigger an impairment charge.
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

          Warranty Reserves. Most of our products are covered by a replacement warranty. We establish warranty reserves for expected warranty claims based upon our historical experience, or for known warranty issues and their estimable replacement costs. During the second quarter 2007, we became aware of a problem with RMP’s Bonded to Rail (BTR) joint bars manufactured in Huntington, WV. Warranty expense of $760,000 was recognized during the three and six months ended June 30, 2007. For the year ended December 31, 2007, we recognized warranty expense of $1.3 million related to defective BTRs. No warranty expense for potentially defective BTRs was recognized during the three or six months ended June 30, 2008. The balance in the BTR warranty reserve at June 30, 2008 is $245,000, which management expects to be adequate to cover expected future costs associated with potentially defective BTRs. Although we believe that $245,000 is a reasonable estimate of our potential exposure for warranty claims on BTRs as of June 30, 2008, changes in the components of our estimate due to new information and future events could cause this estimate to vary significantly. There can be no assurance at this point that future costs pertaining to this issue will not have a material impact on our financial condition or results of operations. See Note 9, Commitments and Contingencies, Page 13 for further details.
          Retirement Benefit Plans. We maintain defined benefit pension plans that cover a significant number of our active employees, former employees and retirees. We account for these plans as required under SFAS No. 87, Employers’ Accounting for Pensions and SFAS No. 158 Employer’s Accounting for Defined Benefit Plans and Other Postretirement Plans. The liabilities and expenses for pensions require significant judgments and estimates. These amounts are determined using actuarial methodologies and incorporate significant assumptions, including the rate used to discount the future estimated liability, inflation, the long-term rate of return on plan assets and mortality tables. Management has mitigated the future liability for active employees by freezing all defined benefit pension plans effective December 31, 2003. The rate used to discount future estimated liabilities is determined based upon a hypothetical double A yield curve represented by a series of annualized individual discount rates from one-half to thirty years. Our inflation assumption is based on an evaluation of external market indicators. The long-term rate of return is estimated by considering historical returns and expected returns on current and projected asset allocations. The effects of actual results that differ from these assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligations in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our obligations and future expense.
          As interest rates decline, the actuarially calculated retirement benefit plan liability increases. Conversely, as interest rates increase, the actuarially calculated retirement benefit plan liability decreases. Past declines in interest rates and equity markets have had a negative impact on the retirement benefit plan liability and fair value of our plan assets. As a result, the accumulated benefit obligation exceeded the fair value of plan assets at December 31, 2007; however, as a result of an increase in interest rates during 2007, which increased the discount rate used to calculate our 2007 retirement benefit plan liability, our liability at December 31, 2007 is less than the liability at December 31, 2006, which resulted in a $1,380,000, net of tax, increase in shareholders’ equity.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          We are exposed to interest rate risk on our long-term debt obligations and our working capital facilities are under floating interest rate arrangements. We have determined that these risks are not significant enough to warrant hedging programs. If interest rates increase we will be exposed to higher interest rates and we will be required to use more cash to settle our long-term debt obligations. As interest rates increase on our variable long-term debt, it will have a negative impact on future earnings because the interest rates will increase our interest expense. Conversely, if interest rates decrease on our variable long-term debt, it will have a positive impact on future earnings because lower interest rates will decrease our interest expense. Based upon our long-term debt amounts as of June 30, 2008, for every 100 basis points increase or decrease in the interest rate on our long-term debt, our annual interest expense will fluctuate by approximately $172,000.
          In addition, we are exposed to foreign currency translation fluctuations with our international operations. We do not have any foreign exchange derivative contracts to hedge against foreign currency exposures. Therefore, we are exposed to the related effects when foreign currency exchange rates fluctuate. If the U.S. dollar strengthens against the Canadian dollar and/or the British pound sterling, the translation rate for these foreign currencies will decrease, which will have a negative impact on our operating income. For example, for the three and six months ended June 30, 2008, for every 1/100 change in the exchange rate of the Canadian dollar to the U.S. dollar, our Canadian operation’s operating income would have changed by $12,000 and $17,000, respectively. Further, for every 1/100 change in the exchange rate of the British pound sterling to the U.S. dollar, the impact on operating income for our United Kingdom operation for the three and six months ended June 30, 2008 would have been $3,000 and $6,000, respectively. Foreign currency translation fluctuations have no impact on cash flows as long as we continue to reinvest any profits back into the respective foreign operations.
ITEM 4T. CONTROLS AND PROCEDURES
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          We are involved from time to time in lawsuits that arise in the normal course of business. We actively and vigorously defend all lawsuits. We have been named with numerous other defendants in an environmental lawsuit. The plaintiff seeks to recover costs which it has incurred, and may continue to incur, to investigate and remediate its former property as required by the New York State Department of Environmental Conservation (NYSDEC). We have not been named as a liable party by the NYSDEC and believe we have no liability to the plaintiff in the case. We filed a motion for summary judgment seeking a ruling to have us dismissed from the case. In November 2003, the motion for summary judgment was granted and we were dismissed from the case by the United States District Court for the Northern District of New York. In March 2004, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit, appealing, in part, the District Court’s decision to dismiss all claims against us. In April 2005, the plaintiff’s appeal was dismissed by the Second Circuit Court without prejudice, and the matter was remanded to the United States District Court for the Northern District of New York for consideration in light of a recent United States Supreme Court decision. As a result, in June 2006, the District Court dismissed all claims brought by the plaintiff pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA or Superfund). On July 24, 2006, the plaintiff filed a notice of appeal to the Second Circuit. In January 2008, the plaintiff’s appeal was dismissed again by the Second Circuit Court without prejudice, and the matter was remanded to the District Court for consideration in light of a more recent United States Supreme Court decision. On July 16, 2008, the District Court decided that the United States Supreme Court decision did not necessitate any change in the District Court’s prior determinations in this case and held that all of its prior rulings stand. On August 4, 2008, the plaintiff filed a notice of appeal to the Second Circuit Court. Ongoing litigation may be protracted, and we may incur additional ongoing legal expenses, which are not estimable at this time.
ITEM 1A. RISK FACTORS
          There are no changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          Nothing to report under this item.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          Nothing to report under this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Our annual meeting of shareholders was held on June 12, 2008. At the annual meeting, shareholders considered the election of eleven (11) directors to the Board of Directors for a one year term. Of the 8,825,053 shares present by proxy, the following is the number of shares voted for, or withheld, as well as broker non-votes.
1.	With respect to the election of eleven (11) directors whose terms expire in 2008:

	For	Withheld	Broker Non-Vote
Marshall T. Reynolds	7,871,552	953,501	769,797
John S. Cooper	8,658,733	166,320	769,797
Carl M. Callaway (1)	8,619,215	205,838	769,797
Philip E. Cline	8,559,553	265,500	769,797
Daniel P. Harrington	8,567,516	257,537	769,797
A. Michael Perry	7,002,557	1,822,496	769,797
Douglas V. Reynolds	6,918,488	1,906,565	769,797
Neal W. Scaggs	8,567,074	257,979	769,797
Phillip Todd Shell	8,667,836	157,217	769,797
Kirby J. Taylor	8,660,633	164,420	769,797
Thomas W. Wright	7,011,558	1,813,495	769,797
2.	With respect to the ratification of the appointment of Arnett & Foster, PLLC as the Company’s independent auditors for the year ending December 31, 2008:

	For	Against	Abstained	Broker Non-Vote
Arnett & Foster, PLLC	8,752,885	62,645	9,523	769,797

(1)	On May 29, 2008, Director Carl Callaway resigned from our Board of Directors. Mr. Callaway previously served as Chairman of the audit committee. On June 12, 2008, Mr. Louis Akers was appointed as a member of our Board of Directors, effective June 13, 2008. Director Akers will serve on the audit committee.
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

PORTEC RAIL PRODUCTS, INC.

Date: August 7, 2008	By:	/s/ Richard J. Jarosinski
Richard J. Jarosinski, President and
Chief Executive Officer

Date: August 7, 2008	By:	/s/ John N. Pesarsick
John N. Pesarsick, Chief Financial Officer

EXHIBIT INDEX
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002