Form 10-Q
period 2008-09-30
PORTEC RAIL PRODUCTS INC
filed 2008-11-06
CIK 1263074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _______________ to _______________
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of October 31, 2008, there were 9,602,029 shares issued and outstanding of the Registrant’s Common Stock.

PORTEC RAIL PRODUCTS, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Portec Rail Products, Inc.
Condensed Consolidated Balance Sheets

	September 30	December 31
	2008	2007
	(Unaudited)	(Audited)
	(In Thousands)

Assets
Current assets
Cash and cash equivalents	$6,115	$4,273
Accounts receivable, net	17,824	17,411
Inventories, net	25,810	22,990
Prepaid expenses and other current assets	1,230	586
Deferred income taxes	236	375

Total current assets	$51,215	$45,635

Property, plant and equipment, net of accumulated depreciation of $13,315 and $13,540 at September 30, 2008 and December 31, 2007, respectively.	11,438	11,121
Intangible assets, net of accumulated amortization of $3,989 and $3,140 at September 30, 2008 and December 31, 2007, respectively	30,113	31,542
Goodwill	14,166	15,059
Other assets	920	869

Total assets	$107,852	$104,226

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$10,016	$6,865
Accounts payable	7,592	6,167
Accrued income taxes	960	706
Customer deposits	1,847	1,380
Accrued compensation	2,459	2,979
Other accrued liabilities	3,220	2,795
Deferred purchase price — current portion	—	298

Total current liabilities	26,094	21,190

Long-term debt, less current maturities	7,507	9,463
Deferred income taxes	10,306	11,524
Accrued pension costs	357	1,175
Other long-term liabilities	960	977

Total liabilities	45,224	44,329

Commitments and Contingencies	—	—

Shareholders’ equity:
Common stock, $1 par value, 50,000,000 shares authorized, 9,602,029 shares issued and outstanding at September 30, 2008 and 9,601,779 outstanding at December 31, 2007, respectively	9,602	9,602
Additional paid-in capital	25,417	25,342
Retained earnings	27,696	23,161
Accumulated other comprehensive (loss)/gain	(87)	1,792

Total shareholders’ equity	62,628	59,897

Total liabilities and shareholders’ equity	$107,852	$104,226

See Notes to Condensed Consolidated Financial Statements

Portec Rail Products, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(Dollars in Thousands, Except Per Share Data)

Net sales	$29,644	$27,998	$84,681	$84,572
Cost of sales	19,731	18,803	57,140	58,228

Gross profit	9,913	9,195	27,541	26,344

Selling, general and administrative	5,872	5,563	17,267	16,875
Amortization expense	296	315	891	924

Operating income	3,745	3,317	9,383	8,545

Interest expense	205	323	640	947
Other expense (income), net	44	191	(77)	289

Income before income taxes	3,496	2,803	8,820	7,309
Provision for income taxes	980	913	2,556	2,327

Net income	$2,516	$1,890	$6,264	$4,982

Earnings per share
Basic and diluted	$0.26	$0.20	$0.65	$0.52

Weighted average shares outstanding
Basic and diluted	9,602,029	9,601,779	9,601,894	9,601,779

Dividends per share	$0.06	$0.06	$0.18	$0.18
See Notes to Condensed Consolidated Financial Statements

Portec Rail Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30
	2008	2007
	(In Thousands)
Operating Activities
Net income	$6,264	$4,982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,367	1,763
Amortization expense	891	924
Provision for doubtful accounts	132	79
Deferred income taxes	291	(217)
Pension (income) expense	(30)	53
Defined benefit pension plan contributions	(814)	(186)
Loss on disposal of assets	48	133
Stock based compensation expense	73	38
Impairment of long-lived assets	—	50
Changes in operating assets and liabilities:
Accounts receivable	(1,739)	(5,106)
Inventories	(3,923)	1,481
Prepaid expenses and other current assets	(851)	(889)
Accounts payable	2,286	1,123
Income taxes payable	324	(219)
Accrued expenses	406	92

Net cash provided by operating activities	4,725	4,101

Investing Activities
Purchases of property, plant and equipment	(2,304)	(1,484)
Proceeds from sale of assets	12	2,436
Contingent consideration — business acquisition	(148)	(116)

Net cash (used in) provided by investing activities	(2,440)	836

Financing Activities
Net increase in working capital facilities	3,087	3,237
Book overdrafts	(245)	171
Principal payments on promissory notes	(280)	(280)
Proceeds from term loans	1,800	54
Principal payments on term loans	(2,731)	(4,326)
Principal payments on capital leases	—	(62)
Fees paid to obtain new financing	(21)	—
Issuance of common stock	2	—
Cash dividends paid to shareholders	(1,728)	(1,728)

Net cash used in financing activities	(116)	(2,934)

Effect of exchange rate changes on cash and cash equivalents	(327)	220

Increase in cash and cash equivalents	1,842	2,223
Cash and cash equivalents at beginning of period	4,273	1,822

Cash and cash equivalents at end of period	$6,115	$4,045

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$676	$953

Income taxes	$2,145	$2,860

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
Note 2: Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Portec Rail Products, Inc.; Salient Systems, Inc. (Salient Systems), our wholly-owned United States subsidiary; Portec Rail Nova Scotia Company, our wholly-owned Canadian subsidiary; and Portec Rail Products (UK) Ltd., our wholly-owned United Kingdom subsidiary (United Kingdom). All significant intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, we believe that the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the 2007 Annual Report on Form 10-K. The balance sheet information as of December 31, 2007 was derived from our audited balance sheet included in our 2007 Annual Report on Form 10-K. Unless otherwise indicated, all dollar amounts are in U.S. dollars. Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on net earnings.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 3: Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for all inventories. Inventory costs include material, labor and manufacturing overhead.
The major components of inventories are as follows:

	September 30	December 31
	2008	2007
	(In Thousands)

Raw materials	$11,952	$9,849
Work in process	325	521
Finished goods	14,512	13,017

	26,789	23,387
Less reserve for slow-moving and obsolete inventory	979	397

Net inventory	$25,810	$22,990

Note 4: Long-Term Debt
Long-term debt consists of the following:

	September 30	December 31
	2008	2007
	(In Thousands)

National City Bank Credit Facility: (a)
Term loan — Kelsan acquisition	$6,101	$8,435
Term loan — Vulcan asset acquisition	1,850	2,300
Revolving credit facility — United States	5,950	2,300
Revolving credit facility — Canada	—	—

United Kingdom loans: (b)
Term loan — Coronet Rail acquisition	1,519	2,119
Working capital facility	—	575
Term loans — vehicles	23	39

Promissory notes — Salient Systems acquisition (c)	280	560
Credit facility — Boone County Bank, Inc. (d)	1,800	—

	17,523	16,328
Less current maturities	10,016	6,865

	$7,507	$9,463

(a) National City Bank Credit Facility
Our credit facility with National City Bank is a term loan and revolving credit facility that provided the financing for the Kelsan acquisition in November 2004 and the Vulcan asset acquisition in October 2006, and also supports the working capital requirements of our United States and Canadian business units. The components of this facility are as follows: 1) a $7.0 million United States revolving credit facility; 2) a $4.2 million ($5.0 million CDN) revolving credit facility for our Canadian operations; 3) an outstanding term loan in the original amount of $14.9 million ($17.6 million CDN) provided

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
for the Kelsan acquisition in November 2004; and 4) an outstanding term loan in the original amount of $3.0 million provided in November 2006 for the Vulcan Chain product line acquisition. There were no outstanding borrowings on the Canadian revolving credit facility as of September 30, 2008 and 2007. As of September 30, 2008, we had the ability to borrow an additional $5.3 million under the U.S. and Canadian revolving credit facilities.
This agreement contains financial covenants that require us to maintain a current ratio, cash flow coverage and leverage ratios, and to maintain minimum amounts of tangible net worth. This credit facility further limits capital expenditures, sales of assets, and additional indebtedness. At September 30, 2008, we were in compliance with all of these financial covenants.
Term Loan — Kelsan Acquisition:
To finance the acquisition of Kelsan on November 30, 2004 we borrowed $14.9 million ($17.6 million CDN) from National City Bank (Canada) through Portec Rail Nova Scotia Company, a wholly-owned subsidiary of Portec Rail Products, Inc. Portec Rail Nova Scotia Company is the borrower of the funds under the credit agreement, and Portec Rail Products, Inc. is the sole guarantor of the term loan with substantially all of our United States assets pledged as collateral. Under this seven-year term loan, our monthly principal payments are approximately $197,000 ($210,000 CDN). We have the option to direct outstanding borrowings under a Canadian prime lending rate option, a Canadian Banker’s Acceptance Equivalent Note (“BA Note”) option, or utilize a combination of both of these options at our discretion. Interest rates under these options are the prevailing Canadian prime rate plus an applicable margin of 0.75% to 1.75% (prime rate option), or the BA Note interest rate plus an applicable margin of 1.75% to 2.75% (BA Note option). As of September 30, 2008, we had outstanding borrowings of approximately $6.1 million ($6.5 million CDN) that were priced under the BA Note rate option at 4.86%. This term loan is scheduled to mature on November 30, 2011.
Term Loan — Vulcan Asset Acquisition:
On November 7, 2006, we borrowed $3.0 million from National City Bank to finance the Vulcan product line acquisition. Portec Rail Products, Inc. is the sole guarantor of the term loan with substantially all of our United States assets pledged as collateral. Under this five-year term loan, our monthly principal payments are $50,000. The outstanding principal balance accrues interest based upon the 30-day LIBOR rate plus 1.5%. As of September 30, 2008, we had outstanding borrowings of $1.9 million, which accrued interest at 4.69%. This term loan is scheduled to mature on October 31, 2011.
Revolving Credit Facility — United States:
Our U.S. revolving credit facility permits borrowings up to $7.0 million to support the working capital requirements of our United States operations. Included in the $7.0 million is a sub-limit of $1.6 million for standby and commercial letters-of-credit. Outstanding borrowings under this facility can be priced at a prime-based rate or a LIBOR-based rate. As of September 30, 2008, outstanding borrowings under this facility were $6.0 million and accrued interest at 4.69%. As of September 30, 2008, we had no outstanding letters-of-credit. This credit facility is scheduled to expire on September 30, 2010.
Revolving Credit Facility — Canada:
The working capital requirements for our Canadian operations are supported by a $4.2 million ($5.0 million CDN) revolving credit facility. Included within the $4.2 million is a sub-limit of $335,000 ($400,000 CDN) for standby and commercial letters of credit. The interest rate is the Canadian prime rate plus 1.0%. Borrowings on this facility accrued interest at 5.75% at September 30, 2008. As of September 30, 2008 and 2007, there were no outstanding borrowings under this facility or standby commercial letters of credit. This facility is scheduled to expire on December 31, 2011.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(b) United Kingdom Loans
Term Loan — Coronet Rail Acquisition:
Our United Kingdom subsidiary has a term loan in the original amount of $2.6 million (£1.5 million pounds sterling) outstanding at September 30, 2008. This term loan was originally provided by a United Kingdom financial institution to finance the acquisition of Coronet Rail, Ltd. (“Coronet Rail”) in April 2006. As of September 30, 2008, the outstanding principal balance was approximately $1.5 million (£854,000 pounds sterling), and the interest rate on the principal balance outstanding was 6.75%. This loan is scheduled to mature on April 12, 2011. This agreement contains financial covenants that require us to maintain senior interest and cash flow coverage ratios. We were in compliance with these financial covenants as of September 30, 2008.
Working Capital Facility:
In May 2008, we entered into a new working capital facility with a United Kingdom financial institution for our United Kingdom operations, which includes an overdraft availability of $1.6 million (£900,000 pounds sterling); $311,000 (£175,000 pounds sterling) for the issuance of performance bonds, and $142,000 (£80,000 pounds sterling) for the negotiation of foreign checks. This credit facility supports the working capital requirements of Portec Rail Products (UK) Ltd. and Coronet Rail, and is collateralized by substantially all of our United Kingdom assets. The interest rate on this overdraft facility is the financial institution’s base rate plus 1.5%. For any borrowings in excess of $1.6 million (£900,000 pounds sterling) that the financial institution approves, the interest rate is the financial institution’s base rate plus 3.5%. As of September 30, 2008, the interest rate on this facility was 6.00%. There were no outstanding borrowings on this facility as of September 30, 2008; however, our availability under this credit facility was reduced due to outstanding performance bonds in the amount of $277,000 (£156,000 pounds sterling) as of September 30, 2008. This facility is scheduled to expire on April 30, 2009.
Prior to May 2008, our working capital facility for Portec Rail Products (UK) Ltd. included $1.2 million (£700,000 pounds sterling) of overdraft availability; $311,000 (£175,000 pounds sterling) for the issuance of performance bonds, and $71,000 (£40,000 pounds sterling) for the negotiation of foreign checks. This credit facility supported the working capital requirements of Portec Rail Products (UK) Ltd. Additionally, Coronet Rail had an accounts receivable factoring facility (“invoice discounting”) with a United Kingdom financial institution that permitted borrowings up to 85% of its eligible accounts receivable, to a maximum of $1.3 million (£750,000 pounds sterling) for its working capital requirements. The interest rate on this working capital facility was the financial institution’s base rate plus 1.85%. This credit facility was terminated in May 2008.
(c) Salient Systems Promissory Notes
In connection with the acquisition of Salient Systems on September 30, 2004, we executed two promissory notes. One promissory note was executed with Harold Harrison, the founder and former President and Chief Executive Officer of Salient Systems. This promissory note, in the aggregate principal amount of $1,064,000 is due to Mr. Harrison in four equal, annual installments of $266,000 beginning January 3, 2006 and ending January 3, 2009. A second promissory note was executed with Falls River Group, LLC, which acted as a financial advisor to Salient Systems. This promissory note, in the aggregate principal amount of $56,000 is due to Falls River Group, LLC in four equal, annual installments of $14,000 beginning January 3, 2006 and ending January 3, 2009. Principal payments of $266,000 and $14,000, and accrued interest of $46,000, were made to the note holders in January 2008. The unpaid principal balance of the promissory notes accrues interest at the prime rate as published in the Wall Street Journal. All accrued and unpaid interest is payable annually beginning January 3, 2006. The outstanding balance on the promissory notes accrued interest at

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5.00% as of September 30, 2008. As of September 30, 2008 we had accrued interest of $11,000 related to these promissory notes.
(d) Credit Facility — Boone County Bank, Inc.
We previously had a $2.0 million line of credit with Boone County Bank, Inc. for our United States business segments. Advances on this line were made to term notes and the line availability was reduced by that amount. In April 2008 we terminated this credit facility. In July 2008, we entered into an agreement with Boone County Bank, Inc. for a draw down line of credit in the maximum amount of $2.1 million to finance certain capital expenditures at our manufacturing facility in Huntington, West Virginia. As of September 30, 2008, the outstanding balance on this facility was $1.8 million. This facility requires interest-only payments at prime rate until the capital projects are completed, at which time this facility will convert into a 60 month term loan at prime rate less 0.25%. As of September 30, 2008, the interest rate on this facility was 5.0%.
Boone County Bank, Inc. is a wholly-owned subsidiary of Premier Financial Bancorp, Inc., located in Madison, West Virginia. Our Chairman of the Board is the Chairman of the Board and a shareholder of Premier Financial Bancorp, Inc. We believe that our credit facility with Boone County Bank, Inc. is on terms comparable to those obtained by a non-affiliated third party.
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
We evaluated uncertain tax provisions pursuant to the guidance found within FIN 48 for the quarter ended September 30, 2008. We are not aware of any changes to our assessment of positions taken in the U.S. Federal and foreign jurisdictions and therefore continue to identify no potential exposure to the financial statements in these areas.
We also reviewed the state tax liability calculation during the third quarter of 2008. We determined that there have been no significant changes since the beginning of the evaluation period to the states in which we have business operations. In addition, a quantitative analysis was performed to calculate the maximum average quarterly impact that this exposure would have on our financial statements. We determined that the resulting value was immaterial to the consolidated financial statements.
We have determined that no adjustment to the FIN 48 liability was necessary as a result of this quarterly assessment. A reconciliation of the beginning and ending amount of unrecognized tax positions is as follows:

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Nine Months Ended
September 30, 2008
(In Thousands)

Balance at January 1, 2008	$313
Additions based on tax positions related to the current year	76
Reductions for tax positions of prior years	(50)

Balance at September 30, 2008	$339

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
Note 6: Retirement Plans
The components of our net periodic pension (benefit) cost of our United States defined benefit pension plan are as follows for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(In Thousands)

Interest cost	$138	$133	$414	$401
Expected return on plan assets	(166)	(157)	(496)	(471)
Amortization of unrecognized loss	18	33	53	97

Pension (benefit) cost	$(10)	$9	$(29)	$27

Two contributions have been made to this pension plan in 2008. The first was in April 2008 in the amount of $287,000. The second was in September 2008 in the amount of $328,000. No contributions were made to this pension plan during calendar year 2007.
The components of net periodic pension cost (benefit) of our United Kingdom defined benefit pension plans (the Portec Rail Plan and Conveyors Plan) are as follows for the three and nine months ended September 30, 2008 and 2007:

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Portec Rail Plan
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(In Thousands)

Service cost	$10	$—	$31	$—
Interest cost	80	81	248	240
Expected return on plan assets	(94)	(89)	(290)	(263)
Amortization of transition amount	(14)	(15)	(44)	(45)
Amortization of unrecognized loss	20	34	62	100

Pension cost	$2	$11	$7	$32

	Conveyors Plan
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(In Thousands)

Service cost	$1	$—	$3	$—
Interest cost	18	19	56	55
Expected return on plan assets	(19)	(19)	(59)	(55)
Amortization of transition amount	(3)	(3)	(9)	(9)
Amortization of unrecognized loss	—	1	—	3

Pension (benefit)	$(3)	$(2)	$(9)	$(6)

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. We contributed $132,000 (£74,000) and $34,000 (£19,000) to the Portec Rail Plan and the Conveyors Plan, respectively, for the nine months ended September 30, 2008. We did not make any contributions to either plan during the three months ended September 30, 2008. In August 2007, we contributed $132,000 (£74,000) and $34,000 (£19,000) to the Portec Rail Plan and the Conveyors Plan, respectively.
Note 7: Comprehensive Income
Comprehensive income for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(In Thousands)

Net income	$2,516	$1,890	$6,264	$4,982
Minimum pension liability adjustment, net of tax	94	(41)	94	(95)
Foreign currency translation adjustments, net of tax	(1,584)	1,127	(1,974)	2,334

Comprehensive income	$1,026	$2,976	$4,384	$7,221

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 8: Earnings Per Share
Basic earnings per share (EPS) is computed as net income available to common shareholders divided by the weighted average common shares outstanding. Diluted earnings per share considers the potential dilution that occurs related to the issuance of common stock under stock option plans. We calculated the dilutive effect of our stock options in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). For both the three and nine months ended September 30, 2008, we determined that our stock options have an anti-dilutive effect on earnings per share, as the incremental shares related to the 2008 and 2007 stock option grants (see Note 12, Stock Options, Page 17) would reduce our average shares outstanding by 9,672 shares and 11,333 shares, respectively. For the three and nine months ended September 30, 2007, the incremental shares related to the 2007 stock option grant would reduce our average shares outstanding by 3,068 shares and 7,273 shares, respectively. As such, the anti-dilutive shares are not included in the calculation of diluted earnings per share.
Note 9: Commitments and Contingencies
Contractual Obligations
The following is a summary of our contractual obligations as of September 30, 2008, due on a calendar year basis:

		Less			More
		than 1	1 — 3	3 — 5	than 5
Contractual Obligations	Total	year	years	years	years
	(In Thousands)

Term loans	$9,773	$894	$7,367	$1,512	$—
Purchase obligations	7,192	4,897	2,295	—	—
Working capital facilities	7,750	7,750	—	—	—
Operating leases	5,256	362	2,417	1,146	1,331
Pension plan contributions (1)	3,952	—	1,302	1,450	1,200
Future interest payments (2)	657	114	519	24	—

Total contractual obligations (3)	$34,580	$14,017	$13,900	$4,132	$2,531

(1)	Pension plan contributions that may be required more than one year from September 30, 2008 will be dependent upon the performance of plan assets.

(2)	Represents future interest payments on long-term debt obligations as of September 30, 2008. Assumes that the interest rates on our debt obligations at September 30, 2008 (See Note 4, Long-Term Debt, Page 7) will continue for the life of the agreements.

(3)	During the first quarter 2007, we recognized a liability of $313,000 for uncertain tax positions in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48). During the first quarter 2008, we recognized $26,000 of additional liability. See Note 5, Income Taxes, Page 10. The total amount of $339,000 is included within other long-term liabilities on the September 30, 2008 consolidated balance sheet. However, because of the high degree of uncertainty regarding the timing of future cash outflows associated with this FIN 48 liability, we cannot reasonably estimate the periods of related future payments, and as such, we have excluded the FIN 48 liability from the contractual obligations table.
Contingencies
During the second quarter 2007, we became aware of a problem with RMP’s Bonded to Rail (BTR) joint bars in which the epoxy that is used as the primary method of adhesion to the rail appeared to fail in certain instances. The BTR is a

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The BTR products manufactured by RMP are covered by a standard one-year replacement warranty. Accordingly, we have accounted for any contingent costs associated with the remediation of the BTRs under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, specifically Accrual for Loss Contingencies and Obligations Related to Product Warranties and Product Defects (SFAS 5). Warranty expense of $300,000 and $1.1 million was recognized during the three and nine months ended September 30, 2007, respectively. For the year ended December 31, 2007, we recognized warranty expense of $1.3 million related to defective BTRs. Warranty expense is included in cost of goods sold for the RMP business segment. No additional warranty expense was recognized during the three or nine months ended September 30, 2008. The balance in the BTR warranty reserve at September 30, 2008 is $216,000, which management expects to be adequate to cover potential future costs associated with defective BTRs. Although we believe that $216,000 is a reasonable estimate of our potential exposure for warranty claims on BTRs as of September 30, 2008, changes in the components of our estimate due to new information and future events could cause this estimate to vary significantly. There can be no assurance at this point that future costs pertaining to this issue will not have a material impact on our financial condition or results of operations.
Litigation
We are involved from time to time in lawsuits that arise in the normal course of business. We actively and vigorously defend all lawsuits. We have been named with numerous other defendants in an environmental lawsuit. The plaintiff seeks to recover costs which it has incurred, and may continue to incur, to investigate and remediate its former property as required by the New York State Department of Environmental Conservation (NYSDEC). We have not been named as a liable party by the NYSDEC and believe we have no liability to the plaintiff in the case. We filed a motion for summary judgment seeking a ruling to have us dismissed from the case. In November 2003, the motion for summary judgment was granted and we were dismissed from the case by the United States District Court for the Northern District of New York. In March 2004, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit, appealing, in part, the District Court’s decision to dismiss all claims against us. In April 2005, the plaintiff’s appeal was dismissed by the Second Circuit Court without prejudice, and the matter was remanded to the United States District Court for the Northern District of New York for consideration in light of a recent United States Supreme Court decision. As a result, in June 2006, the District Court dismissed all claims brought by the plaintiff pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA or Superfund). On July 24, 2006, the plaintiff filed a notice of appeal to the Second Circuit. In January 2008, the plaintiff’s appeal was dismissed again by the Second Circuit Court without prejudice, and the matter was remanded to the District Court for consideration in light of a more recent United States Supreme Court decision. On July 16, 2008, the District Court decided that the United States Supreme Court decision did not necessitate any change in the District Court’s prior determinations in this case and held that all of its prior rulings stand. On August 4, 2008, the plaintiff filed a notice of appeal to the Second Circuit Court. This appeal is currently in the briefing process. Ongoing litigation may be protracted, and we may incur additional ongoing legal expenses, which are not estimable at this time.
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

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
and allocating resources. Intersegment sales are conducted at arm’s-length prices, reflecting prevailing market conditions within the United States, Canada and the United Kingdom. Such sales and associated costs are eliminated in the consolidated financial statements.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(In Thousands)
External Sales
RMP	$12,352	$13,234	$34,929	$38,430
SSD	2,345	2,012	8,287	6,227
Canada	7,502	4,579	21,457	18,265
United Kingdom	7,445	8,173	20,008	21,650

Total	$29,644	$27,998	$84,681	$84,572

Intersegment Sales
RMP	$1,092	$544	$2,489	$1,662
SSD	—	—	—	(3)
Canada	1,875	1,632	5,358	5,418
United Kingdom	—	—	—	146

Total	$2,967	$2,176	$7,847	$7,223

Total Sales
RMP	$13,444	$13,778	$37,418	$40,092
SSD	2,345	2,012	8,287	6,224
Canada	9,377	6,211	26,815	23,683
United Kingdom	7,445	8,173	20,008	21,796

Total	$32,611	$30,174	$92,528	$91,795

Operating Income (Loss)
RMP	$1,960	$2,162	$5,066	$5,148
SSD	238	323	1,609	961
Canada	1,486	325	3,165	2,450
United Kingdom	872	1,259	2,059	2,608
Corporate Shared Services	(811)	(752)	(2,516)	(2,622)

Total	3,745	3,317	9,383	8,545

Interest Expense	205	323	640	947

Other (Income) Expense, net	44	191	(77)	289

Income Before Income Taxes	$3,496	$2,803	$8,820	$7,309

Depreciation Expense
RMP	$154	$215	$408	$619
SSD	54	43	153	110
Canada	199	180	597	547
United Kingdom	70	177	160	405
Corporate Shared Services	15	29	49	82

Total	$492	$644	$1,367	$1,763

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(In Thousands)

Amortization Expense
RMP	$6	$2	$12	$4
SSD	55	54	163	161
Canada	176	195	533	555
United Kingdom	59	64	183	204
Corporate Shared Services	—	—	—	—

Total	$296	$315	$891	$924

Capital Expenditures
RMP	$157	$211	$1,891	$504
SSD	26	32	72	497
Canada	24	136	117	270
United Kingdom	34	13	187	148
Corporate Shared Services	17	17	37	65

Total	$258	$409	$2,304	$1,484

	September 30	December 31
	2008	2007
	(In Thousands)	(In Thousands)
Total Assets
RMP	$43,194	$40,360
SSD	8,204	7,862
Canada	38,327	36,014
United Kingdom	17,945	19,775
Corporate Shared Services	182	215

Total	$107,852	$104,226

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

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), to partially defer the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. The expanded disclosures in this statement about the use of fair value to measure assets and liabilities should provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain measurements on earnings (or changes in net assets) for the period. Whereas SFAS No. 157 is effective for financial statements issued for fiscal year beginning after November 15, 2007, FSP 157-2 defers the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The adoption of this statement did not materially impact our consolidated financial statements.
Note 12: Stock Options
On July 2, 2008, January 30, 2008 and January 16, 2007, the Company granted 1,750, 72,750 and 79,250 stock options, respectively, to certain employees with an exercise price of $12.01, $9.68, and $9.65 per stock option, respectively, which is equal to the closing stock price on the date of grants. The stock options will vest ratably over a 5-year period and will expire on July 2, 2018, January 30, 2018 and January 16, 2017, respectively. These options were granted under the Portec Rail Products, Inc. 2006 Stock Option Plan (the Option Plan), which authorizes the issuance of up to 150,000 shares of common stock of Portec Rail Products, Inc. pursuant to grants of incentive and non-statutory stock options and will remain in effect for a period of ten years. In 2007, 2,000 stock options from the 2007 stock option grant were forfeited; these were re-granted on January 30, 2008. The 1,750 stock options issued on July 2, 2008 were also re-grants of options that had been forfeited in 2008.
We adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payments (SFAS 123(R)), effective January 1, 2006; however, we did not incur any compensation expense during 2006. For the three and nine months ended September 30, 2008, we recognized compensation expense of approximately $26,000 and $73,000, respectively, related to the 2008 and 2007 stock option grants. For the three and nine months ended September 30, 2007, we recognized compensation expense of approximately $13,000 and $38,000, respectively, related to the 2007 stock option grant. We expect to recognize additional compensation expense of approximately $212,000 and $177,000 over the remaining vesting periods of the 2008 and 2007 stock option grants, respectively. During the second quarter 2008, 250 stock options were exercised. Total forfeitures for the three and nine months ended September 30, 2008 were 2,200 and 3,200 for the 2007 grant and 1,750 and 2,500 for the 2008 grants respectively. There were no forfeitures for the comparable period in 2007.
To calculate our fair value price per stock option, we utilized a Black-Scholes Model. The following inputs were used in our Black-Scholes Model calculation:

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

		Stock Price	Exercise	Annual			Expected
	Fair Value	on Grant	Price per	Dividend	Risk-free	Expected	Term (in
Grant Date	Price	Date	Stock Option	Yield	Rate	Volatility	years)

7/02/08	$1.42	$12.01	$12.01	2.00%	4.25%	36.36%	7.5

1/30/08	$3.67	$9.68	$9.68	2.48%	4.00%	38.87%	7.5
1/16/07	$3.61	$9.65	$9.65	2.50%	4.73%	39.40%	6.5
Note 13: Subsequent Events
On October 24, 2008, PNC Financial Services Group Inc. of Pittsburgh, Pennsylvania announced it has signed an agreement to acquire National City Corp. of Cleveland, Ohio. As disclosed in Note 4, Long Term Debt, Page 7, we have a number of lending facilities with National City Bank. At this time, we are unaware of the impact, if any, this will have on our ability to finance our working capital requirements.

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
     During 2007, the exchange rate of the U.S. dollar deteriorated significantly compared to foreign currencies of the countries in which we have operating locations. The increase in value of the Canadian dollar compared to the U.S. dollar could result in an economic disadvantage for our Canadian operating locations, as lower cost products from the United States may become more economically viable alternatives to the products we offer. During the first nine months of 2008, foreign exchange rates between the U.S. dollar and Canadian dollar remained at relatively the same levels as they were during the fourth quarter 2007, which are historically high, with a ratio of approximately 1:1. During the month of October 2008, the value of the U.S. dollar in relation to the Canadian dollar and British pound sterling has strengthened considerably. However, management can provide no assurance that this trend will continue. If the value of the U.S. dollar continues to deteriorate, or remain at the current levels for an extended period of time, this could result in negative business consequences for our Canadian operations. Alternatively, products that we produce in the United States may be more competitive in foreign markets that we serve. We do not have any control over exchange rates, as these are largely driven by worldwide economic factors.
     During 2008, the United States economy and other worldwide economies experienced a significant downturn. In addition, credit facilities were significantly curtailed during the nine months ended September 30, 2008. While we have not experienced any significant adverse effects to our operations or financial condition as a result of the foregoing, there can be no assurance that our operations or ability to obtain financing will not be materially or adversely affected in future periods.
Results of Operations
Three Months Ended September 30, 2008 compared to Three Months Ended September 30, 2007
     Net Sales. Net sales increased to $29.6 million for the three months ended September 30, 2008, an increase of $1.6 million or 5.9%, from $28.0 million during the comparable period in 2007. Net sales increases of $2.9 million and $335,000 at our Canadian operations and SSD, respectively, were partially offset by net sales decreases of $884,000 and $727,000 at RMP and our United Kingdom operations, respectively. The increase in net sales of $2.9 million at our Canadian operations is primarily due to higher sales of friction management products at both our Montreal and Vancouver locations. The increase in net sales of $335,000 at SSD primarily reflects higher sales of chain securement systems. The $884,000 decrease in net sales at RMP is primarily due to lower sales of Salient Systems’ products. Net sales at our United Kingdom operations decreased $727,000 in the current period, which reflects foreign currency translation that negatively impacted sales by $521,000, along with lower sales volume of material handling products.

     Gross Profit. Gross profit increased to $9.9 million for the three months ended September 30, 2008, an increase of $718,000 or 7.8%, from $9.2 million for the comparable period in 2007. The increase in gross profit is attributable to higher gross profit of $1.5 million at our Canadian operations, partially offset by lower gross profit of $555,000 at our United Kingdom operations. Gross profit at our Canadian operations increased $1.5 million in the current period, primarily due to higher sales of friction management products at our Montreal and Vancouver locations. Gross profit at our United Kingdom operations declined $555,000, primarily due to lower gross profit from lower sales volume of material handling products, along with a foreign currency translation of $162,000 that negatively impacted gross profit.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $5.9 million for the three months ended September 30, 2008, an increase of $310,000 or 5.6%, from $5.6 million for the comparable period in 2007. The increase is primarily due to increased expenses of $321,000 at our Canadian operations and $99,000 at RMP, partially offset by lower expenses of $163,000 at our United Kingdom operations. The $321,000 increase in selling, general and administrative expenses at our Canadian operations is primarily due to higher incentive expense due to increased profitability, higher salaries and benefits, higher business travel expenses, and increased sales commissions due to higher sales volumes. The increase in selling, general and administrative expenses of $99,000 at RMP is primarily due to higher incentive expense due to increased profitability, and higher salaries and benefits. The decrease of $163,000 at our United Kingdom operations is primarily due to a foreign currency translation of $102,000 which reduced expenses, along with lower salaries and benefit costs and lower trade show and convention expenses.
     Interest Expense. Interest expense decreased to $205,000 for the three months ended September 30, 2008, a decrease of $118,000 or 36.5%, from $323,000 for the comparable period in 2007. This lower interest expense is a reflection of lower overall interest rates along with lower debt balances. Total debt obligations decreased to $17.5 million at September 30, 2008, from $19.7 million at September 30, 2007.
     Other Expense. Other expense decreased to $44,000 for the three months ended September 30, 2008, a decrease of $147,000 or 77.0%, from other expense of $191,000 for the comparable period in 2007. Other expense in the current period primarily includes loss on disposal of assets of $27,000 and foreign currency transaction losses of $17,000. Other expense in the prior period includes foreign currency transaction losses of $126,000 and loss on disposal of assets of $28,000.
     Provision for Income Taxes. Provision for income taxes increased to $980,000 for the three months ended September 30, 2008, from $913,000 for the comparable period in 2007, reflecting an increase in income before taxes from $2.8 million for the three months ended September 30, 2007 to $3.5 million for the three months ended September 30, 2008. The effective tax rates on taxable income were 28.0% and 32.5% for the three months ended September 30, 2008 and 2007, respectively. Our consolidated effective tax rate is impacted by our segments’ pro-rata share of consolidated income before taxes and related tax expense or benefit. Our consolidated effective tax rate also reflects the benefit of Canadian research and development tax credits, which reduced income tax expense by $169,000 and $41,000, or 4.8% and 1.5% for the three months ended September 30, 2008 and 2007, respectively. As reported in our 2007 annual filing on Form 10-K, the U.S. Internal Revenue Service (IRS) enacted new regulations, which became effective in 2008, that eliminate advantageous tax benefits that we previously received as a result of our Canadian business segment’s favorable tax structure. As a result, the tax benefits lost during the three months ended September 30, 2008 were approximately $27,000 or 0.8%. We are not certain if these tax benefits, or future tax benefits, will be permanently lost.
     Net Income. Net income increased to $2.5 million for the three months ended September 30, 2008, an increase of $626,000 or 33.1%, from $1.9 million for the comparable period in 2007. Our basic and diluted net income increased to $0.26 per share for the three months ended September 30, 2008, from $0.20 per share for the comparable period in 2007, on average basic and diluted shares outstanding of 9.6 million for each of the three months ended September 30, 2008 and 2007.
Nine Months Ended September 30, 2008 compared to Nine Months Ended September 30, 2007
     Net Sales. Net sales increased to $84.7 million for the nine months ended September 30, 2008, an increase of $109,000 or 0.1%, from $84.6 million for the comparable period in 2007. Higher sales of $2.1 million and $3.2 million at SSD and at our Canadian operations, respectively, were partially offset by net sales decreases of $3.5 million at RMP and $1.6 million at our United Kingdom operations, respectively. The increase in net sales of $2.1 million at SSD is primarily due to higher sales volume of both automotive products and chain securement systems. The increase in net sales at our Canadian operations of $3.2 million is primarily due to $1.7 million of higher sales volume of friction management products and a foreign currency translation of $1.4 million that positively impacted net sales. Net sales at RMP declined $3.5 million, primarily due to lower demand for our track component and friction management products, along with lower demand for Salient Systems products. Net sales declined $1.6 million at our United Kingdom operations, primarily due to lower sales of material handling products, along with a foreign currency translation of $540,000 that negatively impacted net sales.
     Gross Profit. Gross profit increased to $27.5 million for the nine months ended September 30, 2008, an increase of $1.2 million or 4.6%, from $26.3 million for the comparable period in 2007. The increase in gross profit is attributable to higher gross profit of $820,000 at SSD and $1.2 million at our Canadian operations, partially offset by lower gross profit of $812,000 at our United Kingdom operations. Higher gross profit of $820,000 at SSD is primarily due to higher gross profit from automotive products, primarily due to sales of our WinChockTM product. Gross profit at our Canadian operations increased $1.2 million primarily due to higher gross profit on higher sales volume of friction management products, along with a foreign currency translation of $524,000 that positively impacted gross profit. The decrease in gross profit of $812,000 at our United Kingdom operations is a combination of lower gross profit due to lower sales volume, primarily material handling products, along with a foreign currency translation that negatively impacted gross profit in the amount of $172,000.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $17.3 million for the nine months ended September 30, 2008, an increase of $392,000 or 2.3%, from $16.9 million for the comparable period in 2007. This increase is primarily due to increased expenses of $170,000 at SSD and $480,000 at our Canadian operations, partially offset by lower expenses of $238,000 at our United Kingdom operations and $107,000 in corporate shared services. The increase in selling, general and administrative expenses of $170,000 at SSD is primarily due to higher salaries and benefits, primarily incentive expense. Selling, general, and administrative expenses at our Canadian operations increased $480,000 reflecting a foreign currency translation of $277,000 that negatively impacted expenses along with an increase in salaries and benefit costs, primarily incentive expense, due to increased profitability. The $238,000 decrease in expenses at our United Kingdom operations is primarily due to a decrease in salaries and benefit costs, lower convention and trade show expenses, and lower business travel costs, along with a foreign currency translation of $114,000 which reduced selling, general, and administrative expenses. The decrease of $107,000 in corporate shared services is primarily due to lower professional fees related to Sarbanes-Oxley compliance efforts, partially offset by higher consulting expenses, legal fees, and stock compensation expense related to the 2008 stock option grant.
     Interest Expense. Interest expense decreased to $640,000 for the nine months ended September 30, 2008, a decrease of $307,000 or 32.4%, from $947,000 for the comparable period in 2007. This lower interest expense is a reflection of lower overall interest rates along with lower debt balances. Total debt obligations decreased to $17.5 million at September 30, 2008, from $19.7 million at September 30, 2007.
     Other (Income)/Expense. Other (income)/expense decreased to $77,000 of income for the nine months ended September 30, 2008, a decrease of $366,000 or 126.6%, from other expense of $289,000 for the comparable period in 2007. Other income in the current period includes foreign currency transaction gains of $60,000, and interest income of $42,000, partially offset by losses on disposal of assets. Other expense in the prior period includes foreign currency transaction losses of $280,000 and a $50,000 impairment loss on the Troy, New York property, partially offset by interest income and rental income.
     Provision for Income Taxes. Provision for income taxes increased to $2.6 million for the nine months ended September 30, 2008 from $2.3 million for the comparable period in 2007, reflecting an increase in income before taxes from $7.3 million for the nine months ended September 30, 2007 to $8.8 million for the nine months ended September 30, 2008. The effective tax rates on reported taxable income were 29.0% and 31.8% for the nine months ended September 30, 2008 and 2007, respectively. Our consolidated effective tax rate is impacted by our segments’ pro-rata share of consolidated income before taxes and related tax expense or benefit. Additionally, our consolidated effective tax rate reflects the benefit of Canadian research and development tax credits, which reduced income tax expense by $402,000 and $270,000, or 4.6% and 3.7% for the nine months ended September 30, 2008 and 2007, respectively. The IRS enacted new regulations, which became effective in 2008, that eliminate advantageous tax benefits that we previously received as a result of our Canadian business segment’s favorable tax structure. As a result, the tax benefits lost during the nine months ended September 30, 2008 were approximately $98,000 or 1.1%. We are not certain if these tax benefits, or future tax benefits, will be permanently lost. During the nine months ended September 30, 2007, income tax expense was higher by approximately $128,000 due to the income tax on the gain recorded in the United Kingdom on the sale in March 2007 of the Wrexham, Wales, United Kingdom facility, which impacted our consolidated effective tax rate by 1.7%. In conjunction with this transaction, the gain reported in the United Kingdom was effectively eliminated in the U.S. by the write-off of the remaining step-up basis, which originated in connection with the purchase of the Company in 1997.
     Net Income. Net income increased to $6.3 million for the nine months ended September 30, 2008, an increase of $1.3 million or 25.7%, from $5.0 million for the comparable period in 2007. Our basic and diluted net income per share increased to $0.65 for the nine months ended September 30, 2008, from $0.52 per share for the comparable period in 2007, on average basic and diluted shares outstanding of 9.6 million for both periods.
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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(In Thousands)

External sales	$12,352	$13,234	$34,929	$38,430
Intersegment sales	1,092	544	2,489	1,662
Operating income	1,960	2,162	5,066	5,148

Sales by product line(1)
Track component products	$6,791	$6,724	$19,469	$21,782
Friction management products and services	4,668	4,235	11,659	12,166
Wayside data collection and data management systems	1,039	2,238	3,764	4,773
Other products and services	946	581	2,526	1,371

Total product and service sales	$13,444	$13,778	$37,418	$40,092

(1)	Includes intersegment sales.
     For the three months ended September 30, 2008, external sales for RMP decreased by $882,000 or 6.7%, to $12.4 million from $13.2 million during the comparable period in 2007. The decrease in external sales is primarily due to lower sales of Salient Systems’ wayside data collection and data management products. Operating income for the three months ended September 30, 2008 decreased to $2.0 million from $2.2 million for the comparable period in 2007, a decrease of $202,000 or 9.3%, primarily due to lower gross profit from lower sales volume of Salient Systems’ products, offset by increases in gross profit on track components and friction management products. Operating income for the three months ended September 30, 2007 includes warranty expense of $300,000 for warranty claims associated with potentially defective BTRs (see Note 9 Commitments and Contingencies, Page 13).
     For the nine months ended September 30, 2008, external sales for RMP decreased by $3.5 million or 9.1%, to $34.9 million from $38.4 million during the comparable period in 2007. The decrease in external sales is primarily due to lower sales volume of track components, friction management products and Salient Systems’ products, partially offset by an increase in sales volume of other products and services, which includes car repair and service revenue. Operating income for the nine months ended September 30, 2008 decreased by $82,000 or 1.6% to $5.1 million from approximately $5.2 million for the comparable period in 2007, primarily due to lower gross profit from lower sales volume of both the wayside data collection products and track component products. Operating income for the nine months ended September 30, 2007 includes warranty expense of $1.1 million for warranty claims associated with potentially defective BTRs (see Note 9 Commitments and Contingencies, Page 13).

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(In Thousands)
External sales	$2,345	$2,012	$8,287	$6,227
Intersegment sales	—	—	—	(3)
Operating income	238	323	1,609	961

Sales by product line(1)
Automotive products	$1,326	$1,171	$5,125	$3,286
Chain securement systems	730	406	2,285	1,662
Strap securement systems	113	231	260	676
Other load securement systems	176	204	617	600

Total product and service sales	$2,345	$2,012	$8,287	$6,224

(1)	Includes intersegment sales.
     For the three months ended September 30, 2008, external sales for SSD increased by $333,000 or 16.6%, to $2.3 million from $2.0 million during the comparable period in 2007. The increase in external sales reflects higher sales of automotive products, primarily sales of our WinChockTM Uni-Level Vehicle Securement System, along with higher sales of chain securement systems. Operating income for the three months ended September 30, 2008 decreased to $238,000 from $323,000 during the comparable period in 2007, a decrease of $85,000 or 26.3%, primarily due to lower gross profit on lower overall sales volumes.
     For the nine months ended September 30, 2008, external sales for SSD increased by $2.1 million or 33.1%, to $8.3 million from $6.2 million during the comparable period in 2007. The increase in external sales reflects higher sales of automotive products, primarily sales of our WinChockTM Uni-Level Vehicle Securement System and chain securement systems, partially offset by lower sales of strap securement systems. Operating income for the nine months ended September 30, 2008 increased to $1.6 million from $961,000 during the comparable period in 2007, an increase of $648,000 or 67.4%. This increase is primarily due to higher gross profit on increased sales volume, partially offset by higher salary and benefit costs, along with higher incentive expense due to increased profitability.
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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(In Thousands, Except Translation Rate)
External sales	$7,502	$4,579	$21,457	$18,265
Intersegment sales	1,875	1,632	5,358	5,418
Operating income	1,486	325	3,165	2,450
Average translation rate of Canadian dollar to United States dollar	0.9598	0.9578	0.9814	0.9153

Sales by product line(1)
Rail anchors and spikes	$3,461	$2,934	$12,820	$12,542
Friction management products and services	5,426	2,950	12,745	10,089
Other products and services	490	327	1,250	1,052

Total product and service sales	$9,377	$6,211	$26,815	$23,683

(1)	Includes intersegment sales.
     For the three months ended September 30, 2008, external sales for Canada increased by $2.9 million or 63.8%, to $7.5 million from $4.6 million during the comparable period in 2007. This increase in sales reflects $2.9 million of higher sales primarily related to friction management products. Operating income for the three months ended September 30, 2008 increased to $1.5 million from $325,000 during the comparable period in 2007, an increase of $1.2 million or 357.2%. The increase is primarily due to higher gross profit on increased sales volume of friction management products. Operating income was for Canada was negatively impacted by approximately $163,000 for the three months September 30, 2008 due to potentially defective raw material on one of our track component product lines. We are working with the supplier to resolve this issue.
     For the nine months ended September 30, 2008, external sales for Canada increased by $3.2 million or 17.5%, to $21.5 million from $18.3 million during the comparable period in 2007. This increase reflects a $1.4 million foreign currency translation that positively impacted external sales, along with higher sales of friction management products. Operating income for the nine months ended September 30, 2008 increased to $3.2 million from $2.5 million during the comparable period in 2007, an increase of $715,000 or 29.2%. This increase is primarily due to higher gross profit on increased sales volume of friction management products, along with a foreign currency translation of $211,000 that positively impacted operating income. Operating income for Canada was negatively impacted by approximately $163,000 for the nine months September 30, 2008 due to potentially defective raw material on one of our track component product lines. We are working with the supplier to resolve this issue.
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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(In Thousands, Except Translation Rate)
External sales	$7,445	$8,173	$20,008	$21,650
Intersegment sales	—	—	—	146
Operating income	872	1,259	2,059	2,608
Average translation rate of British pound sterling to United States dollar	1.8937	2.0262	1.9454	1.9979

Sales by product line(1)
Friction management products and services	$3,448	$3,166	$8,709	$8,016
Material handling products	2,715	3,730	7,060	9,479
Track component products	1,282	1,277	4,239	4,301

Total product and service sales	$7,445	$8,173	$20,008	$21,796

(1)	Includes intersegment sales.
     For the three months ended September 30, 2008, external sales at our United Kingdom operations decreased by $728,000 or 8.9%, to $7.4 million from $8.2 million during the comparable period in 2007. This decrease is primarily due to lower sales of material handling products, along with a foreign currency translation of $521,000 that negatively impacted external sales, partially offset by higher sales of friction management products. Operating income for the three months ended September 30, 2008 decreased to $872,000 from $1.3 million during the comparable period in 2007, a decrease of $387,000 or 30.7%, which is primarily due to lower gross profit on lower sales volume of material handling products, along with a foreign currency translation of $56,000 that negatively impacted operating income.
     For the nine months ended September 30, 2008, external sales at our United Kingdom operations decreased $1.6 million or 7.6%, to $20.0 million from $21.7 million during the comparable period in 2007. This decrease is primarily due to lower sales of our material handling products, along with a foreign currency translation of $540,000 that negatively impacted external sales, partially offset by higher sales of friction management products. Operating income for the nine months ended September 30, 2008 decreased to $2.1 million from $2.6 million during the comparable period in 2007, a decrease of $549,000 or 21.1%. The decrease in operating income is primarily due to lower gross profit on lower sales of material handling products, along with a foreign currency translation of $54,000 that negatively impacted operating income.
Liquidity and Capital Resources
     Our cash flow from operations is the primary source of financing for internal growth, capital expenditures, repayment of long-term obligations, dividends to our shareholders, and other commercial commitments. The most significant risk associated with our ability to generate sufficient cash flow from operations is the overall level of demand for our products. Our total cash balance was $6.1 million at September 30, 2008. In addition to cash generated from operations, we have revolving and overdraft credit facilities in place to support the working capital needs of each of our business segments. We believe that our cash flow from operations and the ability to borrow additional cash under our working capital facilities along with our existing cash balances will be sufficient to meet our cash flow requirements and growth objectives over the next twelve months.
     On October 24, 2008, PNC Financial Services Group Inc. of Pittsburgh, Pennsylvania announced it has signed an agreement to acquire National City Corp. of Cleveland, Ohio. As disclosed in Note 4, Long Term Debt, Page 7, we have a number of lending facilities with National City Bank. At this time, we are unaware of the impact, if any, this will have on our ability to finance our working capital requirements. See Note 13 Subsequent Events, Page 18, for additional details.
     Cash Flow Analysis. During the nine months ended September 30, 2008 we generated $4.7 million in cash from operating activities compared to generating $4.1 million in cash from operating activities during the same period in 2007. Cash generated from operations in the current period is due to net income of $6.3 million in the current period, compared to $5.0 million during the same period of 2007, an increase of $1.3 million. Additionally, we incurred depreciation and amortization expense of $2.3 million compared to $2.7 million in 2007, a decrease of $429,000, primarily because several assets related to the December 1997 purchase of the Company were fully-depreciated as of December 31, 2007. As a result, we expect depreciation expense for 2008 to be approximately $340,000 lower than 2007, which will primarily affect the RMP segment. This decrease will be partially offset by depreciation expense on assets which will be placed in service during 2008. Cash provided by operations also includes a $2.3 million increase in accounts payable balances, primarily due to the timing of payments to vendors. Cash used in operations during the nine months ended September 30, 2008 includes a $3.9 million increase in inventory balances to meet customer demand, a $1.7 million increase in accounts receivable balances due to increased net sales, and $814,000 in defined benefit pension plan contributions.
     Net cash used in investing activities was $2.4 million for the nine months ended September 30, 2008, compared to cash provided by investing activities of $836,000 during the same period in 2007. Cash used in investing activities is primarily due to capital expenditures of $2.3 million. We previously obtained Board of Director approval for approximately $1.9 million of capital improvements, specifically related to our track component products, to be made to our Huntington, West Virginia manufacturing facility. We anticipate that these projects will be finalized during the fourth quarter of 2008. As of September 30, 2008, we have spent approximately $1.7 million on these projects. Our capital expenditures upgrade our machinery and equipment, improve our facilities, support new strategic initiatives or develop new products. We believe that the overall level of capital spending for our business segments is sufficient to remain competitive.
     Net cash used in financing activities was $116,000 for the nine months ended September 30, 2008, compared to $2.9 million of cash used in financing activities during the comparable period in 2007. Cash used for financing activities in 2008 includes repayments of long-term debt obligations of $3.0 million and proceeds from a new term loan of $1.8 million to fund capital improvements, primarily related to track component products, at our Huntington, West Virginia manufacturing facility. Cash used from financing activities also includes payment of cash dividends of $1.7 million on common stock paid to shareholders. Cash provided by financing activities in 2008 includes $3.1 million of net borrowings on working capital facilities.
Financial Condition
     At September 30, 2008, total assets were $107.9 million, an increase of $3.6 million or 3.5%, from $104.2 million at December 31, 2007. The increase at September 30, 2008 is primarily due to higher inventory balances of $2.8 million to support customer demand. In addition, cash and cash equivalents increased $1.8 million, primarily due to operating activities, which generated $4.7 million of cash during the current period.
     Total outstanding debt obligations were $17.5 million at September 30, 2008, an increase of $1.2 million or 7.3% from $16.3 million at December 31, 2007. The increase primarily reflects short-term borrowings, which increased by $3.1 million during the current period, along with accessing $1.8 million from a line of credit with Boone County Bank, to fund capital expenditures at our Huntington, West Virginia manufacturing facility. See Note 4 Long Term Debt, Page 7 for more information. During the nine months ended September 30, 2008, we repaid $3.0 million of long-term debt obligations.
     The products that we manufacture and sell, such as our rail joints, rail anchors and rail spikes, require steel as a major element in the production process. Worldwide demand for steel began to significantly increase in 2004, which resulted in market price increases for steel, along with surcharges, being added to our raw material costs. Over the next few years we began to see a transition from surcharges on some purchases to higher base prices for steel used in our track component products. During the first six months of 2008, steel prices remained historically high, and we continued to see a combination of higher base prices and steel surcharges. We have been able to successfully pass on some higher material costs and most of the steel surcharges to our customers, but higher material costs have had an impact on our financial results. There have been periods of tighter availability in some markets due to the increased demand, which resulted in some changes to our purchasing patterns. However, with the current global economic crisis, the steel markets have softened somewhat and we have seen some decreases in steel prices during the current quarter. If a prolonged increase in steel prices should continue and we are unable to pass on higher costs to our customers, our future earnings could be negatively impacted.
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
     Goodwill and Other Intangible Assets. We assess the impairment of goodwill and other intangible assets at least annually and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the goodwill of each of our reporting units and our indefinite-lived intangible assets for impairment as required under SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to identify a potential impairment and the second step measures the amount of an impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. The fair values of our reporting units are determined using a discounted cash flow analysis based upon historical and projected financial information. The intangible assets of Salient Systems are tested following the same process. The estimates of future cash flows, discount rates, and long-term growth rates, based on reasonable and supportable assumptions and projections, require our judgment. Factors that could change the result of our goodwill and intangible asset impairment test include, but are not limited to, different assumptions used to forecast future revenue, expenses, capital expenditures and working capital requirements used in our cash flow models. In addition, selection of a risk adjusted discount rate on the estimated undiscounted cash flow is susceptible to future changes in market conditions and when unfavorable, can adversely affect our original estimates of fair values. As such, to account for the uncertainty inherent in our estimates and future projections, we perform sensitivity analyses to determine our margin of error. Since adoption of SFAS No. 142, we have not recognized any impairment of goodwill or intangible assets.
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
     As a result of the Vulcan asset acquisition, we assigned fair values of $2.2 million to customer relationships, $890,000 to a unique customer relationship, $342,000 to vehicle restraint assembly technology (G-Van patent), $47,000 to a supply agreement and $5,000 to non-compete agreements. We also determined that there was $830,000 of goodwill to be recorded as part of this transaction. The goodwill balance increased to $1.1 million at September 30, 2008, primarily due to an accrued earn-out based upon sales volume, which is recorded as an increase of the total purchase price. During the three and nine months ended September 30, 2008, total earn-out payments of $97,000 and $195,000, respectively, were paid to the former owners of Vulcan. During the three and nine months ended September 30, 2007, total earn out payments of $35,000 and $77,000, respectively, were paid to the former owners of Vulcan. In addition, we have estimated that the customer relationships, a unique customer relationship, vehicle restraint assembly technology, supply agreement, and non-compete agreements have definite lives of 19 years, 17 years, 11 years, 3 years and 7 years, respectively, due to our estimates that the projected economic earnings associated with these intangible assets will begin to lapse after these time frames. We will monitor these assets to determine if certain events occur that could cause the lives assigned to these intangible assets to become shorter than originally assigned. We would then assign a shorter future estimated life based on the years that we feel that the product would have value in the marketplace and record an impairment charge in the proper accounting period.
     During the first quarter 2008, our customer, on whom the value of our unique customer relationship intangible asset is based, was forced to temporarily shut down operations at one of its plants due to a supplier strike. As a result of this shutdown, sales of our G-Van product to this customer were negatively affected. Our G-Van product is designed by utilizing our patented vehicle restraint assembly technology (G-Van patent); as such, the value assigned to this patent is based upon the revenue stream from sales of the G-Van product. In May 2008, the supplier strike ended, and our customer re-opened its operations. As a result, in June 2008, we resumed sales of our G-Van product to this customer. At September 30, 2008, we have not experienced and do not anticipate further shutdowns at our customer’s plant; however, future shutdowns could negatively impact sales of our G-Van product to this customer, which could negatively impact financial projections associated with these intangible assets. Lower financial projections could result in lower fair values for these intangible assets, which could trigger an impairment charge.
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
     Warranty Reserves. Most of our products are covered by a replacement warranty. We establish warranty reserves for expected warranty claims based upon our historical experience, or for known warranty issues and their estimable replacement costs. During the second quarter 2007, we became aware of a problem with RMP’s Bonded to Rail (BTR) joint bars manufactured in Huntington, West Virginia. Warranty expense of $760,000 was recognized during the three and six months ended June 30, 2007. For the year ended December 31, 2007, we recognized warranty expense of $1.3 million related to defective BTRs. No warranty expense for potentially defective BTRs was recognized during the three or nine months ended September 30, 2008. The balance in the BTR warranty reserve at September 30, 2008 is $216,000, which management expects to be adequate to cover expected future costs associated with potentially defective BTRs. Although we believe that $216,000 is a reasonable estimate of our potential exposure for warranty claims on BTRs as of September 30, 2008, changes in the components of our estimate due to new information and future events could cause this estimate to vary significantly. There can be no assurance at this point that future costs pertaining to this issue will not have a material impact on our financial condition or results of operations. See Note 9, Commitments and Contingencies, Page 13 for further details.
     Retirement Benefit Plans. We maintain defined benefit pension plans that cover a significant number of our active employees, former employees and retirees. We account for these plans as required under SFAS No. 87, Employers’ Accounting for Pensions and SFAS No. 158, Employer’s Accounting for Defined Benefit Plans and Other Postretirement Plans. The liabilities and expenses for pensions require significant judgments and estimates. These amounts are determined using actuarial methodologies and incorporate significant assumptions, including the rate used to discount the future estimated liability, inflation, the long-term rate of return on plan assets and mortality tables. Management has mitigated the future liability for active employees by freezing all defined benefit pension plans effective December 31, 2003. The rate used to discount future estimated liabilities is determined based upon a hypothetical double A yield curve represented by a series of annualized individual discount rates from one-half to thirty years. Our inflation assumption is based on an evaluation of external market indicators. The long-term rate of return is estimated by considering historical returns and expected returns on current and projected asset allocations. The effects of actual results that differ from these assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligations in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our obligations and future expense.
     As interest rates decline, the actuarially calculated retirement benefit plan liability increases. Conversely, as interest rates increase, the actuarially calculated retirement benefit plan liability decreases. Past declines in interest rates and equity markets have had a negative impact on the retirement benefit plan liability and fair value of our plan assets. As a result, the accumulated benefit obligation exceeded the fair value of plan assets at December 31, 2007; however, as a result of an increase in interest rates during 2007, which increased the discount rate used to calculate our 2007 retirement benefit plan liability, our liability at December 31, 2007 is less than the liability at December 31, 2006, which resulted in a $1,380,000, net of tax, increase in shareholders’ equity. As a result of the current economic uncertainty and unstable financial markets, we may have a significant impact to the market value of our plan assets resulting in additional required plan contributions. At this time, we are projecting $4.0 million of additional contributions to our retirement benefit plans over the next five years. See Note 9, Commitments and Contingencies, page 13 for additional information.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to interest rate risk on our long-term debt obligations and our working capital facilities are under floating interest rate arrangements. We have determined that these risks are not significant enough to warrant hedging programs. If interest rates increase we will be exposed to higher interest rates and we will be required to use more cash to settle our long-term debt obligations. As interest rates increase on our variable long-term debt, it will have a negative impact on future earnings because the interest rates will increase our interest expense. Conversely, if interest rates decrease on our variable long-term debt, it will have a positive impact on future earnings because lower interest rates will decrease our interest expense. Based upon our long-term debt amounts as of September 30, 2008, for every 100 basis points increase or decrease in the interest rate on our long-term debt, our annual interest expense will fluctuate by approximately $175,000.
     In addition, we are exposed to foreign currency translation fluctuations with our international operations. We do not have any foreign exchange derivative contracts to hedge against foreign currency exposures. Therefore, we are exposed to the related effects when foreign currency exchange rates fluctuate. If the U.S. dollar strengthens against the Canadian dollar and/or the British pound sterling, the translation rate for these foreign currencies will decrease, which will have a negative impact on our operating income. For example, for the three and nine months ended September 30, 2008, for every 1/100 change in the exchange rate of the Canadian dollar to the U.S. dollar, our Canadian operation’s operating income would have changed by $14,000 and $32,000, respectively. Further, for every 1/100 change in the exchange rate of the British pound sterling to the U.S. dollar, the impact on operating income for our United Kingdom operation for the three and nine months ended September 30, 2008 would have been $4,000 and $10,000, respectively. Foreign currency translation fluctuations have no impact on cash flows as long as we continue to reinvest any profits back into the respective foreign operations.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are involved from time to time in lawsuits that arise in the normal course of business. We actively and vigorously defend all lawsuits. We have been named with numerous other defendants in an environmental lawsuit. The plaintiff seeks to recover costs which it has incurred, and may continue to incur, to investigate and remediate its former property as required by the New York State Department of Environmental Conservation (NYSDEC). We have not been named as a liable party by the NYSDEC and believe we have no liability to the plaintiff in the case. We filed a motion for summary judgment seeking a ruling to have us dismissed from the case. In November 2003, the motion for summary judgment was granted and we were dismissed from the case by the United States District Court for the Northern District of New York. In March 2004, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit, appealing, in part, the District Court’s decision to dismiss all claims against us. In April 2005, the plaintiff’s appeal was dismissed by the Second Circuit Court without prejudice, and the matter was remanded to the United States District Court for the Northern District of New York for consideration in light of a recent United States Supreme Court decision. As a result, in June 2006, the District Court dismissed all claims brought by the plaintiff pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA or Superfund). On July 24, 2006, the plaintiff filed a notice of appeal to the Second Circuit. In January 2008, the plaintiff’s appeal was dismissed again by the Second Circuit Court without prejudice, and the matter was remanded to the District Court for consideration in light of a more recent United States Supreme Court decision. On July 16, 2008, the District Court decided that the United States Supreme Court decision did not necessitate any change in the District Court’s prior determinations in this case and held that all of its prior rulings stand. On August 4, 2008, the plaintiff filed a notice of appeal to the Second Circuit Court. This appeal is currently in the briefing process. Ongoing litigation may be protracted, and we may incur additional ongoing legal expenses, which are not estimable at this time.
ITEM 1A. RISK FACTORS
Recent economic uncertainty in the United States and other worldwide economies may affect our results of operations or financial condition, or adversely impact our ability to access our credit facilities.
     During 2008 the United States economy and other worldwide economies experienced a significant downturn. In addition, credit facilities were significantly curtailed during the nine months ended September 30, 2008. While we have not experienced any significant adverse effects to our operations or financial condition as a result of the foregoing, there can be no assurance that our operations or ability to obtain financing will not be materially and adversely affected in future periods.
     Items that could be impacted by the economic uncertainty include the ability to borrow from our existing working capital facilities. The current worldwide economic uncertainty has resulted in a much tighter availability of credit from financial institutions. Additionally, the weakening of foreign currencies, relative to the U.S. dollar, caused by the economic uncertainty may adversely impact the results of operations from our international operating divisions.
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

PORTEC RAIL PRODUCTS, INC.
Date: November 6, 2008	By:	/s/ Richard J. Jarosinski
Richard J. Jarosinski, President and
Chief Executive Officer

Date: November 6, 2008	By:	/s/ John N. Pesarsick
John N. Pesarsick, Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002