Form 10-K
period 2008-12-31
PORTEC RAIL PRODUCTS INC
filed 2009-03-13
CIK 1263074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES ☐   NO ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2008, as reported by the NASDAQ Global Market, was $69.8 million.
As of February 28, 2009, there were issued and outstanding 9,602,029 shares of the Registrant’s Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE:
(1) Proxy Statement for the 2009 Annual Meeting of Stockholders of the Registrant (Part III).
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
          The Company identifies below important factors that could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. In particular, the Company’s future results could be affected by a variety of factors, such as:
•	the length and severity of the current worldwide recession;

•	customer demand;

•	competitive dynamics in the North American and worldwide railroad and railway supply industries;

•	capital expenditures and maintenance spending by the railway industry in North America and worldwide;

•	economic conditions, including changes in inflation rates or interest rates;

•	product development and the success of new products;

•	our ability to successfully pursue, consummate and integrate attractive acquisition opportunities;

•	changes in laws and regulations;

•	the development and retention of sales representation and distribution agreements with third parties;

•	limited international protection of our intellectual property;

•	the loss of key personnel;

•	fluctuations in the cost and availability of raw materials and supplies, and any significant disruption of supplies;

•	foreign economic conditions, including currency rate fluctuations;

•	political unrest in foreign markets and economic uncertainty due to terrorism or war;

•	exposure to pension liabilities;

•	seasonal fluctuations in our sales;

•	technological innovations by our competitors; and

•	the importation of lower cost competitive products into our markets.
          The Company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.

PART I
ITEM 1. BUSINESS
Overview
          Portec Rail Products, Inc. (sometimes herein referred to as “we,” the “Company,” or “Portec Rail Products”) was incorporated in West Virginia in 1997, in conjunction with the purchase of rail-related assets and select material handling assets of Portec, Inc. We along with our predecessor, Portec, Inc., have served the railroad industry since 1906 by manufacturing, supplying and distributing a broad range of rail products, including rail joints, rail anchors, rail spikes, railway friction management products and systems, railway wayside data collection and data management systems and freight car securement systems. We also manufacture material handling equipment for industries outside the rail transportation sector at our United Kingdom operation. We serve both the domestic and international markets.
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
          Our corporate headquarters is located at 900 Old Freeport Road, Pittsburgh, Pennsylvania 15238. Our telephone number is (412) 782-6000.
Recent Developments
          The American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package, was signed into law on February 17, 2009, by President Obama. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients until the recipient has repaid the Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency. At this time, we are unable to assess what the impact of ARRA will be on our business or on our ability to secure funding from financial institutions.
Railway Maintenance Products Division — “RMP”
          RMP, our largest business segment, provides track component and friction management products and services to railroads, transit systems and railroad contractors from our manufacturing and assembly plant located in Huntington, West Virginia. Our wholly-owned subsidiary, Salient Systems, Inc. (Salient Systems), provides our railroad customers with railway wayside detection and operating asset data management systems from its engineering and assembly operation in Dublin, Ohio. Approximately 90% to 95% of our sales from this entire business segment are to our United States and Canadian customers while 5% to 10% of our sales from this segment are to other customers. RMP’s administrative functions such as customer service, engineering, purchasing and accounting are conducted in Pittsburgh, Pennsylvania in the same office location as our corporate headquarters.
          Track Component Products. We sell a variety of products used on new or existing track work for repair. The primary customers for these products are Class I railroads, regional railroads, local railroads, railroad contractors and transit systems. These products include standard and insulated rail joints, gauge plates, and curve blocks.

          RMP is a major supplier of rail joints in the North American market. Rail joints are high strength steel bars, designed to join rails together while maintaining rail strength and continuity. Many joints are designed to be insulated from the rail to facilitate the railway signal system. Low voltage current is transmitted through the rail and segments of the track are electrically isolated through the use of insulated rail joints. We furnish our customers epoxy-bonded insulated joints, polyurethane-encapsulated insulated joints and epoxy fiberglass (non-steel) insulated joints.
          As railroads have increased axle loads, train speeds and utilization of main lines, the demands placed upon the rail joint also have increased. To meet these demands, we have expanded and improved our product line of standard joints, bonded insulated joints, polyurethane-encapsulated insulated joints and fiberglass epoxy insulated joints. Continued technological advancements in metallurgy and adhesives in addition to engineering tools such as computer aided design analysis and advanced product testing processes enable us to provide a higher level of product performance.
          Friction Management Products and Services. As the North American market leader, our friction management products and services control the coefficient-of-friction at the rail/wheel interface thus improving train-operating efficiency, reducing track stresses and lowering related maintenance costs for our customers. Friction management includes gauge face lubrication with rail curve greases and top-of-rail applications with friction modifiers such as our KELTRACK® Trackside. A friction modifier is designed to maintain friction levels that help provide for efficient train control and dynamics. Lubricants and friction modifiers can be applied by a fixed station at the side of the track (wayside application), by a specifically equipped truck as it moves along the rails (hi-rail application), or by units mounted on a locomotive, a special rail car inside the train consist, or transit system car (on-board application). The dominant technology of applying lubricants or friction modifiers to the rail is a wayside assembly of a tank housing a pump which feeds special distribution bars fastened to the rail. As railroads increase axle loads and utilization of main lines, friction management becomes increasingly more important. RMP designs, manufactures and sells the equipment for our friction management applications, and acts as a distributor for various other lubricants used in gauge face lubrication applications. RMP also has exclusive distributor rights for utilizing a mobile rail-mounted tribometer for use in monitoring friction levels of rail.
          Our most advanced wayside friction management system is the Protector® IV application system which we began producing and selling in August 2000. The Protector® IV is suitable for transit and freight railroad solutions. It reduces rail wear, lateral forces and noise, and is in service in North America, South America, Europe and Asia. The Protector® IV is the most complete wayside system developed to function in the wide array of operating conditions found in these markets.
          We believe we offer our customers the widest choice of railway friction management products and services for most applications and have a dominant share of the North American market for railway friction management products.
          Wayside Data Collection and Data Management Systems. Salient Systems designs, manufactures and provides wayside measurement and detection products, services and support for both the domestic and the international railway transportation industry. Salient Systems’ products are engineered to enhance our rail customers’ equipment utilization by improving reliability and reducing maintenance expense.
          Salient Systems’ three major product lines fall under its comprehensive set of solutions for the global railroad market as its IntelliTrack® technologies.
          Wayside Data Collection Systems. The wayside data collection systems focus on the health of rolling stock:
•	Wheel Impact Load Detector — continually monitors locomotive and rail car wheel health by measuring and reporting the impact loads from moving trains allowing for the targeted removal of defective wheels from service.

•	Hunting Truck Detector — Provides alarms for excessive lateral forces caused by hunting trucks before they significantly contribute to the rapid wear of rail and rail cars.

•	Truck Performance Detector — Provides alarms for rail cars whose suspension systems are not tracking properly along curved track due to worn or defective undercarriages.

•	Automatic Vehicle Overload & Imbalance Detector — Provides alarms for overloaded or imbalanced rail cars at track speeds with an additional high speed weigh-in-motion capability.

•	Low Hose Detector — Provides alarms for low or dragging coupling hoses on rail cars by means of an optical sensing approach to minimize false alarms common to mechanically-based systems.

•	Railstress Monitor — Provides rail-neutral temperature and rail stress readings in order to allow proper management of rail laying and maintenance procedures.

•	StressNet® — A strategic network of proprietary Railstress Monitors installed along the rail that routinely measure and record a region’s longitudinal stress and temperature history. The data can then be uploaded for analysis and reporting by the StressNet® Data Management System.
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
          In October 2006, we acquired the railroad product line assets of Vulcan Chain Corporation (Vulcan), a Detroit, Michigan manufacturer of freight securement products for the railroad industry. Since the acquisition date, the Vulcan assets and results of operations have been included in the Shipping Systems business segment and the consolidated financial statements. See Notes to Consolidated Financial Statements — Acquisition of Vulcan Chain Corporation Assets, Note 2, page 46.
          SSD continues to work closely with railcar owners and shippers to promote its patented WinChockTM securement system for transporting heavy-duty highway truck tractors. SSD has also developed and successfully passed the Association of American Railroads’ (AAR) established criteria for a new higher-capacity bridge plate.

Portec Rail Nova Scotia Company, our wholly-owned Canadian subsidiary — “Canada”
          In conjunction with the acquisition of Kelsan, we established a new Canadian subsidiary, Portec Rail Nova Scotia Company, and transferred ownership of Portec, Rail Products Ltd. to Portec Rail Nova Scotia Company. This subsidiary was initially established to provide a legal structure for our Canadian entities that would provide the most advantageous tax benefits under both Canadian and United States income tax laws. In 2007, the United States Internal Revenue Service (IRS) enacted new regulations that had a potentially adverse impact on our previous favorable tax position, and resulted in a restructuring of the debt obligations of the Portec Rail Nova Scotia entity in December 2008. Management has evaluated the tax structure of our Canadian business segment and implemented a plan that we believe will preserve the tax benefits under this new debt structure.
          Our Canadian operations produce rail anchors and rail spikes at our manufacturing plant in St. Jean, Quebec, primarily for the Canadian railroads, with some products exported to the United States and for other international customers. Rail anchors and rail spikes are devices used to secure rails to wooden ties to restrain the movement of the rail. We also design, manufacture, and sell friction management products from our facility in Lachine, Quebec, a suburb of Montreal.
          Our Kelsan Technologies operation is headquartered in Vancouver, British Columbia. Kelsan is an innovative developer of friction control solutions, which control friction at the wheel/rail interface in order to reduce costs and improve performance. Used by transit and freight rail companies around the world, Kelsan’s patented friction control solutions extend rail and wheel life, improve fuel efficiency, reduce green house gas emissions, and also reduce noise, lateral forces, and short pitch corrugations. Kelsan markets the environmentally friendly technology to customers in both liquid and solid sticks through a variety of delivery systems.
          For its liquid products Kelsan manufactures KELTRACK®, which is a patented water-based liquid friction modifier. KELTRACK® is applied using a Portec Rail Products Protector® IV Top-Of-Rail application system, or through a variety of other application methods for hi-rail or on-board systems. When applied, KELTRACK® leaves a dry thin film on the top of the rail surface. The thin film is then transferred to the vehicles from the top of the rail and provides friction control between the wheel/rail interface. KELTRACK® is manufactured in different formulas matched to a variety of applications in both freight and transit systems.
          For its solid stick products, Kelsan manufactures a spring-applied solid lubricant stick made of unique ingredients that when applied to a rail wheel flange or tread, help improve the lubrication and traction qualities of the rail/wheel interface.
          There are two major Canadian transcontinental railroads, the Canadian Pacific Railway and the Canadian National Railway, that we serve from our Canadian operations, and a number of regional railroads. Kelsan also has an established network of agents and distributors throughout the world, in particular Europe and Asia, to supplement its sales team. This network is now used to aggressively promote our friction management equipment into these two key markets, while realizing continuing ongoing sales of the friction modifier solutions being pumped onto the rails through our equipment.
Portec Rail Products (UK) Ltd., our wholly-owned United Kingdom subsidiary — “United Kingdom”
          In the United Kingdom, we operate and serve our customers in two different markets. Our Portec Rail Group in Sheffield, England serves our United Kingdom and European customers. Product lines include friction management products and services and track component products similar to those of our North American divisions. We design and manufacture a complete line of rail joints including the Coronet epoxy (glue) insulated rail joints, a Coronet nylon-encapsulated insulated joint, and also distribute a complete line of track fastener to the United Kingdom railways as well as to international customers. The Portec Rail Group in Sheffield also designs and sells friction management products for the United Kingdom and European markets and distributes KELTRACK® trackside friction modifiers and Protector® IV application systems.
          In the material handling market, we operate and serve our customers from our location in Leicester, England, under the trade name of Conveyors International (CI Logistics). Our material handling operation designs, manufactures and sells various products, such as overhead and floor conveyors, expandable boom conveyors, racking systems and mezzanine flooring systems. Our material handling systems are designed to provide our customers with a total solution to moving products throughout their factory, offloading their products from trucks and moving their goods in other types of applications. Our Quodeck product line is a line of racking systems, mezzanine floor systems and turnkey equipment mainly used in the garment distribution industry.
          During the third quarter 2006, we announced a business reorganization plan, which consolidated our rail and material handling operations in the United Kingdom from four locations into two, one at our Sheffield, England facility (rail) and the other at our Leicester, England facility (material handling). Prior to December 2006, we also had locations in Stone, England and Wrexham, Wales. As a result of the business restructuring during 2006, we closed the Stone and Wrexham locations, and sold our Wrexham facility for approximately $2.0 million (£1,025,000 pounds sterling) in March 2007. The reorganization was substantially complete as of December 31, 2006, and was finalized during the first quarter 2007.
          In April 2006, we acquired the common stock of Coronet Rail, Ltd. (Coronet Rail), a United Kingdom-based manufacturer of railway track component products. Coronet Rail is operated under the United Kingdom business segment. See Notes to Consolidated Financial Statements — Acquisition of Coronet Rail, Ltd., Note 3, page 47.
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
Alliances
          We have created alliances with independent strategic partners within our industry to broaden the scope of our existing friction management products and services that we provide to our customers. In 2000, we formed an informal alliance of technology companies to enhance friction management solutions for the wheel/rail interface; however, since 2000, some of the original members such as Kelsan Technologies and Salient Systems have become wholly-owned subsidiaries of our company. Except for these wholly-owned subsidiaries and two other independent members, there are no formal written agreements among all the other members of the alliance. Under the Friction Force® registered trademark brand of products and services, the alliance strengthens our market position in lubrication and friction management and enables us to deliver improved solutions with enhanced value to our customers. For one independent alliance member, we have a written agreement that names us as the exclusive North American distributor for the SoyTrak™ Rail Curve Lubricant, a biodegradable, environmentally-friendly soy-based lubricant developed and manufactured by Environmental Lubricants Manufacturing, Inc. For the other independent alliance member, we have a written exclusive distributorship for DMF (Diversified Metal Fabricators) to market and use a mobile rail-mounted tribometer which measures rail friction in order to help manage our friction management application methods. These alliances evolve as needed to address market opportunities as well as to most effectively serve our customers.
Industry Overview
          We provide products and services primarily for the railway industry, which includes freight railroads and transit systems. However, the demand for our products could be impacted by the continuing fluctuation in energy costs and the current economic conditions. We service the railway industry, which is dependant on the rising and falling costs of energy. Rail traffic, car loadings, new freight-car builds, capital expenditures and maintenance spending are factors that impact the demand for our products and services. The railway industry in North America and worldwide is a capital intensive industry, and our sales may be impacted by the industry’s capital expenditures and maintenance spending for programs designed to increase the efficiency and productivity of rail operations and for routine maintenance of rail operations. Deregulation and consolidation in the railroad industry, market competition between railroads and trucking and the impact of the global economy continue to impact the railway industry, including the railway supply market. We believe the railway industry is in a long-term growth trend despite the current global economic crisis.

          The Surface Transportation Board, the federal agency responsible for the economic regulation of the railroad industry, designates United States freight railroads into three classes based upon their operating revenues. “Class I” railroads are defined as those with operating revenue of at least $359.6 million in 2007; “Class II” railroads had between $28.8 million and $359.6 million of operating revenue in 2007; “Class III” railroads had less than $28.8 million of operating revenues in 2007.
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
          Since 1979, consolidation in the North American railroad industry has resulted in 36 Class I railroads being reduced to seven. In particular, several mergers of large U.S. railroads have occurred in the last 20 years. We believe that the improved efficiency and service capability of the larger railroads ultimately tends to boost rail traffic, which is an important driver of the demand for our products.
Business Strategy
          Our business strategy is to (i) increase the market share of our track component products that serve as the foundation for our railway business; (ii) advance the technology and expand the friction management products and services along with our wayside detection and data operating management systems that we offer to railroads and transit system companies in North America while expanding our geographic footprint globally, with a primary focus on Europe, South America and Asia; (iii) increase our offering of products and services to assist businesses in loading, securing and transporting materials on railcars; (iv) increase the sales and profitability of our material handling products; and (v) continue to seek accretive acquisition opportunities that can assist in growing our business by complementing or expanding our existing products and services.
Sales and Marketing
          Each of our business units initiates their individual sales programs, which vary due to the different product lines and geographic locations. Our marketing efforts include promoting our business through trade show presentations, industry research/application papers, trade magazine advertising, a worldwide sales distribution network and through our website. In addition, our managers and engineers participate in various industry conferences and industry professional organizations to interface with customer engineers and end users of our products. The business units also use an in-house sales department to sell replacement parts and field service and a combination of employee sales personnel, third party sales representatives and distributors to call on customer purchasing managers, engineers and operations managers. Internationally, we also utilize a network of agents across Europe, South America and Asia and our internal sales employees to reach current customers and cultivate potential customers in these areas.
Sources and Availability of Raw Materials and Supplies
          The products we manufacture and sell require a supply of raw materials, including steel and steel fabrications and numerous specialty components, such as pumps, distribution bars and electronic controls. There are at least two suppliers for most components. Inventory levels are continually monitored to ensure adequate supplies are available to meet our production requirements. Periodically, advance purchases are made to avoid possible shortages of material due to capacity limitations of component suppliers and possible price increases. We rely on established relationships with major suppliers to ensure the availability of raw materials and specialty items rather than long term supply contracts. However, when raw material prices are volatile we will consider the use of multi-year supply agreements. Our goal is to maintain good relationships with our suppliers and we have not experienced any significant interruptions in recent years in the supply of raw materials or specialty components.
          The fluctuating costs of our raw materials and supplies could negatively impact our profits. As the volatility of the markets continues to change, so does the pricing of our raw materials and supplies. We may not have the ability to incorporate these price changes into the marketing of our products due to contract constraints and competitive pricing pressures. Accordingly, this may limit our ability to maintain existing margins, and may also have a material effect on our operating profits.
          Although there are a large number of domestic and foreign suppliers of steel and steel fabricators, our RMP segment relies upon two primary steel suppliers for a substantial amount of its joint bar steel, but also has three other domestic steel suppliers. The steel that we purchase is priced via combination of prevailing market prices and previously negotiated customer prices. RMP has utilized steel suppliers in China for some of its domestic steel requirements. This provides an additional steel source as we continue to monitor the prices and availability from our domestic steel suppliers. Our Montreal operation obtains the bulk of its steel supply for rail spikes and rail anchors from three steel suppliers. There is an informal agreement with one of these suppliers and we purchase steel at prevailing market prices. Our Kelsan operation has two years remaining on a three-year supply agreement with a supplier of its primary raw material. This agreement provides fixed pricing and monthly minimum and maximum purchase quantities.
Principal Customers
          Our business depends largely upon sales to United States, Canadian and United Kingdom railroads and transit systems. For each of the years ended December 31, 2008 and 2007, sales to our two largest customers, Canadian Pacific Railway and Canadian National Railway, accounted for approximately 15% and 7% for 2008 and 10% and 9% for 2007 of our total sales. For additional information on our principal customers, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Segment Review.”
Backlog
          Our backlog is based on customer purchase orders that we believe are firm. Customer orders, however, may be subject to cancellation and other customary industry terms and conditions. Historically, little variation has been experienced between the number of products ordered and the number of products actually sold. A significant portion of our sales have very short lead terms of 30 to 60 days that may not be recorded on any quarter or year end backlog summary. The backlog is not necessarily indicative of future results of operations. The railroad industry, in general, has historically been subject to fluctuations due to overall economic conditions.
          The following table sets forth the dollar amount of backlog for our business segments at the dates indicated.

	At December 31,
	2008	2007	2006
	(In thousands)
RMP	$6,665	$8,911	$8,532
SSD	780	1,190	1,225
Canada	3,800	1,755	4,203
United Kingdom	2,861	4,510	6,620

Total backlog	14,106	16,366	20,580
Less: Intra-company backlog	1,135	323	738

Net external backlog	$12,971	$16,043	$19,842

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

Patents and Trademarks
          We own a number of United States, Canadian and international patents and trademarks including those acquired with the purchase of Salient Systems, Kelsan and the Vulcan Chain railroad product line. We have several patents on our friction management products, such as the Protector® IV application system, along with a significant number of patents related to our friction modifier product lines at Kelsan, which we believe are of material importance to the business as a whole. With the purchase of the Vulcan Chain railroad product line in October 2006, we acquired a patent for a vehicle restraint assembly, which we believe is a significant addition to the SSD business segment. We believe that, in the aggregate, our patents and trademarks give us a competitive advantage. We also rely on a combination of trade secrets and other intellectual property laws, non-disclosure agreements and other protective measures to establish and protect our proprietary rights in intellectual property.
Research and Development
          Our research and development programs focus on improving the effectiveness of our existing products and innovating new products and technologies for our customers. During the years ended December 31, 2008, 2007 and 2006, we spent approximately $3.0 million, $2.4 million and $2.6 million, respectively, on research and development programs.
          A large portion of our research and development efforts have been devoted to developing friction management products, particularly the Protector® IV electronic lubricator, as well as the associated distribution bars for both gauge face lubrication and top-of-rail friction modifiers. In addition to the wayside Protector® IV system, we have committed resources to various application methods of our friction modifiers. We will continue to dedicate resources to commercialize the Salient Systems’ Railstress Monitor, and to fund technological advancements of Kelsan’s stick lubrication and liquid friction modifier product lines. Development efforts also continue on niche items for our track component group, as heavier axle loads and higher speeds continue to require more reliability and longer life of some products in this product group.
Competition
          Competition on some of our product lines has been strong. We feel that the diversity of our product lines and product offerings strengthens our competitive position and provides better products and services to our customers.
          For our track component product lines, price competition is strong mostly due to the fact that this product group is recognized as a commodity group. However, opportunities to obtain better pricing for our products reflects specialized designs being developed due to heavier axle loads, higher rail traffic volumes and higher train speeds causing the need for longer lasting and overall better performing products. Competition comes primarily from various long time suppliers. For some products, foreign suppliers continue to attempt to enter the larger North American market, but with higher transportation costs and higher material costs worldwide, this activity has slowed down during 2008.
          For our friction management and wayside detection systems, our highly engineered products offer opportunities for competing on a value-added basis. Price is a factor, but it can be less significant when this product group sells on the merits of total value provided to the customer. Product performance, technological leadership, quality, reliability of delivery and strong customer service and support are all valued by our customers and are all significant factors when evaluating the price of our products. We believe we have significant market share positions with both of these product groups, but the need is always there to use our research and development efforts to penetrate new market segments. Competitors in these product groups have not changed over the last year. We believe that our competitors remain committed to enter our markets. Consequently, we continue to attempt to provide the best value for our customers by supplying a quality product at the most affordable price. Intellectual property rights also continue to be used to sustain our significant position in North America and in growing our penetration levels into new markets.

          For our load securement systems, we have an established position in the marketplace. The acquisition of the Vulcan Chain product line in October 2006 eliminated a significant competitor. The integration of this product line into our Huntington, West Virginia manufacturing facility has positioned us to capitalize on improved cost efficiencies.
          For our material handling group, which is located in Leicester, England, the competitive environment has not changed significantly. This is a project-type product group that is bid against a variety of competitors depending on the type of project. To compete and be successful, we must sustain a competent technical workforce and strive for the lowest cost of production.
Environmental Matters
          We are subject to foreign, national, state, provincial, and local environmental laws and regulations concerning, among other matters, air emissions, wastewater discharge, solid and hazardous waste disposal, and employee health and safety. We believe that our current operations are in compliance with all applicable environmental laws and regulations. See “Legal Proceedings” for information relating to a proceeding in which we are involved regarding environmental matters.
Regulation
          In the course of our operations we furnish products and services which are required to meet industry specifications. The American Railway Engineering and Maintenance of Way Association (AREMA) publishes standards and recommended practices applicable to our track component product line. Our customers use the AREMA standards and from time to time include their own specifications for the products and services that they purchase. The Association of American Railroads (AAR) promulgates a wide variety of rules and regulations governing the safety and design of equipment. Our securement system designs require AAR approval as well as our customer’s approval and often the approval of the shipper. In the United Kingdom, our products must gain approval and meet the specifications of Network Rail, the national United Kingdom rail infrastructure system.
          We maintain quality assurance programs at all of our locations. With one exception, all of our locations are all certified under ISO 9001:2000.
Employees
          We employed 305 people at December 31, 2008, of which 146 were located in the United States, 94 were located in Canada, and 65 were located in the United Kingdom. We consider the relationship with our employees to be good. Our employees in the United States, the United Kingdom and our Canadian employees in Vancouver, British Columbia are not subject to any collective bargaining agreement. Approximately 10% of our employees, all of whom are employed at our manufacturing facility in St. Jean, Quebec, Canada, are subject to a collective bargaining agreement. This agreement is effective through August 31, 2009.
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
          The majority of our products and services are sold in the United States, Canada and the United Kingdom. Fluctuations in the relative values of the United States dollar, Canadian dollar and British pound sterling could significantly increase the cost of our products to the ultimate purchaser. Under such circumstances our sales may decrease or we may have to reduce the prices for our products and services, thereby reducing our income.
          We report our financial condition and results of operations in United States dollars. Fluctuations in the relative values of the United States dollar, Canadian dollar and British pound sterling will require adjustments in our reported earnings and operations to reflect exchange rate translation in our Canadian and United Kingdom sales and operations. Our reported financial results will be impacted in response to such currency fluctuations. If the United States dollar strengthens in value as compared to the value of the Canadian dollar or British pound sterling, our reported earnings in dollars from sales in those currencies will be unfavorable. Conversely, we will have a favorable result if the United States dollar weakens in value as compared to the value of the Canadian dollar or British pound sterling.
          We do not have any control over exchange rates, as these are largely driven by worldwide economic factors. Beginning in approximately the fourth quarter 2008, and continuing into the first quarter 2009, the exchange rate of the Canadian dollar and British pound sterling into United States dollars has weakened considerably. Lower exchange rates of these currencies into United States dollars may have an adverse impact on our consolidated results of operations.
New legislation or regulatory changes could impact the Company’s earnings or restrict its ability to independently negotiate prices.
          Political changes could result in legislative or regulatory changes that impose new burdens on the Company and its customers, increase operating costs, reduce operating efficiency or limit revenues. Legislation passed by Congress or new regulations issued by federal agencies could potentially have a significant impact on the revenues, costs and profitability of the business of the Company’s railroad customers resulting in a potential adverse impact on our business. The railroad industry is vulnerable to economic re-regulation by Congress, which could have a significant negative impact on rail services and would likely force a reduction in capital spending by the Company’s primary customers. For example, statutes imposing price or labor constraints or affecting rail-to-rail competition could adversely affect the profitability of railroads which in turn may reduce their expenditures. Also, additional regulations related to environmental matters such as greenhouse gas emissions could increase operating costs or reduce operating efficiencies of railroads thereby affecting the business of our customers and reducing the income we receive from the railroad industry.
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
          We rely upon third party steel mills to manufacture steel for our track component products based upon specifications that we provide. In 2008, approximately 84% of our domestic requirements for steel were purchased from two primary suppliers, and approximately 73% of our Canadian requirements were purchased from two primary Canadian suppliers. In the event our steel suppliers for railroad track products were to go out of business, refuse to continue their business relationship with us or become subject to work stoppages, our business could be disrupted. While management believes that it could secure alternative manufacturing sources, there can be no assurance that we would not incur substantial delays and significant expense in securing such alternative suppliers. Furthermore, alternative suppliers might charge significantly higher prices than we currently pay. Under such circumstances, the disruption to our business may have a material adverse impact on our financial condition or results of operations.
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
          Historically, substantially all of our business has been conducted in the United States, Canada and the United Kingdom. International revenues outside of our core United States, Canada and United Kingdom markets accounted for 12% and 7.0% of our revenues for the years ended December 31, 2008 and 2007, respectively. We are placing increased emphasis on the expansion of our international sales opportunities. Doing business outside the United States subjects us to various risks, including changing economic and political conditions, work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. Increasing sales to foreign countries will expose us to increased risk of loss from foreign currency fluctuations and exchange controls as well as longer accounts receivable payment cycles. We have no control over most of these risks and may be unable to anticipate changes in international economic and political conditions and, therefore, unable to alter our business practices in time to avoid the adverse effect of any of these possible changes.
We have significant pension liabilities, which may significantly increase our funding requirements under ERISA and other applicable regulations.
          We maintain defined benefit pension plans in the United States and United Kingdom that cover a significant number of our current employees, former employees and retirees. These defined benefit pension plans were frozen effective December 31, 2003. Our actuaries currently project that our obligations to the pension plans’ beneficiaries exceed plan assets. The shortfall in plan assets may cause us to fund significant amounts of cash into these plans to cover any minimum funding requirements under regulatory requirements. As a result, in 2009, we will be required to make minimum contributions to our U.S. defined benefit plan of $116,000, and to our United Kingdom defined benefit plans of $135,000 (£93,000 pounds sterling).
          Our retirement benefit plan liability is inversely impacted by the interest rate used in our actuary’s calculation. As a result, when interest rates decline, our actuarially calculated benefit plan liability increases. Conversely, as interest rates increase, the actuarially calculated retirement benefit plan liability decreases. In 2008, a decrease in interest rates caused an increase in our actuarially calculated benefit plan liability and our retirement benefit plan liability still exceeded the fair value of plan assets. However, as the interest rates decreased and our actuarially calculated retirement benefit plan liability increased between December 31, 2007 and 2008, we decreased our shareholders’ equity by $1,839,000 in order to reflect the increase in our minimum pension liability. For the same period of the prior year, our shareholders’ equity was increased by $1,380,000 in order to reflect a reduction in our minimum pension liability. Further declines in the market value of these defined benefit pension plan assets will have an adverse impact on our shareholder’s equity and uses of cash for other investment opportunities.
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
Risk Factors Relating to Our Industry
General economic conditions could negatively impact demand for our products and services.
          The current economic environment has impacted demand for rail and rail commodities. Further decline in general domestic and global economic conditions could further affect demand for our products, which in turn could reduce our revenues, increase bad debt expense, significantly reduce our cash flow, or have other adverse effects. Continued weakness of the economy or further downturns could adversely affect our Company’s operating results.
Our sales can fluctuate from quarter to quarter due to seasonal factors or our railroad customers’ capital expenditure or routine maintenance spending programs.
          Our sales can fluctuate from quarter to quarter because of several factors. First, the demand for certain of our railroad product lines, including rail joints, rail anchors and spikes, is subject to seasonal fluctuations. We generally experience strong sales in the second and third quarters as a result of seasonal pick-up in construction and trackwork due to favorable weather conditions, compared with an expected downturn in the first and fourth quarter of each year due largely to reductions in construction and trackwork in the winter months. Notwithstanding expected seasonal fluctuations, many of our customers are large companies which, as a matter of routine purchasing practices, place large orders for our products and services that can have a disproportionate impact on our revenues in a particular quarter. Such large orders in any given quarter improve the sales performance of that quarter. Conversely, if a major customer delays spending in a particular quarter, our revenue decreases in that quarter.
A decrease in rail traffic or rail capital expenditures due to weakness in the general economy or competitive factors could adversely affect our operating results.
          Weakness in the general economy, or factors such as work stoppage or competition from other modes of transportation, can cause a decrease in rail transportation or rail capital expenditures, which could have an adverse impact on our financial condition or results of operations. For example, railroads directly compete with the trucking industry for the transportation of freight. In the event that the transportation of freight by truck becomes preferable as a result of pricing, legislative developments or other factors, the profitability of railroads would be adversely affected, resulting in a decrease in capital spending or routine maintenance spending. A decrease in capital spending or routine maintenance spending by our railroad customers could result in lower sales of our products and decreased revenue.
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
          Over the past 10 years there has been a consolidation of railroad carriers operating in North America. Currently, seven Class I railroads operate in North America, which includes two major railroads in Canada. Future consolidation of the railroad industry may affect our sales and result in reduced income because the loss of a Class I account to competitors would have a greater impact on our operations.
Risk Factors Relating to Our Stock Ownership
Potential voting control by directors, management and employees could make a takeover attempt more difficult to achieve.
          Our directors, management and employees control a significant percentage of our common stock. Executive officers and directors as a group own 2.9 million shares, or 31% of the outstanding shares as of December 31, 2008. If these individuals were to act together, they could have significant influence over or control the outcome of any shareholder vote. This voting power may discourage takeover attempts that other shareholders may desire.
ITEM 1B. UNRESOLVED STAFF COMMENTS
          None.

ITEM 2. PROPERTIES
          We conduct our business through our corporate and business unit offices, and through our manufacturing facilities. Our offices and manufacturing facilities are suitable and adequate to meet our current and future production requirements. The following table sets forth information about our offices and manufacturing facilities as of December 31, 2008.

Owned or Leased
Corporate Office
900 Old Freeport Road	Leased
Pittsburgh, Pennsylvania 15238

Business Unit Offices
Railway Maintenance Products Division	Leased
900 Old Freeport Road
Pittsburgh, Pennsylvania 15238

Salient Systems, Inc.	Leased
4393-K Tuller Road
Dublin, OH 43017 (1)

Shipping Systems Division	Leased
120 West 22nd Street
Oak Brook, Illinois 60523

Portec, Rail Products Ltd.	Leased
2044 - 32nd Avenue
Lachine, Québec,
H8T 3H7 Canada (1)

Manufacturing Facilities
Portec Rail Products, Inc.	Leased
900 Ninth Avenue West
Huntington, West Virginia 25701

Portec, Rail Products Ltd.	Owned
350 Boulevard Industriel
Saint-Jean-sur-Richelieu, Québec,
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

          In July 1999, Portec, Inc., the predecessor of Portec Rail Products, was named as a defendant in Niagara Mohawk Power Corporation v. Consolidated Rail Corporation, et al. venued in the United States District Court, Northern District of New York. The plaintiff, Niagara Mohawk Power Corporation (“Niagara Mohawk”) is seeking contribution from nine named defendants for costs it has incurred, and is expected to incur, in connection with the environmental remediation of property located in Troy, New York under the Comprehensive Environmental Response, Compensation and Liability Act, also known as “CERCLA” or “Superfund,” and other causes of action. The basis of the action stems from Niagara Mohawk’s agreement with the New York State Department of Environmental Conservation, pursuant to an Order on Consent, to environmentally remediate property identified as the Troy Water Street Site. The defendants consist of companies that at the time were industrial in nature, or owners of companies industrial in nature, and who owned or operated their businesses on portions of the Troy Water Street site or on properties contiguous, or otherwise in close proximity, to the Troy Water Street Site. Niagara Mohawk alleges that the defendants either released hazardous materials directly to the Troy Water Street site or released hazardous materials that migrated onto the Troy Water Street Site, and therefore the defendants should be responsible for a portion of the costs of remediation.
          In September 1999, we filed our answer, denying responsibility for Niagara Mohawk’s allegations. In November 2001, we filed a motion for summary judgment, seeking to have Portec, Inc. removed as a defendant or, in the alternative, to have the court limit the claims that may be asserted against Portec, Inc. In November 2003, the United States District Court, Northern District of New York granted the summary judgment motion filed on behalf of Portec, Inc., and dismissed all claims and cross-claims against Portec, Inc. Although a number of other defendants were also dismissed on summary judgment, a few were not, and therefore the action is continuing. The summary judgment decision was entered as an amended judgment in March 2004. In March 2004, Niagara Mohawk filed a notice of appeal to the United States Court of Appeals for the Second Circuit. In April 2005, the plaintiff’s appeal was dismissed by the Second Circuit Court without prejudice, and the matter was remanded to the District Court for consideration in light of a new United States Supreme Court decision. As a result, in June 2006, the District Court dismissed all claims brought by the plaintiff pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund). In July 2006 the plaintiff filed a notice of appeal to the Second Circuit. However, in early 2008, the plaintiff’s appeal was dismissed again by the Second Circuit Court without prejudice, and the matter was remanded to the District Court for consideration in light of another recent United States Supreme Court decision. In July 2008, the District Court decided that the United States Supreme Court decision did not necessitate any change in the District Court’s prior determinations in this case and held that all of its prior rulings stand. In August 2008, the plaintiff filed a third notice of appeal to the Second Circuit Court. This appeal is currently in the briefing process. Ongoing litigation may be protracted, and we may incur additional ongoing legal expenses, which are not estimable at this time.
We believe that Niagara Mohawk’s case against Portec, Inc. is without merit. Because Niagara Mohawk is seeking unspecified monetary contribution from the defendants, we are unable to determine, if Niagara Mohawk were to prevail on appeal, the extent to which we would have to make a contribution, or whether such contribution would have a material adverse effect on our financial condition or results of operations. However, total clean up costs at the Troy Water Street site are expected to be substantial and may approach $50 million. If liability for a portion of these costs is attributed to us, such liability could be material. Furthermore, if Niagara Mohawk wins on appeal, ongoing litigation may be protracted and legal expenses may be material to our results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          No matters were submitted during the fourth quarter of the year ended December 31, 2008 to a vote of security holders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
          Portec Rail Products, Inc. common stock is currently listed on the NASDAQ Global Market under the symbol “PRPX.” Trading in the Company’s common stock on the NASDAQ Global Market commenced in January 2004. As of February 28, 2009, there were 9,602,029 shares of Portec Rail Products, Inc. common stock issued and outstanding and approximately 226 shareholders of record, which does not include shares held by shareholders in broker accounts.
          Set forth below is information regarding the payment of dividends and our high and low bid and asked price for each quarter of 2008 and 2007.

Quarter Ended- 2008	High	Low	Dividends
March 31	$11.64	$8.21	$0.06
June 30	12.90	10.50	0.06
September 30	12.44	8.25	0.06
December 31	9.09	4.08	0.06

Quarter Ended- 2007	High	Low	Dividends
March 31	$10.67	$9.50	$0.06
June 30	13.13	9.97	0.06
September 30	14.05	9.56	0.06
December 31	12.98	9.70	0.06
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
          No securities were repurchased by the Company during the year ended December 31, 2008.

Stock Performance Graph
          The following graph demonstrates a comparison of total cumulative returns for the Company’s common stock, the Dow Jones U.S. Industrial Transportation Index, and the NASDAQ Composite Index. The graph assumes an investment of $100 on January 27, 2004 in the Company’s common stock and in each of the stocks comprising the indices. Each of the indices assumes that all dividends were reinvested and that the investment was maintained to and including December 31, 2008, the end of the Company’s 2008 fiscal year.

	Period Ending
Index	01/27/04	06/30/04	12/31/04	06/30/05	12/31/05	06/30/06	12/31/06	06/30/07	12/31/07	06/30/08	12/31/08

Portec Rail Products, Inc.	100.00	83.01	110.01	115.37	141.21	152.44	110.28	134.32	123.31	131.03	83.32
NASDAQ Composite	100.00	96.77	102.81	97.21	104.22	102.65	114.14	123.02	125.34	108.36	74.53
Dow Jones Transportation Index	100.00	105.99	126.29	116.60	141.01	166.46	154.85	174.09	157.29	123.60	97.12

Compensation Plans
          Set forth below is information as of December 31, 2008 regarding equity compensation plans that have been approved by shareholders. We have no equity based benefit plans that were not approved by shareholders.

Number of
	Number of securities			securities
	to be issued upon			remaining
	exercise of	Number of securities		available for
	outstanding options	issued on exercise of	Weighted average	issuance under
Plan	and rights	options and rights	exercise price	plan
Equity compensation plans approved by shareholders	142,800 (1)	250	$8.50	6,950 (2)
Equity compensation plans not approved by shareholders	-0-	-0-	N/A	-0-
Total	142,800	250	$8.50	6,950

(1)	Consists of 79,250 stock options granted on January 16, 2007, 72,750 stock options granted on January 30, 2008 and 1,750 granted on July 2, 2008 under the 2006 Stock Option Plan less 8,700 and 2,000 stock options forfeited during 2008 and 2007, respectively, and 250 options were exercised during 2008.

(2)	Based upon 150,000 shares of common stock authorized for issuance pursuant to grants of incentive and non-statutory stock options. See Note 18 Stock Options, Page 73.
ITEM 6. SELECTED FINANCIAL DATA
          The following tables set forth selected consolidated historical financial data of Portec Rail Products, Inc. for the periods and at the dates indicated. The information is derived in part from, and should be read together with, the audited consolidated financial statements and notes thereto of Portec Rail Products, Inc.

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars In thousands, except per share data)
Income Statement Data:
Net sales	$109,017	$109,503	$99,225	$90,793	$69,437
Cost of sales	73,445	74,995	68,848	61,235	49,720

Gross profit	35,572	34,508	30,377	29,558	19,717
Selling, general and administrative	22,635	22,781	22,117	19,641	13,347
Amortization expense	1,199	1,241	926	698	116

Operating income	11,738	10,486	7,334	9,219	6,254
Interest expense	805	1,247	1,105	856	203
Other expense/(income), net	(87)	246	140	248	(25)

Income before income taxes	11,020	8,993	6,089	8,115	6,076
Provision for income tax	3,241	2,862	1,469	2,288	2,003

Net income	$7,779	$6,131	$4,620	$5,827	$4,073

Earnings per share:
Basic & Diluted	$0.81	$0.64	$0.48	$0.61	$0.46
Cash dividends paid per share	$0.24	$0.24	$0.24	$0.21	$0.20
Weighted average shares outstanding:
Basic & Diluted	9,601,928	9,601,779	9,601,779	9,601,779	8,929,599

	At December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Balance Sheet Data:
Working capital(1)	$23,804	$24,445	$24,771	$25,415	$25,261
Total assets	96,823	104,226	101,682	88,869	88,625
Short-term debt	6,500	6,865	5,655	3,847	3,611
Long-term debt and capital lease obligations, net of current portion	6,110	9,463	13,737	10,402	14,108
Total shareholders’ equity	58,176	59,897	53,096	50,448	47,044

(1)	Working capital represents total current assets less total current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
          In the United States, Canada and the United Kingdom, we are a manufacturer, supplier and distributor of a broad range of rail products, including rail joints, rail anchors, rail spikes, railway friction management products and systems, railway wayside data collection and data management systems and load securement systems. End users of our rail products include Class I railroads, short-line and regional railroads and transit systems. Our North American business segments along with the rail division of our United Kingdom business segment serve these end users. Our United Kingdom business segment also manufactures and supplies material handling products for industries outside the rail transportation sector, primarily to end users within the United Kingdom. These products include overhead and floor conveyor systems, expandable boom conveyors, racking systems and mezzanine flooring systems. The end users of our material handling products are primarily in the manufacturing, distribution, garment and food industries.
Results of Operations
Year Ended December 31, 2008 compared to the Year Ended December 31, 2007
          Net Sales. Net sales for the year ended December 31, 2008 were $109.0 million compared to $109.5 million for the year ended December 31, 2007, a decrease of $486,000 or 0.4% from the previous year. Net sales within our RMP segment were lower by $4.1 million, while net sales at our United Kingdom segment declined $1.7 million in 2008. Partially offsetting these sales declines in the current year were net sales increases of $3.4 million at our Canada segment and $1.9 million at our SSD segment. The decrease in sales of $4.1 million at RMP is primarily due to lower demand for our track components and Salient Systems’ products. The decrease of $1.7 million in net sales at our United Kingdom operations is a combination of unfavorable foreign currency translation of $2.2 million that negatively impacted net sales across all product lines, and lower demand for material handling products of approximately $1.6 million due to a weaker market for these products brought on by economic conditions in the United Kingdom. These decreases were partially offset by an increase in demand for friction management products of approximately $1.7 million, along with an increase in sales of track component products. The increase in sales of $3.4 million at our Canadian operations is primarily due to higher sales of our friction management products due to securing a contract from a large customer for the implementation of a Total Friction Management ™ program. Foreign currency translation of Canadian dollars into U.S. dollars did not have a significant impact on our net sales for the year ended December 31, 2008. The increase in net sales of $1.9 million at SSD is primarily due to increased sales of our automotive products and chain securement systems.
          Gross Profit. Our consolidated gross profit increased to $35.6 million for the year ended December 31, 2008, an increase of $1.1 million or 3.1%, from $34.5 million for the comparable period in the prior year. This increase is due to increases of $2.1 million at our Canadian operations and $383,000 at SSD, partially offset by lower gross profit at our United Kingdom operations of $1.0 million and $414,000 at RMP. The $2.1 million increase at our Canadian operations is due to a favorable product mix, as sales of our friction management products were significantly higher in the current period. Gross profit at our United Kingdom operations declined $1.0 million, reflecting a combination of an unfavorable foreign currency translation of $717,000 that negatively impacted gross profit, lower gross profit on material handling product sales of approximately $690,000, and higher gross profit of $413,000 on sales of friction management products. The decrease of $414,000 in gross profit at RMP is a combination of lower gross profit of $1.3 million on lower sales of Salient Systems’ products due to weaker demand in the current period, higher gross profit of $449,000 contributed by the track component product line due to lower warranty expense associated with defective BTRs in 2008 than in 2007 (See Note 13 Commitments and Contingencies, Page 67), and higher gross profit on sales of friction management products in 2008.
          Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expense decreased to $22.6 million for the year ended December 31, 2008, a decrease of $146,000 or 0.6% from $22.8 million for the year ended December 31, 2007. This decrease is due to lower SG&A expenses of $423,000 at our United Kingdom operations and $373,000 within Corporate shared services in the current period. These decreases were partially offset by higher SG&A expenses of $285,000 at our Canadian operations, $196,000 at RMP and $169,000 at SSD. The lower SG&A expense at our United Kingdom operations is primarily due to a favorable foreign currency translation of $490,000 that positively impacted SG&A expense and thus lowered expenses, partially offset by an increase of $67,000 due to higher professional fees and employee salary and benefit costs. SG&A expense for Corporate shared service decreased $373,000 in the current period, primarily due to lower professional fees, employee salary and benefit costs and depreciation expense, partially offset by higher legal fees, contractual services and research and development expenses. SG&A expense for our Canadian operations increased $285,000 in the current period due to higher employee salary and benefit costs, higher incentive expense due to higher profitability, and higher professional fees, partially offset by lower insurance expense. The $196,000 increase in SG&A at RMP is primarily due to increased professional fees and higher employee salary and benefit costs. The $169,000 increase in SG&A at SSD is primarily due to higher employee salary and benefit costs due to new hires and higher incentive expense due to increased profitability and higher trade show expense in the current period.
          Interest Expense. Interest expense decreased to $805,000 for the year ended December 31, 2008, a decrease of $442,000 or 35.5%, from $1.2 million for the comparable period in 2007. The decrease is primarily due to lower interest rates on our debt obligations and the reduction of outstanding debt from $16.3 million at December 31, 2007 to $12.6 million at December 31, 2008.
          Other (Income)/Expense. Other income of $87,000 for the year ended December 31, 2008, includes foreign currency transaction gains of $206,000, interest income of $68,000 and an insurance policy deductible recovery of $25,000, partially offset by losses on disposals of fixed assets of $236,000. Other expense of $246,000 for the year ended December 31, 2007 includes foreign currency transaction losses of $354,000 and an impairment charge of $50,000 related to the sale of our Troy, NY property in May 2007 (See Note 17 Impairment of Long-Lived Assets, Page 73). These expenses for the year ended December 31, 2007 were partially offset by an insurance policy recovery of $114,000 and rental income of $18,000 on our Troy, NY property prior to its sale in May 2007.
          Provision for Income Taxes. The provision for income taxes increased to $3.2 million for the year ended December 31, 2008 from $2.9 million for the comparable period in 2007, reflecting an increase in income before taxes from $9.0 million for the year ended December 31, 2007 to $11.0 million for the year ended December 31, 2008. The effective tax rates on reported taxable income were 29.4% and 31.8% for the years ended December 31, 2008 and 2007, respectively. Tax rates in our foreign jurisdictions range from 30.0% to 35.5%. As such, our consolidated effective tax rate is impacted by our foreign locations pro-rata share of consolidated income before taxes and related tax expense or benefit. Our consolidated effective tax rate also reflects research and development tax credits at our Canadian operations, which reduced income tax expense by $465,000 and $314,000, or 4.2% and 3.5% for the years ended December 31, 2008 and 2007, respectively. Income tax expense for the year ended December 31, 2007 is higher by approximately $128,000 or 1.4%, due to the income tax on the gain recorded in the United Kingdom on the sale in March 2007 of our Wrexham, Wales, United Kingdom facility (See Note 16 Restructuring Costs, Page 73). In conjunction with this transaction, the gain reported in the United Kingdom was effectively eliminated in the U.S. by the write-off of the remaining step-up basis, which originated in connection with the purchase of the Company in 1997.

          Net Income. Net income increased to $7.8 million for the year ended December 31, 2008, an increase of $1.6 million or 26.8%, from $6.1 million for the comparable period in 2007. Our basic and diluted net income per share increased to $0.81 for the year ended December 31, 2008, from $0.64 per share for the comparable period in 2007, on average shares outstanding of 9,601,928, and 9,601,779 for the years ended December 31, 2008 and 2007, respectively.
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
          Gross Profit. Our consolidated gross profit was negatively impacted by $1.3 million due to warranty costs associated with our Bonded to Rail (BTR) products within our RMP segment. Despite these warranty costs, our consolidated gross profit increased to $34.5 million for the year ended December 31, 2007, an increase of $4.1 million or 13.6%, from $30.4 million for the comparable period in 2006. The increase in gross profit is attributable to higher gross profit of $1.7 million at SSD, $1.2 million at our Canadian operations, $705,000 at RMP and $479,000 at our United Kingdom operations. The increase in gross profit at SSD for the current period includes $927,000 of gross profit contributed by the Vulcan product line, along with a more favorable product mix and sales of our new WinChock product. Higher gross profit at our Canadian operations is primarily attributable to $758,000 of additional gross profit on higher sales volume of Kelsan’s friction management products, and $491,000 of favorable foreign currency translation. The $705,000 increase in gross profit at RMP is primarily due to increased sales volume of Salient Systems’ products, partially offset by $1.3 million for warranty costs on defective BTR products. (See Note 13, Commitments and Contingencies, Page 67). Increased gross profit of $479,000 at our United Kingdom operations is primarily due to $666,000 of foreign currency translation that positively impacted gross profit, partially offset by lower gross profit of $180,000 due to lower sales volume of material handling and friction management products.
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
          Interest Expense. Interest expense increased to $1.2 million for the year ended December 31, 2007, an increase of $142,000 or 12.9%, from $1.1 million for the comparable period in 2006. This increase is primarily due to higher interest expense of $132,000 on debt incurred to finance the Vulcan asset acquisition. Total debt obligations decreased to $16.3 million at December 31, 2007 from $19.4 million at December 31, 2006. The decrease in long-term debt of $4.0 million is primarily due to the repayment of the Coronet Rail term loan in March 2007 (See Note 16, Restructuring Costs, page 73), partially offset by an increase in short-term borrowings of $1.0 million.
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
          Provision for Income Taxes. The provision for income taxes increased to $2.9 million for the year ended December 31, 2007 from $1.5 million for the comparable period in 2006, reflecting an increase in income before taxes from $6.1 million for the year ended December 31, 2006 to $9.0 million for the year ended December 31, 2007. The effective tax rates on reported taxable income were 31.8% and 24.1% for the years ended December 31, 2007 and 2006, respectively. Tax rates in our foreign jurisdictions range from 30.0% to 35.5%. As such, our consolidated effective tax rate is impacted by our foreign locations pro-rata share of consolidated income before taxes and related tax expense or benefit. Additionally, our consolidated effective tax rate reflects research and development tax credits received by our Canadian operations, which reduced income tax expense by $314,000 and $418,000, or 3.5% and 6.9% for the years ended December 31, 2007 and 2006, respectively. Income tax expense for the year ended December 31, 2007 is higher by approximately $128,000 due to the income tax on the gain recorded in the United Kingdom on the sale in March 2007 of the Wrexham facility (See Note 16 Restructuring Costs, Page 73), which impacted our consolidated effective tax rate by 1.4%. In conjunction with this transaction, the gain reported in the United Kingdom was effectively eliminated in the U.S. by the write-off of the remaining step-up basis, which originated in connection with the purchase of the Company in 1997. In 2007, the IRS eliminated favorable tax treatment of our Canadian business segment’s tax structure effective for the 2008 tax year. We are currently evaluating our corporate tax structure and alternatives in response to this action by the IRS. Our maximum exposure as a result of the new IRS regulations is estimated to be in the range of $150,000 to $200,000 or approximately $0.02 per share of lost tax benefits in 2008.
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
          Railway Maintenance Products Division — “RMP”. Our RMP business segment manufactures and assembles track components and related products, friction management products, and wayside data collection and data management systems. We also provide services to railroads, transit systems and railroad contractors, and are a distributor and reseller of purchased track components and lubricants manufactured by third parties. Our manufactured and assembled track component and friction management products consist primarily of standard and insulated rail joints, friction management systems and wayside data collection and data management systems. Our purchased and distributed products consist primarily of various lubricants. RMP’s largest customers are Class I railroads in North America. For the years ended December 31, 2008, 2007 and 2006, RMP’s consolidated external sales to its two largest customers represented 28%, 32% and 30%, respectively.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
External sales	$46,268	$50,327	$46,599
Intersegment sales	2,969	1,993	2,164
Operating income	6,447	7,071	6,589

Sales by product line (1)
Track component products	$24,175	$28,063	$25,178
Friction management products and services	15,720	14,977	16,597
Wayside data collection and data management systems	5,170	6,685	5,202
Other products and services	4,172	2,595	1,786

Total product and service sales	$49,237	$52,320	$48,763

(1)	Includes intersegment sales.
          For the year ended December 31, 2008, external sales for RMP decreased by $4.1 million or 8.1%, to $46.3 million from $50.3 million during the comparable period in 2007. The decrease in external sales is primarily due to lower sales of Salient Systems’ products and track component products, reflecting weaker demand, partially offset by higher sales of friction management products, and sales of our locomotive car repair products and services, which are included in other products and services. Operating income for the year ended December 31, 2008 decreased to $6.4 million from $7.1 million for the comparable period in 2007, a decrease of $624,000 or 8.8%. The decrease in operating income is primarily due to lower gross profit on lower sales of our Salient Systems’ products, partially offset by higher gross profit on higher sales of friction management products and other products and services. Additionally, we incurred $1.3 million of warranty expense in 2007 related to defective BTR’s. During 2008, we did not incur any warranty expense related to this issue (See Note 13 Commitments and Contingencies, Page 67). Also contributing to the lower operating income is an increase of $196,000 in selling, general and administrative expenses at RMP, primarily due to higher professional fees and higher employee salary and benefit costs.
          For the year ended December 31, 2007, external sales for RMP increased by $3.7 million or 8.0%, to $50.3 million from $46.6 million during the comparable period in 2006. The increase in external sales is primarily due to higher sales of track component products reflecting stronger customer demand, partially offset by lower sales of friction management products, primarily lubricants, and a $1.5 million increase in sales of Salient Systems’ products. Included in the track component products sales is $302,000 related to steel surcharges being a pass-through cost to our customers at no additional profit. Operating income for the year ended December 31, 2007 increased to $7.1 million from $6.6 million for the comparable period in 2006, an increase of $482,000 or 7.3%. Operating income was negatively impacted by $1.3 million during 2007 due to warranty costs on defective BTR products. (See Note 13 Commitments and Contingencies, Page 67) The overall increase in operating income is primarily due to higher gross profit on higher sales of Salient Systems’ products, partially offset by lower gross profit on lower sales of friction management products and increased selling, general and administrative expenses at Salient Systems, primarily due to higher commissions and travel costs.
          Shipping Systems Division — “SSD”. Our SSD segment engineers and sells load securement systems and related products to the railroad freight car market. These systems are used to secure a wide variety of products and lading onto freight cars. Most of the assembly work for SSD is performed at RMP’s Huntington, West Virginia manufacturing plant, although some manufacturing is subcontracted to independent third parties. For the years ended December 31, 2008, 2007 and 2006, SSD’s two largest customers represented 44%, 33% and 39% of external sales, respectively.
          On October 10, 2006, we acquired the railroad product line assets of Vulcan, a Detroit, Michigan manufacturer of freight securement products for the railroad industry. Since the acquisition date, the results of operations for the assets acquired from Vulcan have been included in the Shipping Systems segment and consolidated financial statements.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
External sales (1)	$10,679	$8,817	$4,842
Intersegment sales	—	(3)	15
Operating income (1)	1,836	1,624	387

Sales by product line (2)
Chain securement systems (3)	$3,087	$2,331	$2,188
Automotive products (3)	6,298	4,939	1,346
Strap securement systems	419	759	912
All other load securement systems (3)	875	785	411

Total product and service sales	$10,679	$8,814	$4,857

(1)	Includes Vulcan-acquired product sales of $4.1 million, $3.7 million and $877,000, and operating income of $600,000, $776,000 and $74,000 for the years ended December 31, 2008, 2007 and 2006 respectively. Amounts for 2006 are for the period of acquisition date through December 31, 2006.

(2)	Includes intersegment sales.

(3)	Includes Vulcan-acquired products sales of $780,000, $2.7 million and $542,000 within chain securement systems, automotive products, and all other load securement systems, respectively, for the year ended December 31, 2008. Includes Vulcan-acquired product sales of $558,000, $2.5 million and $628,000 within chain securement systems, automotive products, and all other load securement systems, respectively, for the year ended December 31, 2007.
          For the year ended December 31, 2008, external sales for SSD increased by $1.9 million or 21.1%, to $10.7 million from $8.8 million during the comparable period in 2007. The $1.9 million increase in external sales is primarily due to higher sales of automotive products and chain securement systems. Operating income for the year ended December 31, 2008 increased to $1.8 million from $1.6 million during the comparable period in 2007, an increase of $212,000 or 13.1%, primarily due to increased gross profit on higher sales of automotive products and chain securement systems, partially offset by higher selling, general and administrative expense of $169,000, due to higher employee salaries and benefit expenses, increased incentive expense and higher trade show expense in the current period.
     For the year ended December 31, 2007, external sales for SSD increased by $4.0 million or 82.1%, to $8.8 million from $4.8 million during the comparable period in 2006. The increase in external sales is primarily due to $2.6 million of new sales contributed by the Vulcan asset acquisition, which was completed in October 2006, along with an increase in sales of other SSD products, primarily automotive products. Operating income for the year ended December 31, 2007 increased to $1.6 million from $387,000 during the comparable period in 2006, an increase of $1.2 million or 319.6%, primarily due to additional operating income contributed by the Vulcan asset acquisition, along with an increase in gross profit primarily due to higher sales of automotive products, in particular our WinChock product.
          Portec Rail Nova Scotia Company — “Canada”. Our Canadian operations include a manufacturing operation near Montreal, Quebec, and a manufacturing and technology facility in Vancouver, British Columbia (Kelsan Technologies Corp. — “Kelsan”). Our Montreal operation manufactures rail anchors and rail spikes and assembles friction management products primarily for the two largest Canadian railroads. Rail anchors and spikes are devices to secure rails to the ties to restrain the movement of the rail tracks. Kelsan’s two primary product lines are stick lubrication and application systems and a liquid friction modifier, KELTRACK®. Kelsan manufactures its stick and applicator systems in Vancouver and subcontracts the manufacturing of the KELTRACK® product line. For the years ended December 31, 2008, 2007 and 2006, Canada’s consolidated external sales to its two largest customers represented 54%, 64% and 70%, respectively.

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except translation rate)
External sales	$26,486	$23,059	$20,816
Intersegment sales	7,472	7,065	6,469
Operating income (1)	4,323	2,470	1,001
Average translation rate of Canadian dollar to United States dollar	0.9411	0.9419	0.8848

Sales by product line (2)
Rail anchors and spikes	$14,954	$15,406	$14,307
Friction management products and services	17,257	13,520	11,947
Other products and services	1,747	1,198	1,031

Total product and service sales	$33,958	$30,124	$27,285

(1)	Operating income includes an operating loss from Portec Rail Nova Scotia Company of $654,000, $631,000 and $596,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

(2)	Includes intersegment sales.
          For the year ended December 31, 2008, external sales for Canada increased by $3.4 million or 14.9%, to $26.5 million from $23.1 million during the comparable period in 2007. The increase in external sales is primarily due to higher sales of friction management products and services. Operating income for the year ended December 31, 2008 increased to $4.3 million from $2.5 million during the comparable period in 2007, an increase of $1.9 million or 75.0%. The increase in operating income is primarily due to higher gross profit of $2.1 million due to higher sales volume of our friction management products, partially offset by an increase in selling, general, and administrative expense of $285,000, primarily due to higher employee salaries and incentive expense, and increased professional fees.
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
          Portec Rail Products (UK) Ltd. — “United Kingdom”. In the United Kingdom, we operate and serve our customers in two different markets. The United Kingdom’s rail business, which comprised approximately 64%, 58% and 53% of total segment sales for the years ended 2008, 2007 and 2006, respectively, includes sales of friction management and track component products and services to the United Kingdom passenger rail network. For the years ended December 31, 2008, 2007 and 2006, this segment’s two largest rail customers represented 31%, 24% and 22% of total external sales, respectively.

          Over the same time period described above, our material handling business represented approximately 36%, 42% and 47%, respectively, of the total sales generated by our United Kingdom segment. Our major product lines in this market include overhead and floor conveyor systems, boom conveyors, racking systems and mezzanine flooring systems. The end users of our products are primarily United Kingdom-based companies in the manufacturing, distribution, garment and food industries. As our material handling products are primarily dependent upon the capital spending plans of manufacturers, our largest customers vary each year depending upon the contracts that are secured. For the years ended December 31, 2008, 2007 and 2006, our two largest material handling customers represented 8%, 8% and 11% of total external sales, respectively.
          During the third quarter 2006, we announced a business reorganization plan, which consolidated our rail and material handling operations in the United Kingdom from four locations into two; one at our Sheffield, England facility (rail) and the other at our Leicester, England facility (material handling). This reorganization was completed during the first quarter 2007 with the sale of our Wrexham, Wales facility. See Note 16 Restructuring Costs, Page 73).
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

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except translation rate)
External sales	$25,584	$27,300	$26,968
Intersegment sales	—	146	15
Operating income	2,394	2,956	2,530
Average translation rate of British pound sterling to United States dollar	1.8432	2.0086	1.8577

Sales by product line (1)
Material handling products	$9,194	$11,520	$12,749
Friction management products and services	11,172	10,407	10,135
Track component products (2)	5,218	5,519	4,099

Total product and service sales	$25,584	$27,446	$26,983

(1)	Includes intersegment sales.

(2)	Prior to the acquisition, Coronet Rail’s fiscal year was March 31st. Before pro forma adjustments, audited net sales and operating profit for Coronet Rail for the year ended March 31, 2006 was $7.9 million (£4.4 million pounds sterling) and $1.3 million (£756,000 pounds sterling), respectively. The amounts listed under this footnote are not included in the above United Kingdom table.
          For the year ended December 31, 2008, external sales at our United Kingdom operations decreased $1.7 million or 6.3%, to $25.6 million from $27.3 million during the comparable period in 2007. The decrease of $1.7 million in external sales is a combination of unfavorable foreign currency translation of $2.2 million that negatively impacted net sales across all product lines and lower demand for material handling products of approximately $1.6 million, due to a weaker market for these products brought on by economic conditions in the United Kingdom. These decreases were partially offset by an increase in demand for friction management products of approximately $1.7 million, along with an increase in sales of track component products. Operating income for the year ended December 31, 2008 decreased to $2.4 million from $3.0 million during the comparable period in 2007, a decrease of $562,000 or 19.0%. The decrease in operating income is a combination of an unfavorable foreign currency translation of $717,000 that negatively impacted gross profit, lower gross profit on material handling product sales of approximately $690,000, and higher gross profit of $413,000 on sales of fiction management products. In addition to lower gross profit, selling general and administrative expense declined $423,000 in the current period, which positively impacted operating income. This decrease of $423,000 is primarily due to a favorable foreign currency translation of $490,000 that positively impacted SG&A expense and thus lowered expenses, partially offset by an increase of $67,000 due to higher professional fees and employee salary and benefit costs.
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
Liquidity and Capital Resources
          Our cash flow from operations is the primary source of financing for internal growth, capital expenditures, repayments of long-term contractual obligations, dividends to our shareholders and other commercial commitments. The most significant risk associated with our ability to generate sufficient cash flow from operations is the overall level of demand for our products. Our total cash balance is $5.4 million at December 31, 2008. We may use this cash for acquisitions, product line expansions or general corporate purposes. In addition to cash generated from operations, we have revolving and overdraft credit facilities in place to support the working capital needs of each of our business segments. We believe that cash flow from operations and the ability to borrow additional cash under our credit and overdraft facilities along with our existing cash balances will be sufficient to meet our cash flow requirements and growth objectives over the next twelve months.
Cash Flow Analysis.
          For the year ended December 31, 2008, we generated $10.1 million in cash from operating activities compared to $8.9 million for the year ended December 31, 2007. Cash generated from operating activities during the year ended December 31, 2008 includes net income of $7.8 million, an increase of $1.6 million from 2007. Depreciation and amortization expense totaled $3.1 million in 2008 compared to $3.6 million in 2007, a decrease of $533,000, primarily because several assets related to the December 1997 purchase of the Company were fully-depreciated as of December 31, 2007. Higher inventory balances resulted in the use of $4.0 million of cash during the current period, while higher accounts payable balances provided $2.5 million of cash during the current period, due to the timing of vendor payments. Lower accounts receivable balances generated $630,000 of cash during the current period. Additionally, minimum funding requirements applicable to our defined benefit pension plans in the United States and United Kingdom required cash contributions into the plans of $809,000 during 2008. The net change in deferred income taxes provided $838,000 of cash during 2008.
          Net cash used in investing activities was $2.9 million in 2008, compared to $2,000 of cash used in investing activities during 2007. Net cash used in investing activities during 2008 includes $2.7 million for capital expenditures. In 2008, we completed two significant capital projects that totaled $1.9 million at our Huntington, West Virginia plant that our Board of Directors had previously approved. Of the $1.9 million total cost on these projects, approximately $1.3 million was spent in 2008 and $590,000 was spent in 2007, as these projects had begun in 2007. We feel that these projects will significantly improve the capacity and efficiency of our bonded joint bar and Bonded-to-Rail (BTR) track component product lines. Cash used in investing activities in 2007 includes capital expenditures of $2.3 million, along with cash proceeds of $2.5 million from the sale of our Wrexham, Wales and our Troy, NY properties. Cash used in investing activities includes contingent consideration paid to the former owners of Vulcan in the amounts of $202,000 and $168,000 for 2008 and 2007, respectively.

          Net cash used in financing activities was $4.9 million in 2008 compared to net cash used by financing activities of $6.7 million in 2007. Net cash used in financing activities during 2008 includes repayment of long-term debt obligations of $9.3 million and cash dividends of $2.3 million on common stock paid to shareholders. Cash provided by financing activities in 2008 includes $4.9 million borrowed from National City Bank in December, 2008 to refinance an outstanding term loan of $4.9 million ($5.9 million Canadian), originally borrowed by Portec Rail Nova Scotia Company and used to finance the Kelsan acquisition in 2004. The new loan should provide more favorable income tax benefits in the future. Cash provided by financing activities in 2008 also includes $1.8 million borrowed in August 2008 from Boone County Bank, a related party, to support the capital improvements made to our Huntington, West Virginia manufacturing facility. This loan was increased to $2.1 million in February 2009. During 2007, we repaid outstanding debt of $5.7 million. Cash used in financing activities during 2007 includes cash dividends of $2.3 million on common stock paid to shareholders. A net increase in borrowings on our working capital facilities provided $898,000 of cash from financing activities during 2007. Outstanding checks in excess of bank account balances provided $309,000 of cash from financing activities in 2007.
Credit Facilities.
          In December 2008, PNC Financial Services Group Inc. of Pittsburgh, Pennsylvania acquired National City Corp. of Cleveland, Ohio. As disclosed in Note 9, Long Term Debt, Page 53, we have a number of lending facilities with National City Bank. At this time, we are unaware of the impact, if any, this will have on our ability to finance our working capital requirements.
          Our credit facility with National City Bank is a term loan and revolving credit facility that provided the financing for the Kelsan acquisition in November 2004 and the Vulcan asset acquisition in October 2006, and also supports the working capital requirements of our United States and Canadian business units. The components of this facility are as follows: 1) a $7.0 million United States revolving credit facility; 2) a $4.1 million ($5.0 million CDN) revolving credit facility for our Canadian operations; 3) an outstanding term loan in the original amount of $4.9 million that replaced the term loan in the original amount of $14.9 million ($17.6 million CDN) provided for the Kelsan acquisition in November 2004; and 4) an outstanding term loan in the original amount of $3.0 million provided in November 2006 for the Vulcan asset acquisition. Currently, we have no outstanding letters of credit under our United States revolving credit facility. As of December 31, 2008, we had the ability to borrow an additional $8.4 million under the United States and Canadian revolving credit facilities. This agreement contains financial covenants that require us to maintain a current ratio, cash flow coverage and leverage ratios, and maintain minimum amounts of tangible net worth. This credit facility further limits capital expenditures, sales of assets, and additional indebtedness. We were in compliance with all of these financial covenants as of December 31, 2008. For additional details on our debt obligations and credit facilities, see Note 9 Long-Term Debt, Page 53.
          As of December 31, 2008, the balance outstanding on the U.S. revolving credit facility was $2.8 million. The balance outstanding on the Kelsan acquisition loan was $4.9 million at December 31, 2008. The balance outstanding on the Vulcan acquisition loan was $1.7 million at December 31, 2008. Our Canadian revolving credit facility had no outstanding borrowings as of December 31, 2008.
          We have a working capital facility with a United Kingdom financial institution that supports the working capital requirements of our United Kingdom operations and includes an overdraft availability of $1.4 million (£900,000 pounds sterling), $255,000 (£175,000 pounds sterling) for the issuance of performance bonds, and $58,000 (£40,000 pounds sterling) for the negotiation of foreign checks. There were no outstanding borrowings as of December 31, 2008; however, our availability under this credit facility was reduced due to outstanding performance bonds in the amount of $227,000 (£156,000 pounds sterling) as of December 31, 2008. The balance outstanding on the Coronet Rail acquisition loan was $1.1 million (£775,000 pounds sterling) at December 31, 2008.
          In July 2008, we entered into a new loan agreement with Boone County Bank, Inc. for a line of credit in the maximum amount of $2.1 million to finance capital expenditures at our manufacturing facility in Huntington, West Virginia. As of December 31, 2008, the outstanding balance on this facility was $1.8 million. Boone County Bank, Inc. is a related-party (see Note 9, Long-Term Debt, Page 53). In February 2009 this loan was increased to $2.1 million and the interest rate was lowered to United States prime rate less 0.25%. The terms of the loan require principal repayment of $35,000 monthly for 60 months, beginning in February 2009. We previously had a $2.0 million line of credit with Boone County Bank, Inc. for our United States business segments that was terminated in April, 2008.

Summary of Contractual Obligations
          The following is a summary of our contractual obligations as of December 31, 2008:

	Payments due by period
		Less			More
		than 1	1–3	3–5	than 5
Contractual Obligations	Total	year	years	years	years
	(In thousands)
Term loans	$9,810	$3,700	$5,481	$590	$39
Purchase obligations	5,614	4,519	1,095	—	—
Operating leases (1)	4,896	1,319	1,817	715	1,045
Working capital facilities	2,800	2,800	—	—	—
Future interest payments (2)	415	216	171	28	—
Pension contributions (3)	3,716	252	1,693	1,365	406

Total contractual obligations (4)	$27,251	$12,806	$10,257	$2,698	$1,490

(1)	The majority of our future operating lease obligations are for property leases at our operating locations. There are no unusual terms or conditions within these leases.

(2)	Represents future interest payments on long-term debt obligations as of December 31, 2008. Assumes that interest rates on our long-term debt agreements at December 31, 2008 will continue for the life of the agreements.

(3)	Pension plan contributions that may be required more than one year from December 31, 2008 will be dependent upon the performance of plan assets.

(4)	During the first quarter 2007, we recognized a liability of $313,000 for uncertain tax positions in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48). We recognized a total of $0 of expense related to FIN 48 during 2008. This amount is included within other long-term liabilities on the December 31, 2008 consolidated balance sheet. However, because of the high degree of uncertainty regarding the timing of future cash flows associated with this FIN 48 liability, we cannot reasonably estimate the periods of related future payments, and as such, we have excluded the FIN 48 liability from the contractual obligations table.
Financial Condition
          Lower foreign currency translation rates had a significant impact on our consolidated balance sheet as of December 31, 2008, as the conversion of our foreign subsidiaries’ balance sheets into U.S. dollars is at a lower rate as of December 31, 2008 than at December 31, 2007. At December 31, 2008 total assets were $96.8 million, a decrease of $7.4 million from $104.2 million as of December 31, 2007. The decrease at December 31, 2008 is primarily due to $5.5 million of lower intangible assets and goodwill, lower accounts receivable of $2.9 million and $1.0 million of lower property, plant and equipment, primarily due to the decrease in foreign currency exchanges rates in relation to the United States dollar at December 31, 2008 compared to December 31, 2007. Partially offsetting theses decreases are increases in cash and cash equivalents of $1.1 million, and an $866,000 increase in inventory in the current period, primarily to support our operations.
          Total outstanding debt obligations at December 31, 2008 decreased by $3.7 million or 22.8%, to $12.6 million as of December 31, 2008, from $16.3 million at December 31, 2007. The decrease in total outstanding debt obligations is primarily due to the repayment of long-term debt obligations during 2008, along with the impact of lower foreign currency translation rates at December 31, 2008.
          Our consolidated shareholders’ equity was negatively impacted by $7.3 million during 2008, of which $5.5 million is due to the impact of lower foreign currency translation rates in converting our foreign subsidiary balance sheets into United States dollars at December 31, 2008. Management cannot guarantee that future foreign currency exchange rates will not have a material impact on our balance sheet or shareholders’ equity. Additionally, actuarial losses on our defined benefit pension plans negatively impacted our December 31, 2008 shareholders’ equity by $1.8 million. Management cannot guarantee that future losses in our defined benefit pension plans will not have a material impact on our shareholders’ equity.
          The majority of our track components products that we manufacture and sell, such as our rail joints, rail anchors and rail spikes require steel as a major element in the production process. Worldwide steel prices began to increase in 2004, resulting in surcharges being added to our overall raw material costs. This trend continued in 2005 and during 2006 we began to see a transition on some purchases from surcharges to higher base prices for some of the materials, primarily steel. During 2008, prices for steel were higher for some products in certain markets, while some prices were lower in certain markets. We continue to monitor the price of our primary raw materials. If a prolonged increase in steel prices should continue and we are unable to pass on these added costs to our customers, our future earnings could be negatively impacted.
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
          Revenue from installation of material handling equipment and railway wayside data collection and data management systems is generally recognized by applying percentages of completion for each contract to the total estimated profits for the respective contracts. The length of each contract varies, but is typically about two to five months. The percentages of completion are determined by comparing the actual costs of work performed to date to the current estimated total costs of the respective contracts. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, repairs and depreciation costs.
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

          Goodwill and Other Intangible Assets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. We assess the impairment of goodwill and other intangible assets at least annually and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the goodwill of each of our reporting units and our indefinite-lived intangible assets for impairment as required under SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to identify a potential impairment and the second step measures the amount of an impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. The fair values of our reporting units are determined using a discounted cash flow analysis based upon historical and projected financial information. The intangible assets of our business segments are tested following the same process. The estimates of future cash flows, discount rates, and long-term growth rates, based on reasonable and supportable assumptions and projections, require our judgment. Factors that could change the result of our goodwill and intangible asset impairment test include, but are not limited to, different assumptions used to forecast future revenue, expenses, capital expenditures and working capital requirements used in our cash flow models. In addition, selection of a risk-adjusted discount rate on the estimated undiscounted cash flow is susceptible to future changes in market conditions and when unfavorable, can adversely affect our original estimates of fair values. As such, to account for the uncertainty inherent in our estimates and future projections, we perform sensitivity analyses to determine our margin of error. Since adoption of SFAS No. 142, we have not recognized any impairment of goodwill or other intangible assets.
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
          In conjunction with the acquisitions of Coronet Rail and the assets of Vulcan, we recorded the fair value of the acquired tangible and intangible assets in accordance with SFAS No. 142. As part of our procedures to determine fair values of all acquired assets, we engaged an independent valuation expert to evaluate the technology and intellectual property along with other intangible assets that could be assigned a fair value under these acquisitions. We supplied the independent valuation expert with the historical and estimated cash flows of the companies along with an estimate of future costs to maintain these technologies. The independent valuation expert used these estimates and other assumptions to determine the present value of the discounted cash flows of these various technologies. In addition, we evaluated the future lives of the identified intangible assets to determine if they have definite or indefinite lives.
          As a result of the Vulcan asset acquisition, we assigned fair values of $2.2 million to customer relationships, $890,000 to a unique customer relationship, $342,000 to vehicle restraint assembly technology (G-Van patent), $47,000 to a supply agreement and $5,000 to non-compete agreements. We also determined that there was $830,000 of goodwill to be recorded as part of this transaction. The goodwill balance increased to $1.2 million at December 31, 2008, primarily due to accrued earn-out based upon sales volume, which is recorded as an increase of the total purchase price. In addition, we have estimated that the customer relationships, a unique customer relationship, vehicle restraint assembly technology, supply agreement, and non-compete agreements have definite lives of 19 years, 17 years, 11 years, 3 years and 7 years, respectively, due to our estimates that the projected economic earnings associated with these intangible assets will begin to lapse after these time frames. We will monitor these assets to determine if certain events occur that could cause the lives assigned to these intangible assets to become shorter than originally assigned. We would then assign a shorter future estimated life based on the years that we feel that the product would have value in the marketplace and record an impairment charge in the proper accounting period.
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
          Warranty Reserves. Most of our products are covered by a replacement warranty. We establish warranty reserves for expected warranty claims based upon our historical experience, or for known warranty issues and their estimable replacement costs. During 2007, we became aware of a problem with RMP’s Bonded to Rail (BTR) joint bars assembled in Huntington, WV. Warranty expense incurred in 2007 for this issue totaled $1.3 million. We did not incur any additional warranty expense for this issue in 2008. As of December 31, 2008, the warranty accrual for this issue is $177,000. See Note 13, Commitments and Contingencies, Page 67 for further details.
          Pension and Other Post-Retirement Benefit obligations. We maintain defined benefit pension plans in the United States and the United Kingdom that cover a significant number of our active employees, former employees and retirees. We account for these plans as required under SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 158 “Employer’s Accounting for Defined Benefit Plans and Other Postretirement Plans.” The liabilities and expenses for pensions require significant judgments and estimates. These amounts are determined using actuarial methodologies and incorporate significant assumptions, including the rate used to discount the future estimated liability, inflation, the long-term rate of return on plan assets and mortality tables. Management has mitigated the future liability for active employees by freezing all defined benefit pension plans effective December 31, 2003. The rate used to discount future estimated liabilities is determined based upon a hypothetical double A yield curve represented by a series of annualized individual discount rates from one-half to thirty years. Our inflation assumption is based on an evaluation of external market indicators. The long-term rate of return is estimated by considering historical returns and expected returns on current and projected asset allocations. The effects of actual results that differ from these assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligations in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our obligations and future expense.
          As interest rates decline, the actuarially calculated retirement benefit plan liability increases. Conversely, as interest rates increase, the actuarially calculated retirement benefit plan liability decreases. Past declines in interest rates and equity markets have had a negative impact on the retirement benefit plan liability and fair value of our plan assets. As a result, the accumulated benefit obligation exceeded the fair value of plan assets at December 31, 2006, which resulted in a $396,000, net of tax, decrease in equity. In addition, the accumulated benefit obligation exceeded the fair value of plan assets at December 31, 2007; however, as a result of an increase in interest rates during 2007, our retirement benefit plan liability at December 31, 2007 is less than the liability at December 31, 2006, which resulted in a $1,380,000, net of tax, increase in shareholder’s equity. During 2008 a decline in the interest rates again caused a negative impact by causing our accumulated benefit obligation to exceed the fair value of the plan assets thus increasing on our retirement benefit plan liability. The decline resulted in a negative impact to shareholders’ equity of $1.8 million for the year ended December 31, 2008.
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
          The process of recording deferred tax assets and liabilities involves summarizing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. We must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, a valuation allowance is established. If a valuation allowance is established in a period, an expense is recorded. The valuation allowance is based on our experience and current economic situation. We believe that operations will provide taxable income levels to recover deferred tax assets on our consolidated balance sheet as of December 31, 2008.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          We are exposed to interest rate risk on our contractual long-term debt obligations and our working capital facilities are under floating interest rate arrangements. However, we have determined that these risks are not significant enough to warrant hedging programs. If interest rates increase, we will be exposed to higher interest rates and we will be required to use more cash to settle our long-term debt obligations. As interest rates increase on our variable long-term debt, it will have a negative impact on future earnings because the increased rates will increase our interest expense. Conversely, if interest rates decrease on our variable long-term debt, it will have a positive impact on future earnings because the lower rates will decrease our interest expense. Based upon the long-term debt amount as of December 31, 2008, for every 1% increase or decrease in the interest rate on our long-term debt, our annual interest expense will fluctuate by approximately $126,000.
          In addition, we are exposed to foreign currency translation fluctuations with our international operations. We do not have any foreign exchange derivative contracts to hedge against foreign currency exposures. Therefore, we are exposed to the related effects when the foreign currency exchange rates fluctuate. If the U.S. dollar strengthens against the Canadian dollar and/or the British pound sterling, the translation rate for these foreign currencies will decrease, which will have a negative impact on our operating income. For the year ended December 31, 2008, for every 1/100 change in the exchange rate of the Canadian dollar to the U.S. dollar, our Canadian operation’s operating income would have changed by approximately $43,000. Further, for every 1/100 change in the exchange rate of the British pound sterling to the U.S. dollar, the impact on operating income for our United Kingdom operations for the year ended December 31, 2008 would have been approximately $12,000. Foreign currency translation fluctuations have no impact on cash flows as long as we continue to reinvest any profits back into the respective foreign operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are included in this item:

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2008 and 2007	38

Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006	39

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006	40

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	41

Notes to Consolidated Financial Statements

Report of Management on Internal Control over Financial Reporting	77

Reports of Independent Registered Public Accounting Firms	78

The supplementary data required by this Item (selected quarterly financial data) is provided in Note 15 of the Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

	December 31
	2008	2007
	(In Thousands)
Assets
Current assets
Cash and cash equivalents	$5,371	$4,273
Accounts receivable, net	14,553	17,411
Inventories, net	23,856	22,990
Prepaid expenses and other current assets	489	586
Deferred income taxes	369	375

Total current assets	44,638	45,635

Property, plant and equipment, net	10,203	11,121
Intangible assets, net	27,732	31,542
Goodwill	13,413	15,059
Other assets	837	869

Total assets	$96,823	$104,226

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$6,500	$6,865
Accounts payable	7,155	6,167
Accrued income taxes	513	706
Customer deposits	1,935	1,380
Accrued compensation	2,641	2,979
Other accrued liabilities	2,088	2,795
Deferred purchase price – current portion	—	298

Total current liabilities	20,832	21,190

Long-term debt, less current maturities	6,110	9,463
Deferred income taxes	7,224	11,524
Accrued pension costs	3,583	1,175
Other long-term liabilities	898	977

Total liabilities	38,647	44,329

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $1 par value, 50,000,000 shares authorized, 9,602,029 and 9,601,779 shares issued and outstanding at December 31, 2008 and 2007, respectively	9,602	9,602
Additional paid-in capital	25,443	25,342
Retained earnings	28,635	23,161
Accumulated other comprehensive gain (loss)	(5,504)	1,792

Total shareholders’ equity	58,176	59,897

Total liabilities and shareholders’ equity	$96,823	$104,226

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

	Years Ended December 31
	2008	2007	2006
	(Dollars in Thousands, Except Per Share Data)
Net sales	$109,017	$109,503	$99,225
Cost of sales	73,445	74,995	68,848

Gross profit	35,572	34,508	30,377

Selling, general and administrative	22,635	22,781	22,117
Amortization expense	1,199	1,241	926

Operating income	11,738	10,486	7,334

Interest expense	805	1,247	1,105
Other (income)/expense, net	(87)	246	140

Income before income taxes	11,020	8,993	6,089
Provision for income taxes	3,241	2,862	1,469

Net income	$7,779	$6,131	$4,620

Earnings per share
Basic and Diluted	$0.81	$0.64	$0.48

Dividends per share	$0.24	$0.24	$0.24
See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity

					Accumulated
					Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(Dollars in Thousands)
Balance at January 1, 2006	9,601,779	9,602	$25,290	$17,332	$(1,776)	$50,448
Cash dividends on common stock paid to shareholders	—	—	—	(2,305)	—	(2,305)
Comprehensive income:
Net income	—	—	—	4,620	—	4,620
Minimum pension liability adjustment, net of tax benefit of $140	—	—	—	—	(396)	(396)
Foreign currency translation adjustment, net of tax provision of $446	—	—	—	—	729	729

Total comprehensive income						4,953

Balance at December 31, 2006	9,601,779	$9,602	$25,290	$19,647	$(1,443)	$53,096
Cash dividends on common stock paid to shareholders	—	—	—	(2,304)	—	(2,304)
Cumulative effect of a change in accounting principle (FIN 48)	—	—	—	(313)	—	(313)
Stock compensation expense	—	—	52	—	—	52
Comprehensive income:

Net income	—	—	—	6,131	—	6,131
Minimum pension liability adjustment, net of tax provision of $684	—	—	—	—	1,380	1,380
Foreign currency translation adjustment, net of tax provision of $1,137	—	—	—	—	1,855	1,855

Total comprehensive income						9,366

Balance at December 31, 2007	9,601,779	$9,602	$25,342	$23,161	$1,792	$59,897
Issuance of common stock	250	—	3	—	—	3
Cash dividends on common stock paid to shareholders	—	—	—	(2,305)	—	(2,305)
Stock compensation expense	—	—	98	—	—	98
Comprehensive income:
Net income	—	—	—	7,779	—	7,779
Minimum pension liability adjustment, net of tax benefit of $1,083	—	—	—	—	(1,839)	(1,839)
Foreign currency translation adjustment, net of tax benefit of $3,345	—	—	—	—	(5,457)	(5,457)

Total comprehensive income						483

Balance at December 31, 2008	9,602,029	$9,602	$25,443	$28,635	$(5,504)	$58,176

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

	Years Ended December 31
	2008	2007	2006
	(In Thousands)
Operating Activities
Net income	$7,779	$6,131	$4,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,852	2,343	2,103
Amortization expense	1,199	1,241	926
Provision for doubtful accounts	123	70	37
Deferred income taxes	838	(346)	(446)
Pension expense (income)	(64)	75	29
Loss on sale of fixed assets	271	81	94
Pension contributions	(809)	(207)	(23)
Stock-based compensation expense	98	52	—
Impairment of long-lived assets	—	50	100
Changes in operating assets and liabilities:
Accounts receivable	630	(148)	(131)
Inventories	(4,014)	1,264	(845)
Prepaid expenses and other current assets	(246)	85	(217)
Accounts payable	2,467	(1,745)	211
Income taxes payable	13	(281)	(341)
Accrued expenses	(30)	269	167

Net cash provided by operating activities	10,107	8,934	6,284

Investing Activities
Purchases of property, plant and equipment	(2,697)	(2,348)	(2,073)
Proceeds from sale of assets	32	2,514	1
Contingent consideration – business acquisition	(202)	(168)	—
Business acquisitions, net of cash acquired	—	—	(9,446)

Net cash used in investing activities	(2,867)	(2)	(11,518)

Financing Activities
Net increase (decrease) in working capital facilities	(33)	898	(166)
Outstanding checks in excess of funds on deposit	61	309	(42)
Principal payments on promissory notes	(280)	(280)	(280)
Proceeds from term loans	6,684	55	7,178
Principal payments on term loans	(9,043)	(5,316)	(2,829)
Principal payments on capital leases	—	(69)	(72)
Issuance of common stock	2	—	—
Cash dividends paid to shareholders	(2,305)	(2,304)	(2,305)
Fees paid to obtain new financing	(20)	—	(75)

Net cash (used in) provided by financing activities	(4,934)	(6,707)	1,409

Effect of exchange rate changes on cash and cash equivalents	(1,208)	226	280

Increase (decrease) in cash and cash equivalents	1,098	2,451	(3,545)
Cash and cash equivalents at beginning of period	4,273	1,822	5,367

Cash and cash equivalents at end of period	$5,371	$4,273	$1,822

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$829	$1,314	$1,080

Income taxes	$2,500	$3,211	$2,923

See Notes to Consolidated Financial Statements

Note 1: Nature of Operations and Significant Accounting Policies
Nature of Operations
We manufacture, supply and distribute a broad range of rail products, including rail joints, rail anchors, rail spikes, railway friction management products and systems, railway wayside data collection and data management systems and freight car securement systems. We also manufacture material handling equipment for industries outside the rail transportation sector at our Leicester, England operation. We serve both the domestic and international markets. Our manufacturing facilities are located in Huntington, West Virginia; St. Jean, Quebec, Canada; Vancouver, British Columbia, Canada; Leicester, England, United Kingdom; and Sheffield, England, United Kingdom. We operate engineering and assembly facilities in Dublin, Ohio and near Montreal, Quebec, and have an office near Chicago, Illinois. Our corporate headquarters is located near Pittsburgh, Pennsylvania.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Portec Rail Products, Inc.; Salient Systems, Inc. (Salient Systems), our wholly-owned United States subsidiary; Portec Rail Nova Scotia Company, our wholly-owned Canadian subsidiary; and Portec Rail Products (UK) Ltd., our wholly-owned United Kingdom subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. For further details regarding our subsidiaries, refer to Exhibit 21, Subsidiaries of the Registrant.
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
Accounts Receivable
Accounts receivable are stated at the amount billed to our customers. We provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable are generally due between 30 and 60 days after the issuance of the invoice. Accounts past due more than 90 days are considered delinquent. Delinquent receivables are written-off based on individual credit evaluation and specific customer circumstances.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for all inventories. Inventory costs include material, labor and manufacturing overhead.
Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is recorded by the straight-line method based on estimated useful lives as follows:

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

Goodwill and Identifiable Intangible Assets
The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 ceased the amortization of goodwill and other intangible assets with indefinite useful lives. SFAS No. 142 also requires that these assets be reviewed for impairment at least annually. Intangible assets with definite lives will continue to be amortized over their estimated useful lives and will be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We adopted SFAS No. 142 effective January 1, 2002. We are required to test our goodwill for impairment using a two-step process described in SFAS No. 142 on an annual basis or whenever events or circumstances indicate that the fair value of our reporting units may have been affected. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We have established October 1st as our annual measurement date for impairment of goodwill. We completed the annual impairment tests for 2008, 2007 and 2006, and determined that no impairment adjustment was required.
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
Patents
Patents consist of legal and filing costs incurred in obtaining patent protection for product technology. The accounting rules allow for patent costs to be amortized over the legal life or the useful life of the patent, whichever is shorter. In 2007, we implemented a new patent policy, which amortizes patent costs on a straight-line basis over a period of five to twenty years.
Deferred Financing Costs
Deferred financing costs that relate to obtaining debt facilities are capitalized and amortized over the term of the facility using the level-yield method or straight-line where appropriate. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.
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
Applicable taxes assessed by governmental authorities, such as sales, use, value added, and some excise taxes are billed to customers at the time of sale and not included as a part of net sales. Theses taxes assessed are remitted as required by each governmental jurisdiction on a monthly, quarterly or annual basis.
Related Party Transactions
Related party transactions are conducted with companies under common control of our shareholders or directors. During 2008, we entered into a loan agreement with Boone County Bank, which is a related party. See Note 9 – Long-Term Debt, Page 53 for further details.
Warranty Obligations
Most of our products are covered by a replacement warranty. We record a liability for product warranty obligations based upon historical warranty claims experience or known warranty issues and their replacement costs. During 2007, we incurred $1.3 million of warranty expense related to RMP’s Bonded to Rail (BTR) joint bars manufactured in Huntington, WV, which are covered by a standard one-year replacement warranty. We did not incur any warranty expense during 2008 related to this issue. At December 31, 2008 and 2007, the warranty accrual related to this issue was $177,000 and $572,000, respectively. See Note 13, Commitments and Contingencies, Page 67 for further details. Product warranty accruals as of December 31, 2006 were not material.
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
Research and Development
Research and development costs are charged to expense as incurred. Research and development costs incurred during 2008, 2007 and 2006 were approximately $3.0 million, $2.4 million and $2.6 million, respectively.
Advertising Expense
Advertising expense is comprised of trade shows and other promotional expenses. Advertising expenses are charged to income during the period incurred. Advertising expenses charged to income totaled $299,000 in 2008, $265,000 in 2007 and $374,000 in 2006.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. In addition, SFAS 157 was issued to eliminate the different definitions of fair value in order to provide consistency and comparability in fair value measurements. However, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We have adopted this standard as of the first quarter 2008.
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
In March 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133, requiring enhanced disclosures about the Company’s derivative and hedging activities. The Company is required to provide enhanced disclosures about (a) how and why it uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect the Company’s financial position, results of operations, and cash flows. SFAS No. 161 is effective prospectively, with comparative disclosures of earlier periods encouraged upon initial adoption. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statement footnote disclosures.
Earnings Per Share
Basic earnings per share (EPS) are computed as net income available to common shareholders divided by the weighted average common shares outstanding. Diluted earnings per share considers the potential dilution that occurs related to issuance of common stock under stock option plans. We calculated the dilutive effect of our stock options in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). For the twelve months ending December 31, 2008, we determined that our stock options have an anti-dilutive effect on earnings per share, as the incremental shares related to the 2007 and 2008 stock options grants (see Note 18, Stock Options, Page 73) would reduce our average shares outstanding by 24,004 shares. The incremental shares related to the 2007 stock option grant would reduce our average shares outstanding by 7,126 shares for the year ended December 31, 2007. As such, the anti-dilutive shares are not included in the calculation of diluted earnings per share. We did not have any stock options outstanding during the year ended December 31, 2006. As such, the anti-dilutive shares are not included in the calculation of diluted earnings per share.

	Years Ended December 31
	2008	2007	2006
	(Dollars in Thousands, Except Share and Per Share Data)
Net income available to common shareholders	$7,779	$6,131	$4,620
Basic common shares:
Weighted average shares outstanding	9,601,928	9,601,779	9,601,779
Diluted average shares outstanding	9,601,928	9,601,779	9,601,779
Basic and diluted earnings per share	$0.81	$0.64	$0.48
On June 8, 2006, our shareholders approved the Portec Rail Products, Inc. 2006 Stock Option Plan (the Option Plan). The Option Plan authorizes the issuance of up to 150,000 shares of common stock of Portec Rail Products, Inc. pursuant to grants of incentive and non-statutory stock options and will remain in effect for a period of ten years. We adopted Statement of Financial Accounting Standards No. 123 (R), Share-Based Payments (SFAS 123(R)), effective January 1, 2006. Stock options granted are accounted for in accordance with SFAS 123 (R). See Note 18, Stock Options, Page 73.
Reclassifications
Certain reclassifications have been made to the 2007 and 2006 financial statements to conform to the 2008 financial statement presentation. These reclassifications had no effect on net earnings.
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
In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, we accounted for the acquisition using the purchase method of accounting. Accordingly, the assets and liabilities of Vulcan were adjusted to fair value as of the acquisition date. In addition, all identifiable intangible assets were recorded at fair value and included as part of net assets acquired. The fair value of intangible assets was determined by an independent valuation expert. The assets acquired included $3,455,000 of intangible assets other than goodwill. Of the $3,455,000 of acquired intangible assets, a value of $2,169,000 was assigned to customer relationships, which will be amortized on a straight-line basis over an estimated useful life of 19 years; a value of $890,000 was assigned to a unique customer relationship, which will be amortized on a straight-line basis over an estimated useful life of 17 years: a value of $344,000 was assigned to vehicle restraint assembly technology (G-Van patent), which will be amortized on a straight-line basis over an estimated useful life of 11 years; a value of $47,000 was assigned to a supply agreement, which will be amortized on a straight-line basis over an estimated useful life of 3 years; and a value of $5,000 was assigned to non-compete agreements with the owners and one former employee of Vulcan, which will be amortized on a straight-line basis over an estimated useful life of 7 years. As part of this transaction, we recorded $830,000 of goodwill, which represents the excess purchase price over the fair value of net assets acquired. The goodwill balance increased to $1.2 million at December 31, 2008, primarily due to accrued earn-out based upon sales volume, which is recorded as an increase of the total purchase price in accordance with SFAS 141 Business Combinations. During the year ended December 31, 2008 and 2007, total earn-out payments of $195,000 and $77,000, respectively, were paid to the former owners of Vulcan. We anticipate approximately $105,000 of additional payments to be made in 2009. In accordance with SFAS No. 142, goodwill will not be amortized, but evaluated for impairment annually. We anticipate approximately $105,000 of additional earn-out payments to be made in 2009. All intangible assets resulting from the acquisition are included in the Shipping Systems segment.
The following summarizes the estimated fair values at the acquisition date:

October 10
2006
(In Thousands)
Property, plant and equipment, net	$196
Intangible Assets	3,453
Goodwill	830

Total assets acquired	$4,479

Note 3: Acquisition of Coronet Rail, Ltd.
On April 12, 2006, Portec Rail Products (UK) Ltd., our wholly-owned subsidiary, acquired 100% of the outstanding common stock of Coronet Rail, Ltd. (Coronet Rail), effective as of April 8, 2006, for a total purchase price of $5,762,000 (£3,310,000 pounds sterling), including direct acquisition costs of $179,000 (£103,000 pounds sterling). Of the total purchase price of $5,762,000, $4,178,000 (£2,400,000 pounds sterling) was paid at closing and was financed by a United Kingdom financial institution in the form of 1) a $2,611,000 (£1,500,000 pounds sterling) five-year term loan and 2) a $1,567,000 (£900,000 pounds sterling) fifteen-year term loan. Portec Rail Products (UK) Ltd. is the sole guarantor of the term loans with substantially all of our United Kingdom assets pledged as collateral. In addition to the $4,178,000 (£2,400,000 pounds sterling) paid at closing, a deferred purchase price of $1,044,000 (£600,000 pounds sterling) without interest was paid to the former shareholders of Coronet Rail over the subsequent 24-month period in equal, quarterly installments. Under the terms of the share purchase agreement executed in conjunction with the purchase of Coronet Rail, a working capital adjustment of $361,000 (£207,000 pounds sterling) was paid to the former shareholders of Coronet Rail in June 2006. As of December 31, 2008, $1,044,000 (£600,000 pounds sterling) of the deferred purchase price has been paid to the former shareholders of Coronet Rail. Coronet Rail is a major supplier of insulated rail joints and track fasteners to the United Kingdom railways, and is operated under our United Kingdom business segment. Accordingly, all assets and liabilities are included in the United Kingdom segment, and the results of operations for Coronet Rail have been included in the United Kingdom segment and consolidated financial statements since the effective date of the acquisition.
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

Accounts receivable consists of the following:

	December 31
	2008	2007
	(In Thousands)
Accounts receivable	$14,671	$17,532
Less allowance for doubtful accounts	118	121

Net accounts receivable	$14,553	$17,411

Note 6: Inventories
The major components of inventories are as follows:

	December 31
	2008	2007
	(In Thousands)
Raw materials	$10,617	$9,849
Work in process	411	521
Finished goods	13,727	13,017

	24,755	23,387
Less reserve for slow-moving and obsolete inventory	899	397

Net inventory	$23,856	$22,990

Note 7: Property, Plant and Equipment
Property, plant and equipment consist of the following:

	December 31
	2008	2007
	(In Thousands)
Land	$117	$143
Buildings and improvements	7,402	7,466
Machinery and equipment	13,270	12,569
Office furniture and equipment	1,773	3,271
Construction-in-progress	86	1,212

	22,648	24,661
Less accumulated depreciation	12,445	13,540

Net property and equipment	$10,203	$11,121

Total depreciation expense was approximately $1,852,000, $2,343,000 and $2,103,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
Note 8: Goodwill and Intangible Assets
As a result of the Vulcan asset acquisition and the acquisitions of Coronet Rail, Ltd. in 2006, and Kelsan and Salient Systems in 2004, we acquired $31.2 million of intangible assets other than goodwill. For further details see Acquisition Notes 2 and 3. Of the $31.2 million of intangible assets acquired, $17.8 million are definite-lived, amortizable intangible assets and $13.4 million are indefinite-lived, non-amortizable intangible assets (Salient Systems). Additionally, as part of these transactions, we recorded $8.6 million of goodwill, which represents the excess purchase price over the fair value of the net assets acquired. Of the $8.6 million of goodwill, $4.2 million and $1.7 million were recorded as part of the Kelsan and Salient acquisitions, respectively, in 2004. We recorded $1.9 million and $830,000 of goodwill as part of the Coronet acquisition and Vulcan asset acquisition, respectively, in 2006. During 2008 and 2007, Vulcan’s goodwill balance increased to $1.2 million and $991,000, respectively due to accrued earn-out based upon sales volume, which is recorded as an increase of the total purchase price in accordance with SFAS 141 Business Combinations. This increase is presented in the table below. During the years ended December 31, 2008 and 2007, we made total earn-out payments of $195,000 and $77,000, respectively to the former owners of Vulcan. We anticipate approximately $105,000 of additional earn-out payments to be made in 2009.
The changes in the carrying amounts of goodwill attributable to each segment at December 31, 2008 and 2007 are as follows:

	December 31	Acquired	Foreign	December 31
	2007	Goodwill	Exchange	2008
	(In Thousands)
RMP	$4,656	$—	$—	$4,656
SSD	1,256	202	—	1,458
Canada	5,434	—	(916)	4,518
United Kingdom	3,713	—	(932)	2,781

Total	$15,059	$202	$(1,848)	$13,413

	December 31	Acquired	Foreign	December 31
	2006	Goodwill	Exchange	2007
	(In Thousands)
RMP	$4,656	$—	$—	$4,656
SSD	1,095	161	—	1,256
Canada	4,696	—	738	5,434
United Kingdom	3,729	—	(16)	3,713

Total	$14,176	$161	$722	$15,059

The carrying basis and accumulated amortization of definite lived intangible assets are as follows:

	December 31, 2008
	Amortization	Gross
	Period	Carrying	Accumulated	Net Carrying
Amortizable Intangible Assets	(in years)	Value	Amortization	Amount
	(In Thousands)
Patents

RMP	7	$209	$(27)	$182

SSD	10	41	(7)	34

Canada (1)	5 to 20	816	(358)	458

		1,066	(392)	674

Kelsan Acquisition
Stick friction modifier product technology	15	5,365	(1,460)	3,905
Keltrack® liquid friction modifier product technology	28	5,047	(736)	4,311

		10,412	(2,196)	8,216

Coronet Rail Acquisition

Customer relationships	20	2,748	(375)	2,373

Non-compete agreements	5	158	(86)	72

Supply agreement	10	28	(8)	20

Deferred financing fees	5	46	(27)	19

		2,980	(496)	2,484

Vulcan Product Line Acquisition

Customer relationships	19	2,169	(251)	1,918

Unique customer relationship	17	890	(115)	775

Vehicle restraint assembly technology	11	344	(70)	274

Supply agreement	3	47	(35)	12

Non-compete agreements	7	5	(2)	3

		3,455	(473)	2,982

Total		$17,913	$(3,557)	$14,356

(1)	Includes Kelsan patents with a gross carrying value, accumulated amortization, and net book value of $795,000, $354,000, and $441,000, respectively.

	December 31, 2007
	Amortization	Gross
	Period	Carrying	Accumulated	Net Carrying
Amortizable Intangible Assets	(in years)	Value	Amortization	Amount
	(In Thousands)
Patents

RMP	7	$102	$(7)	$95

SSD	10	39	(3)	36

Canada (1)	5 to 20	807	(352)	455

		948	(362)	586

Kelsan Acquisition
Stick friction modifier product technology	15	6,569	(1,350)	5,219
Keltrack® liquid friction modifier product technology	28	6,180	(681)	5,499
Deferred financing fees	5	97	(60)	37

		12,846	(2,091)	10,755
Coronet Rail Acquisition

Customer relationships	20	3,742	(324)	3,418

Non-compete agreements	5	214	(74)	140

Supply agreement	10	38	(6)	32

Deferred financing fees	5	63	(23)	40

		4,057	(427)	3,630

Vulcan Product Line Acquisition

Customer relationships	19	2,169	(138)	2,031

Unique customer relationship	17	890	(63)	827

Vehicle restraint assembly technology	11	344	(39)	305

Supply agreement	3	47	(19)	28

Non-compete agreements	7	5	(1)	4

		3,455	(260)	3,195

Total		$21,306	$(3,140)	$18,166

(1)	Includes Kelsan patents with a gross carrying value, accumulated amortization, and net book value of $797,000, $352,000, and $445,000, respectively.
No significant residual value is estimated for these intangible assets. The carrying amounts and accumulated amortization were impacted by foreign currency translation adjustments. Aggregated amortization expense for all intangible assets for the years ended December 31, 2008, 2007 and 2006 totaled $1,199,000, $1,241,000, and $926,000, respectively.

The following table represents the total estimated amortization of intangible assets for the five succeeding years:

Estimated Amortization
For the Year Ended December 31,	Expense
(In Thousands)
2009	$989
2010	975
2011	939
2012	931
2013	930
The carrying value of indefinite-lived intangible assets is as follows as of December 31, 2008 and December 31, 2007:

Non-Amortized Intangible Assets (Salient Systems Acquisition):	Carrying Value
(In Thousands)
Wheel Impact Load Detector technology	$9,797
Railstress Monitor technology	3,579

Total	$13,376

Note 9: Long-Term Debt
Long-term debt consists of the following:

	December 31
	2008	2007
	(In Thousands)
National City Bank Credit Facility: (a)
Term loan – Kelsan acquisition	$4,884	$8,435
Term loan – Vulcan asset acquisition	1,700	2,300
Revolving credit facility – United States	2,800	2,300
Revolving credit facility – Canada	—	—

United Kingdom loans: (b)
Term loan – Coronet Rail acquisition	1,131	2,119
Working capital facility	—	575
Term loans – vehicles	15	39

Promissory notes – Salient Systems acquisition (c)	280	560
Credit facility – Boone County Bank, Inc. (d)	1,800	—

	12,610	16,328
Less current maturities	6,500	6,865

	$6,110	$9,463

(a) National City Bank Credit Facility
In December 2008, PNC Financial Services Group Inc. of Pittsburgh, Pennsylvania acquired National City Corp. of Cleveland, Ohio. We have a number of lending facilities with National City Bank. At this time, we are unaware of the impact, if any, this will have on our ability to finance our working capital requirements.
Our credit facility with National City Bank is a term loan and revolving credit facility that provided the financing for the Kelsan acquisition in November 2004 and the Vulcan asset acquisition in October 2006, and also supports the working capital requirements of our United States and Canadian business units. The components of this facility are as follows: 1) a $7.0 million United States revolving credit facility; 2) a $4.1 million ($5.0 million CDN) revolving credit facility for our Canadian operations; 3) an outstanding term loan in the original amount of $4.9 million that replaced the term loan in the original amount or $14.9 million ($17.6 million CND) provided for the Kelsan acquisition in November 2004; and 4) an outstanding term loan in the original amount of $3.0 million provided in November 2006 for the Vulcan asset acquisition. As of December 31, 2008, we had the ability to borrow an additional $8.4 million under the United States and Canadian revolving credit facilities.
This agreement contains certain financial covenants that require us to maintain a current ratio, cash flow coverage and leverage ratios, and to maintain minimum amounts of tangible net worth. This credit facility further limits capital expenditures, sales of assets, and additional indebtedness. At December 31, 2008, we were in compliance with all of these financial covenants.
Term Loan — Kelsan Acquisition
To finance the acquisition of Kelsan on November 30, 2004 we borrowed $14.9 million ($17.6 million CDN) from National City Bank (Canada) through Portec Rail Nova Scotia Company, a wholly-owned subsidiary of Portec Rail Products, Inc. Portec Rail Nova Scotia Company was the borrower of the funds under the credit agreement, and Portec Rail Products, Inc. was the sole guarantor of the term loan with substantially all of our United States assets pledged as collateral. Under this seven-year term loan, our monthly principal payments were approximately $211,000 ($210,050 CDN). We had the option to direct outstanding borrowings under a Canadian prime lending rate option, a Canadian Banker’s Acceptance Equivalent Note (“BA Note”) option, or utilize a combination of both of these options at our discretion. Interest rates under these options are the prevailing Canadian prime rate plus an applicable margin of .75% to 1.75% (prime rate option), or the BA Note interest rate plus an applicable margin of 1.75% to 2.75% (BA Note option).
In December 2008, we replaced the outstanding balance of $4.9 million ($5.9 million CDN) on the Canadian loan with a new $4.9 million loan from National City Bank. Portec Rail Products, Inc. is the sole guarantor of the term loan with substantially all of our United States assets pledged as collateral. The monthly principal payment on the new loan is approximately $174,000. Interest on the outstanding balance accrues at LIBOR-based rate plus 1.75% to 2.25% and is paid monthly. As of December 31, 2008, the principal balance outstanding was $4.9 million, and accrued interest at a rate of 2.2%. This term loan is scheduled to mature on May 1, 2011.
Term Loan — Vulcan Asset Acquisition
On November 7, 2006, we borrowed $3.0 million from National City Bank to finance the Vulcan acquisition. Portec Rail Products, Inc. is the sole guarantor of the term loan with substantially all of our United States assets pledged as collateral. Under this five-year term loan, our monthly principal payments are $50,000. The outstanding principal balance accrues interest based upon the 30-day LIBOR rate plus 1.5%. As of December 31, 2008 and 2007, we had outstanding borrowings of $1.7 million and 2.3 million, respectively, which accrued interest at 1.97% and 6.43% as of December 31, 2008 and 2007, respectively. This term loan is scheduled to mature on October 31, 2011.
Revolving Credit Facility — United States
Our United States revolving credit facility permits borrowings up to $7.0 million to support the working capital requirements of our United States operations. Included in the $7.0 million is a sub-limit of $1.6 million for standby and commercial letters-of-credit. Outstanding borrowings under this facility can be priced at a prime-based rate or a LIBOR-

based rate. Outstanding borrowings under this facility were $2.8 million and $2.3 as of December 31, 2008 and 2007, respectively. Borrowings on this facility accrued interest at 1.97% and 6.43% at December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, we had $0 and $80,000, respectively, as outstanding commercial letters-of-credit. This credit facility expires on September 30, 2011.
Revolving Credit Facility — Canada
The working capital requirements for our Canadian operations are supported by a $4.2 million ($5.0 million CDN) revolving credit facility. Included within the $4.2 million is a sub-limit of $335,000 ($400,000 CDN) for standby and commercial letters-of-credit. The interest rate is the Canadian prime rate plus 1.0%. Borrowings on this facility accrued interest at 4.5% and 7.0% at December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, there were no outstanding borrowings under this facility. This facility is scheduled to expire on December 31, 2011.
(b) United Kingdom Loans
Term Loan — Coronet Rail Acquisition
In conjunction with the acquisition of Coronet Rail in April 2006, we borrowed $2.6 million (£1.5 million pounds sterling) and $1.6 million (£900,000 pounds sterling) in the form of two term loans provided by a United Kingdom financial institution. The $1.6 million (900,000 pounds sterling) loan was repaid in full in March 2007 with proceeds from the sale of the Wrexham facility. The $2.6 million (£1.5 million pounds sterling) loan has an outstanding balance of approximately $1.1 million (£775,000 pounds sterling) as of December 31, 2008 and accrued interest at 3.75%.
Working Capital Facility
In May 2008, we entered into a new working capital facility for Portec Rail Products (UK) Ltd., and Coronet Rail Ltd., which includes an overdraft availability of $1.3 million (£900,000 pounds sterling); $255,000 (£175,000 pounds sterling) for the issuance of performance bonds, and $58,000 (£40,000 pounds sterling) for the negotiation of foreign checks. This credit facility supports the working capital requirements of Portec Rail Products (UK) Ltd. and Coronet Rail, and is collateralized by substantially all of the assets of Portec Rail Products (UK) Ltd. and its wholly-owned subsidiaries, including Coronet Rail, Ltd. The interest rate on this overdraft facility is the financial institution’s base rate plus 1.5%. The interest rate as of December 31, 2008 was 4.5%. There were no outstanding borrowings as of December 31, 2008 and 2007; however, our availability under this credit facility was reduced due to outstanding performance bonds in the amount of $227,000 (£156,000 pounds sterling) and $309,000 (£156,000 pounds sterling) as of December 31, 2008 and 2007, respectively. This facility is scheduled to expire on April 30, 2009.
Prior to May 2008, the working capital needs of Coronet Rail were serviced by an invoice discounting facility provided by a United Kingdom financial institution. This facility permitted Coronet Rail to borrow up to 85% of its eligible accounts receivable, to a maximum of $1.5 million (£750,000 pounds sterling) for its working capital requirements. As of December 31, 2007, the balance was $575,000 (£290,000 pounds sterling) and the interest rate on the facility was 7.5%.
Prior to May 2008, our working capital facility for Portec Rail Products (UK) Ltd. included $1.2 million (£700,000 pounds sterling) of overdraft availability; $311,000 (£175,000 pounds sterling) for the issuance of performance bonds, and $71,000 (£40,000 pounds sterling) for the negotiation of foreign checks.
(c) Salient Systems Promissory Notes
In connection with the acquisition of Salient Systems on September 30, 2004, we executed two promissory notes. One promissory note was executed with Harold Harrison, the founder and former President and Chief Executive Officer of Salient Systems. This promissory note, in the aggregate principal amount of $1,064,000 is due to Mr. Harrison in four equal, annual installments of $266,000 beginning January 3, 2006 and ending January 5, 2009. A second promissory note was executed with Falls River Group, LLC, which acted as a financial advisor to Salient Systems. This promissory note, in the aggregate principal amount of $56,000 is due to Falls River Group, LLC in four equal, annual installments of $14,000 beginning January 3, 2006 and ending January 5, 2009. In January 2008 and 2007, principal payments of $266,000 and

$14,000, and accrued interest of $46,000 and $68,000, respectively, were paid to the note holders. The unpaid principal balance of the promissory notes accrues interest at the prime rate as published in the Wall Street Journal. The final principal payments of $266,000 and $14,000 were paid to the note holders on January 5, 2009. All accrued and unpaid interest is payable annually beginning January 3, 2006. The outstanding balance on the promissory notes accrued interest at 3.25% as of December 31, 2008. At December 31, 2008, we had accrued interest of $14,000 related to these promissory notes.
(d) Credit Facility — Boone County Bank, Inc.
In July 2008, we entered into a new loan agreement with Boone County Bank, Inc. for a line of credit in the maximum amount of $2.1 million to finance capital expenditures at our manufacturing facility in Huntington, West Virginia. As of December 31, 2008, the outstanding balance on this facility was $1.8 million, and the interest rate was 3.25%. In February 2009 this loan was increased to $2.1 million and the interest rate was lowered to United States prime rate less 0.25%. The terms of the loan require principal repayment of $35,000 monthly for 60 months, beginning in February 2009. This facility has a current maturity date of January 14, 2014. We previously had a $2.0 million line of credit with Boone County Bank, Inc. for our United States business segments that was terminated in April, 2008.
Boone County Bank, Inc. is a wholly-owned subsidiary of Premier Financial Bancorp, Inc., located in Madison, West Virginia. Our Chairman of the Board is the Chairman of the Board and a shareholder of Premier Financial Bancorp, Inc. We believe that our credit facility with Boone County Bank, Inc. is on terms comparable to those obtained by a non-affiliated third party.
Future Maturities of Long-Term Debt
Future maturities of long-term debt are as follows:

(In Thousands)
2009	$6,500
2010	3,619
2011	1,862
2012	453
2013	137
Thereafter	39

Total	$12,610

Note 10: Retirement Plans
Defined Contribution Plans
We maintain a qualified defined contribution 401(k) plan covering substantially all of our United States employees. Under the terms of the plan, we contribute 3% of each employee’s monthly compensation as a non-elective contribution and may also contribute up to 50% of the first 6% of each employee’s compensation contributed to the plan as an annual profit sharing match, depending on certain profitability thresholds. Total expense that we recorded for non-elective and matching contributions was approximately $428,000, $406,000 and $352,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
At our Canadian operation near Montreal, we maintain a defined contribution plan covering all non-union employees. Under the terms of the Canadian plan, we may contribute 4% of each employee’s compensation as a non-elective contribution and may also contribute 30% of the first 6% of each employee’s compensation contributed to the plan. Total expense that we recorded for non-elective and matching contributions for the Canadian defined contribution plan was approximately $90,000, $88,000 and $73,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
We also maintain a defined contribution plan covering substantially all employees of Portec Rail Products (UK) Ltd. Benefits under this plan are provided under no formal written agreement. Under the terms of the defined contribution plan, we may make non-elective contributions of between 3% and 7.5% of each employee’s compensation. There are no

Company matching contributions. Total expense that we recorded for the United Kingdom defined contribution plan contributions was approximately $110,000, $131,000 and $109,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
Defined Benefit Pension Plans
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). Under the new standard, companies must recognize a net liability or asset, based upon the Projected Benefit Obligation (pension plans) or the Accumulated Postretirement Benefit Obligation (other post retirement plans), to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The difference between a plan’s funded status and its current balance sheet position will be recognized, net of tax, as a component of accumulated other comprehensive income. This standard requires annual disclosures for sponsors of defined benefit plans. For each annual statement of income presented, the new disclosures require companies to disclose the change in accumulated other comprehensive income during the period by component, and require companies to separately disclose the amounts recognized in accumulated other comprehensive income at year-end due to gains/losses, prior service costs/credits, and transition assets/obligations. In addition, companies are required to disclose the amortization of gains/losses, prior service cost/credits, and transition assets/obligations expected to be recognized in the income statement during the following fiscal year, as well as the expected return on plan assets during the period. In the year of adoption, companies are required to disclose the incremental impact of applying SFAS 158 on individual financial statement line items including the liability for pension benefits, deferred income taxes, total liabilities, accumulated other comprehensive income and total shareholder’s equity. The adoption of this standard and the new annual disclosures are effective for fiscal years ending after December 15, 2006. Retroactive application of this standard is not permitted.
United States Defined Benefit Pension Plan
We maintain a defined benefit pension plan that covers a significant number of our current United States employees, former employees and retirees. For hourly employees, benefits under the plan are based on years of service. For salaried employees, benefits under the plan are based on years of service and the employee’s average compensation during defined periods of service. In August 2003, we amended our United States defined benefit pension plan by freezing the benefits accrued for all participants effective December 31, 2003, and preventing new enrollments after December 31, 2003. No minimum contribution was required by the plan during calendar years 2007 or 2006. In 2008, we made contributions to the plan totaling $615,000, of which $492,000 relates to the 2007 plan year and $123,000 relates to the 2008 plan year. In 2009, we anticipate making total contributions of $116,000 in 2009 for the 2008 and 2009 plan years.
United Kingdom Defined Benefit Pension Plans:
In September 2003, we amended the Portec Rail and Conveyors plans by freezing the benefits accrued for all participants effective December 31, 2003. Our future net periodic pension cost and plan funding will be dependent upon the performance of plan assets and assumptions adopted. United Kingdom regulations require trustees to adopt a prudent approach to funding defined benefit pension plans. The unrecognized transition obligation for the Portec Rail plan of $260,000 and for the Conveyors plan of $48,000 will continue to be amortized over the average remaining service period of employees in the plan.
Portec Rail Products (UK) Limited Pension Plan (Portec Rail Plan):
We maintain the Portec Rail Products (UK) Limited Pension Plan (Portec Rail plan), a defined benefit pension plan in the United Kingdom. The Portec Rail plan covers some current employees, former employees and retirees, and has been frozen to new entrants since April 1, 1997. Benefits under the Portec Rail plan were based on years of service and eligible compensation during defined periods of service. Our funding policy for the Portec Rail plan is to make minimum annual contributions required by applicable regulations. Our total contributions into the Portec Rail plan amounted to approximately $124,000, $170,000 and $23,000 for the years ended December 31, 2008, 2007 and 2006, respectively. We expect to contribute $107,000 (£74,000 pounds sterling) to the Portec Rail plan during 2009.

Conveyors International Limited Pension Plan (Conveyors Plan):
We also maintain the Conveyors International Limited Pension Plan (Conveyors plan), a defined benefit pension plan in the United Kingdom. After January 2002, the Conveyors plan covers only former employees. Benefits under the Conveyors plan were based on years of service and eligible compensation during defined periods of service. Our funding policy for the Conveyors plan is to make minimum annual contributions required by applicable regulations. Our total contributions into the Conveyors plan amounted to approximately $28,000, $38,000 and $0 for the years ended December 31, 2008, 2007 and 2006, respectively. Our future net periodic pension cost and plan funding will be dependent upon the performance of plan assets. We expect to contribute $28,000 (£19,000 pounds sterling) to the Conveyors plan during 2009.
Other Post-Retirement Benefit Plan
At our Canadian operation near Montreal, we maintain a post-retirement benefit plan, which provides retiree life insurance, health care benefits and, for a closed group of employees, dental care. Retiring employees with a minimum of 10 years of service are eligible for the plan benefits. The plan is not funded, and as such, does not have any assets to fund future benefit obligations. Cost of benefits earned by employees is charged to expense as services are rendered. For the years ended December 31, 2008, 2007, and 2006, we recognized expense of $48,000 ($51,000 CDN), $52,000 ($55,000 CDN), and $59,000 ($67,000 CDN), respectively. Our accrued benefit obligation per our actuarial valuation was $377,000 ($458,000 CDN) and $514,000 ($511,000 CDN) as of December 31, 2008 and 2007, respectively. This amount is recognized within other long-term liabilities with corresponding amounts included in deferred income tax and accumulated other comprehensive income on the consolidated balance sheet.
United States Defined Benefit Plan
We use a December 31 measurement date for the United States defined benefit pension plan. The funded status of our United States defined benefit pension plan is as follows for the periods ended:

	December 31
	2008	2007
	(In Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$8,736	$9,488
Interest cost	545	534
Actuarial gain	(85)	(721)
Benefits paid	(568)	(565)

Benefit obligation at end of year	8,628	8,736

Change in plan assets:
Fair value of plan assets at beginning of year	7,929	7,920
Actual return on plan assets	(2,077)	574
Employer contributions	615	—
Benefits paid	(568)	(565)

Fair value of plan assets at end of year	5,899	7,929

Funded status of the plan	(2,729)	(807)

Net pension (liability)	$(2,729)	$(807)

Accumulated Benefit Obligation	$8,628	$8,736

Amounts recognized in the balance sheets:
Accrued benefit liability	$(2,729)	$(807)
Accumulated other comprehensive loss	4,607	2,020

Net amount recognized at December 31	$1,878	$1,213

Amounts Recognized in Accumulated Other Comprehensive Income

	December 31
	2008	2007
	(In Thousands)
Net actuarial loss	4,607	2,020

	$4,607	$2,020

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income

For the period ended
December 31
2008
(In Thousands)
Net actuarial loss arising during measurement period	$2,653
Amortization of prior net actuarial gains	(66)

Total Recognized in Other Comprehensive Income	$2,587

The weighted average assumptions used to determine the benefit obligation are as follows for the periods ended:

	December 31
	2008	2007

Discount rate	6.90%	6.53%
Rate of compensation increase	N/A	N/A

The weighted-average assumptions used for determining net periodic pension cost are as follows for the periods ended:

	December 31
	2008	2007	2006

Discount rate	6.90%	6.53%	5.75%
Expected return on plan assets	8.25%	8.25%	8.25%
The components of net periodic pension (benefit) cost for the years ended December 31, 2008, 2007 and 2006 were:

	December 31
	2008	2007	2006
	(In Thousands)
Interest cost	$545	$534	$530
Expected return on plan assets	(661)	(627)	(647)
Amortization of net actuarial loss	66	129	107

Pension cost (benefit)	$(50)	$36	$(10)

We have estimated the long-term rate of return on plan assets based primarily on historical returns on plan assets, adjusted for changes in target portfolio allocations and recent changes in long-term interest rates based on publicly available information.
Plan assets are held by a trust company as trustee, which invests the plan assets in accordance with the provisions of the trust agreement and investment objective guidelines. These plan documents permit investment in cash/money market funds, United States fixed income securities and equity securities, based on certain target allocation percentages.
Asset allocation is primarily based on a strategy to provide stable earnings while still permitting the plan to recognize potentially higher returns through investment in equity securities within the prescribed guidelines. Substantially all plan assets held within United States defined benefit plan consists of level one marketable securities as defined By SFAS 157 Fair Value Measurements. The target asset allocation percentages for 2008 and 2007 are as follows:

Pension Assets
Cash/money market funds	0 – 10%
U.S. fixed income securities	20 – 40%
Equity securities	60 – 80%
Plan assets are re-balanced at least quarterly. At December 31, 2008 and 2007, plan assets by category are as follows:

	2008	2007

Cash/money market funds	1%	6%
U.S. fixed income securities	23	29
Equity securities	76	65

	100%	100%

We anticipate the following components of net periodic (benefit) cost during 2009:
Components of 2009 Net Periodic Pension (Benefit) Cost

(In Thousands)
Interest cost	$576
Expected return on assets	(650)
Amortization of unrecognized actuarial loss	103

Net periodic pension cost	$29

The following estimated future benefit payments are expected to be paid under the United States defined benefit pension plan:

Pension Benefits
(In Thousands)
2009	$568
2010	562
2011	568
2012	571
2013	577
2014 — 2018	3,109
United Kingdom Defined Benefit Pension Plans
We use a December 31 measurement date for the United Kingdom defined benefit pension plans. The funded status of our United Kingdom defined benefit pension plans is as follows for the years ended December 31:

	Portec Rail	Conveyors	Portec Rail	Conveyors
	Plan	Plan	Plan	Plan
	2008	2008	2007	2007
	(In Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$5,748	$1,283	$6,332	$1,454
Service cost	—	—	5	4
Interest cost	250	55	318	72
Actuarial gain	(301)	(92)	(882)	(212)
Benefits paid	(123)	(115)	(119)	(57)
Foreign currency translation adjustments	(1,526)	(340)	94	22

Benefit obligation at end of year	4,048	791	5,748	1,283

Change in plan assets:
Fair value of plan assets at beginning of year	5,530	1,133	4,970	1,048
Actual return on plan assets	(665)	(111)	435	88
Employer contributions	124	28	170	38
Benefits paid	(123)	(115)	(119)	(57)
Foreign currency translation adjustments	(1,469)	(301)	74	16

Fair value of plan assets at end of year	3,397	633	5,530	1,133

Funded status of the plan	(651)	(158)	(218)	(150)

Net pension liability	$(651)	$(158)	$(218)	$(150)

Accumulated Benefit Obligation	$4,048	$791	$5,748	$1,283

Amounts recognized in the balance sheets:
Prepaid benefit cost	$—	$—	$—	$—
Accrued benefit liability	(651)	(158)	(218)	(150)
Accumulated other comprehensive loss	1,169	423	738	470

Net amount recognized at December 31	$518	$265	$520	$320

Amounts Recognized in Accumulated Other Comprehensive Income

	Portec Rail	Conveyors	Portec Rail	Conveyors
	Plan	Plan	Plan	Plan
	December 31	December 31	December 31	December 31
	2008	2008	2007	2007
	(In Thousands)
Transition obligation	$(260)	$(48)	$(412)	$(77)
Net actuarial loss	1,429	471	1,150	547

	$1,169	$423	$738	$470

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income

	Portec Rail	Conveyors
	Plan	Plan
	For the period ended
	December 31	December 31
	2008	2008
	(In Thousands)
Net actuarial loss	$646	$67
Amortization of:
Transition obligation	42	7
Net actuarial (gain)/loss	(61)	3
Foreign currency translation adjustment	(196)	(124)

Total Recognized in Other Comprehensive Income	$431	$(47)

The weighted-average assumptions used to determine the benefit obligation are as follows for the periods ended:

	December 31
	2008	2007

Discount rate	6.10%	5.90%
Rate of compensation increase	N/A	N/A
The weighted-average assumptions used for determining net periodic pension cost are as follows for the years ended December 31:

	December 31
	2008	2007	2006
Discount rate	6.10%	5.90%	5.00%
Expected return on plan assets	5.40%	7.20%	7.00%
Rate of compensation increase	N/A	N/A	N/A

The components of net periodic pension cost (benefit) are as follows for the years ended December 31:

	Portec Rail	Conveyors	Portec Rail	Conveyors	Portec Rail	Conveyors
	Plan	Plan	Plan	Plan	Plan	Plan
	2008	2008	2007	2007	2006	2006
			(In Thousands)
Service cost	$—	$—	$5	$4	$—	$—
Interest cost	250	56	318	72	306	69
Expected return on plan assets	(280)	(53)	(355)	(73)	(333)	(70)
Amortization of transition amount	(44)	(7)	(59)	(11)	(58)	(11)
Amortization of unrecognized loss	61	3	133	5	131	5

Pension cost (benefit)	$(13)	$(1)	$42	$(3)	$46	$(7)

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
Asset allocation is primarily based on a strategy to provide steady growth without undue fluctuations. The target asset allocation percentages for 2008 and 2007 were as follows:

	Portec Rail	Conveyors
	Plan	Plan
Equity securities	Up to 100%	Up to 100%
Commercial property	Not to exceed 50%	Not to exceed 50%
U.K. Government securities	Not to exceed 50%	Not to exceed 50%
Cash	Up to 100%	Up to 100%
Substantially all plan assets held within United Kingdom defined benefit plans consist of level one marketable securities as defined By SFAS 157 Fair Value Measurements. The plan assets by category for the years ended December 31, 2008 and 2007 are as follows:

	Portec Rail	Conveyors	Portec Rail	Conveyors
	Plan	Plan	Plan	Plan
	2008	2008	2007	2007

Equity securities	35%	29%	41%	33%
Bonds	32	29	28	23
Commercial property	4	—	25	30
Other	3	4	—	—
Cash	26	38	6	14

	100%	100%	100%	100%

We anticipate the following components of net periodic (benefit) cost during 2009:
Components of 2009 Net Periodic (Benefit) Cost

	Portec Rail	Conveyors
	Plan	Plan
	(In Thousands)
Interest cost	$241	$48
Expected return on assets	(178)	(31)
Amortization of transition obligation	(44)	(9)
Amortization of actuarial loss	114	28

Net periodic pension cost	$133	$36

The following estimated future benefit payments are expected to be paid, under the United Kingdom defined benefit plans:

	Portec Rail	Conveyors
	Plan	Plan
	(In Thousands)
2009	$245	$22
2010	211	23
2011	355	23
2012	157	33
2013	182	26
2014 — 2018	1,593	136
The methodology used to estimate future benefits payments was changed as of December 31, 2008 to assume that participants will elect to receive the maximum up front benefit payout in the year of their retirement. This change resulted in an increase in total benefit payments for the years shown of $673,000 and $9,000 for the Portec Rail and Conveyors plans, respectively.
Note 11: Accumulated Other Comprehensive Loss

			Accumulated
	Currency	Minimum	Other
	Translation	Liability-	Comprehensive
	Adjustment	Retirement Plans	Income (Loss)
		(In Thousands)
Balance at January 1, 2006	$1,386	$(3,162)	$(1,776)
Net change	729	(396)	333

Balance at December 31, 2006	2,115	(3,558)	(1,443)
Net change	1,855	1,380	3,235

Balance at December 31, 2007	3,970	(2,178)	1,792
Net change	(5,457)	(1,839)	(7,296)

Balance at December 31, 2008	$(1,487)	$(4,017)	$(5,504)

The deferred tax asset/(liability) associated with the currency translation adjustment included in accumulated other comprehensive income for other non-United States subsidiaries was approximately $912,000, $(2,433,000), and $(1,296,000) at December 31, 2008, 2007 and 2006, respectively. The deferred tax asset/(liability) associated with the minimum pension liability included in accumulated other comprehensive income was approximately $2,249,000, $1,166,000, and $1,849,000 at December 31, 2008, 2007 and 2006, respectively.

Note 12: Income Taxes
Income tax expense consists of the following:

	Years Ended December 31
	2008	2007	2006
		(In Thousands)
Income taxes:
Current:
Federal	$794	$1,068	$602
State	139	210	152
Foreign	1,390	1,349	1,139

	2,323	2,627	1,893

Deferred:
Federal	336	(37)	(226)
State	70	(30)	(1)
Foreign	512	302	(197)

	918	235	(424)

Total	$3,241	$2,862	$1,469

A reconciliation of U.S. income tax computed at the statutory rate and actual expense is as follows:

	Years Ended December 31
	2008	2007	2006
	(In Thousands)
Amount computed at statutory rate	$3,747	$3,057	$2,070
State and local taxes less applicable federal income tax	138	119	100
Incremental tax on foreign operations	(678)	(27)	(250)
Non-taxable income	—	(328)	(336)
Other	34	41	(115)

Total	$3,241	$2,862	1,469

The components of the net deferred tax assets and liabilities are as follows:

	December 31
	2008	2007
	(In Thousands)
Deferred tax liabilities:
Property and equipment	$955	$543
Goodwill and intangible assets	9,886	10,980
Unrepatriated earnings of foreign subsidiaries	457	534
Foreign currency translation	—	2,433
Other	151	148

Total deferred tax liabilities	11,449	14,638

Deferred tax assets:
Minimum pension liability	2,228	1,130
Inventory reserves	268	130
Accrued expenses	87	211
Accounts receivable	13	13
Uniform capitalization	197	170
Foreign tax credit carryforward	276	276
Foreign currency translation	912	—
Foreign operating losses and research expenditures	512	1,497
Other	101	62

Total deferred tax assets	4,594	3,489
Valuation allowance	—	—

Net deferred tax assets	4,594	3,489

Net deferred tax liabilities	$6,855	$11,149

The above net deferred tax liability is presented on the balance sheet as follows:

	December 31
	2008	2007
	(In Thousands)
Deferred tax asset — current	$369	$375
Deferred tax liability — long-term	7,224	11,524

Net deferred tax liability	$6,855	$11,149

Our foreign tax credit carry forwards expire from 2010 to 2016. At December 31, 2008 and 2007, we had approximately $2,525,000 and $2,896,000, respectively, of net deferred tax liabilities located outside of the United States.
As a result of the November 30, 2004 Kelsan acquisition, at December 31, 2008 and 2007, we have approximately $0 and $1,835,000, respectively of non-capital losses for income tax purposes, which are only available to offset the taxable income of Kelsan in future years. These losses expire in 2014. In addition, we have approximately $1,768,000 of scientific research and development expenditures available for unlimited carry forward to offset the taxable income of Kelsan in future years.
Uncertain Tax Positions
FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48) became effective for us on January 1, 2007. The adoption of FIN 48 during the first quarter of 2007 resulted in a transition adjustment which reduced retained earnings as of January 1, 2007 by $313,000, of which $195,000 was for taxes and $118,000 was for interest and penalties. During 2008, we identified additional liabilities of $93,000 which were offset by reductions in prior year tax positions of $93,000.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the year ended December 31, 2008 is as follows:

2008
(In Thousands)
Balance at January 1, 2008	$313
Additions based on tax positions related to the current year	81
Additions for tax positions of prior years	12
Reductions for tax positions of prior years	(93)
Settlements	—

Balance at December 31, 2008	$313

The Company is currently undergoing an Internal Revenue Service audit of the federal tax return for the year ended December 31, 2006. We have not been made aware of any issues that have arisen thus far in the audit process that would be cause for any further adjustments to our previously calculated FIN 48 liability.
The Company is not aware of any other changes to our assessment of positions taken in the United States federal and foreign jurisdictions and therefore continues to identify no exposure to the financial statements in these areas.
We continue to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. We or one of our subsidiaries files income tax returns in the United States federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, we are no longer subject to United States federal, state and local, or non-United States income tax examinations by tax authorities for years before 2003.
Note 13: Commitments and Contingencies
Lease Commitments
All of our operating locations, except our manufacturing facility in Saint-Jean-sur-Richelieu, Quebec, Canada, are leased facilities. In addition, we lease certain automobiles and office equipment. These leases are subject to renewal options for varying periods. Future minimum payments under noncancelable operating leases with initial or remaining terms of one year or more consist of the following:

(In Thousands)
2009	$1,319
2010	1,067
2011	750
2012	428
2013	287
Thereafter	1,045

Total minimum lease payments	$4,896

Operating lease expense under such arrangements was $1,390,000, $1,386,000 and $1,132,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
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
The BTR products manufactured by RMP are covered by a one-year replacement warranty. Accordingly, we have accounted for any contingent costs associated with the remediation of the BTRs under FASB 5 Accounting for Contingencies, specifically Accrual for Loss Contingencies and Obligations Related to Product Warranties and Product Defects. For the years ended December 31, 2008 and 2007, we recognized warranty expense of $0 and $1.3 million, respectively, related to defective BTRs. This amount was included in cost of goods sold for the RMP business segment. The balance in the BTR warranty reserve at December 31, 2008 was $177,000, which management expects to be adequate to cover expected future costs associated with potentially defective BTRs. We believe that $177,000 is a reasonable estimate of our potential exposure for warranty claims on BTRs as of December 31, 2008. However, changes in the components of our estimate due to new information or future events could cause this estimate to vary significantly. There can be no assurance that future costs pertaining to this issue will not have a material impact on our financial condition or results of operations.
Litigation
We are involved from time to time in lawsuits that arise in the normal course of business. We actively and vigorously defend all lawsuits. In 1999, we were named with numerous other defendants in an environmental lawsuit. The plaintiff seeks to recover costs, which it has incurred, and may continue to incur, to investigate and remediate its former property as required by the New York State Department of Environmental Conservation (NYSDEC). We have not been named as a liable party by the NYSDEC and believe we have no liability to the plaintiff. We filed a motion for summary judgment seeking a ruling to have us dismissed from the case. In November 2003, the motion for summary judgment was granted and we were dismissed from the case by the United States District Court for the Northern District of New York. In March 2004, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit, appealing, in part, the District Court’s decision to dismiss all claims against us. In April 2005, the plaintiff’s appeal was dismissed by the Second Circuit Court without prejudice, and the matter was remanded to the United States District Court for the Northern District of New York for consideration in light of a recent United States Supreme Court decision. As a result, in June 2006, the District Court dismissed all claims brought by the plaintiff pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA or Superfund). In July 2006, the plaintiff filed a notice of appeal to the Second Circuit. However, in early 2008, the plaintiff’s appeal was dismissed again by the Second Circuit Court without prejudice, and the matter was remanded to the District Court for consideration in light of another recent United States Supreme Court decision. In July 2008, The District Count decided that the United States Supreme Court decision did not necessitate any change in the District Court’s prior determinations in this case and held that all of its prior rulings stand. In August 2008, the plaintiff filed a third notice of appeal to the Second Circuit Court. This appeal is currently in the briefing process. Ongoing litigation may be protracted, and we may incur additional ongoing legal expenses, which are not estimable at this time.
Purchase Obligations
At December 31, 2008, we had $3.6 million of outstanding steel purchase orders. Commitments for steel purchases by our Canadian operation near Montreal represented $3.0 million of the $3.6 million total. The remaining $579,000 represented steel purchases by the RMP division. These obligations become due during 2009.
In addition, at December 31, 2008, based upon our three-year supply agreement for a primary raw material at Kelsan, we have an obligation to purchase $3.2 million of raw material beginning in 2008 and continuing through 2010, of which $2.0 million is required to be purchased through December 31, 2010.

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
Railway Maintenance Products Division (RMP) Our RMP segment manufactures and assembles track components and related products, friction management products, railway wayside data collection and data management systems and provides services to railroads, transit systems and railroad contractors. RMP is also a distributor and reseller of purchased track components and lubricants manufactured by third parties. The manufactured and assembled track component and friction management products consist primarily of standard and insulated rail joints, friction management systems, and wayside data collection and data management systems. The purchased and distributed products consist primarily of various lubricants. The friction management products are designed for rail customers to help them achieve cost savings primarily through reduced rail wear, wheel wear and fuel usage in order to be more competitive. The manufactured and assembled track components, such as rail joints, are used for rail replacement or repair. Salient Systems is operated under the RMP segment.
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
Portec Rail Products (UK) Ltd. (United Kingdom) Our United Kingdom segment operates and serves customers in two different markets. In the rail market, product lines include friction management products and services and track component products that primarily serve the United Kingdom passenger rail network. In the material handling market, the major product lines are overhead and floor conveyor systems, boom conveyors, and racking and mezzanine flooring systems. The end users of the material handling products are primarily United Kingdom-based customers in the manufacturing, distribution, garment and food industries.

	Years Ended December 31
	2008	2007	2006
	(In Thousands)
External Sales
RMP	$46,268	$50,327	$46,599
SSD	10,679	8,817	4,842
Canada	26,486	23,059	20,816
United Kingdom	25,584	27,300	26,968

Total	$109,017	$109,503	$99,225

Intersegment Sales
RMP	$2,969	$1,993	$2,164
SSD	—	(3)	15
Canada	7,472	7,065	6,469
United Kingdom	—	146	15

Total	$10,441	$9,201	$8,663

Total Sales
RMP	$49,237	$52,320	$48,763
SSD	10,679	8,814	4,857
Canada	33,958	30,124	27,285
United Kingdom	25,584	27,446	26,983

Total	$119,458	$118,704	$107,888

Operating Income (Loss)
RMP	$6,447	$7,071	$6,589
SSD	1,836	1,624	387
Canada	4,323	2,470	1,001
United Kingdom	2,394	2,956	2,530
Corporate Shared Services	(3,262)	(3,635)	(3,173)

Total	11,738	10,486	7,334

Interest Expense	805	1,247	1,105

Other (Income)/Expense, net	(87)	246	140

Income Before Income Taxes	$11,020	$8,993	$6,089

	Years Ended December 31
	2008	2007	2006
	(In Thousands)
Depreciation
RMP	$580	$800	$785
SSD	206	154	34
Canada	780	797	630
United Kingdom	220	480	565
Corporate Shared Services	66	112	89

Total	$1,852	$2,343	$2,103

Amortization
RMP	$20	$7	$—
SSD	217	215	48
Canada	730	751	707
United Kingdom	232	268	171
Corporate Shared Services	—	—	—

Total	$1,199	$1,241	$926

Total Assets
RMP	$40,870	$40,360	$40,903
SSD	7,882	7,862	7,571
Canada	32,990	36,014	30,022
United Kingdom	14,938	19,775	22,478
Corporate Shared Services	143	215	708

Total	$96,823	$104,226	$101,682

Capital Expenditures
RMP	$2,212	$801	$499
SSD (1)	84	519	38
Canada	154	525	1,137
United Kingdom (1)	199	407	288
Corporate Shared Services	48	96	111

Total	$2,697	$2,348	$2,073

(1)	– Capital expenditures for SSD do not include assets purchased from Vulcan Chain Corporation in October 2006. This includes $196,000 of property, plant, and equipment and $4.3 million of goodwill and intangible assets. Capital expenditures for the United Kingdom segment do not include assets of Coronet Rail purchased in April 2006. This includes $362,000 of property, plant, and equipment and $5.4 million of goodwill and intangible assets.

Geographic information for sales, based on country of destination, and assets, based on country of location, is as follows:

	Years Ended December 31
	2008	2007	2006
	(In Thousands)
External Sales
United States	$47,760	$51,696	$45,909
Canada	29,017	23,590	22,182
United Kingdom	19,678	26,627	22,888
Other	12,562	7,590	8,246

Total	$109,017	$109,503	$99,225

Total Assets
United States	$48,895	$48,437	$49,182
Canada	32,990	36,014	30,022
United Kingdom	14,938	19,775	22,478

Total	$96,823	$104,226	$101,682

Major Customers
Our largest customers are North American Class I railroads. Our products are also sold to a variety of regional and short-line railroads, rail transit systems, and original equipment manufacturers for the material handling market in the United Kingdom. Our two largest customers represented approximately 22%, 19% and 19% of our sales for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008 and 2007, our two largest customers represented approximately 6% and 15%, respectively, of our total accounts receivable.
Note 15: Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in Thousands, Except Per Share Data)
2008
Revenue	$24,843	$30,194	$29,644	$24,336
Gross Profit	7,710	9,918	9,913	8,031
Net Income	1,344	2,403	2,516	1,515
Earnings per Share:
Basic and Diluted	$0.14	$0.25	$0.26	$0.16
Cash Dividend per Share	$0.06	$0.06	$0.06	$0.06

2007
Revenue	$27,484	$29,090	$27,998	$24,931
Gross Profit	8,046	9,103	9,195	8,164
Net Income	1,205	1,887	1,890	1,149
Earnings per Share:
Basic and Diluted	$0.13	$0.20	$0.20	$0.12
Cash Dividend per Share	$0.06	$0.06	$0.06	$0.06

2006
Revenue	$23,115	$28,972	$24,282	$22,856
Gross Profit	6,839	8,484	7,643	7,411
Net Income	1,033	1,522	1,201	864
Earnings per Share:
Basic and Diluted	$0.11	$0.16	$0.13	$0.09
Cash Dividend per Share	$0.06	$0.06	$0.06	$0.06

The sums of the quarterly earnings per share may not equal annual amounts due to rounding. Additionally, the above unaudited financial information reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of the respective interim periods.
Note 16: Restructuring Costs
United Kingdom
During the third quarter 2006, we announced a business reorganization plan, which consolidated our rail and material handling operations in the United Kingdom from four locations into two, one at our Sheffield, England facility (rail) and the other at our Leicester, England facility (material handling). Prior to December 2006, we also had locations in Stone, England and Wrexham, Wales. As a result of the business restructuring during 2006, we closed the Stone and Wrexham locations, and sold our Wrexham facility for approximately $2.0 million (£1,025,000 pounds sterling) in March 2007. The reorganization was substantially complete as of December 31, 2006, and was finalized during the first quarter 2007.
Note 17: Impairment of Long-Lived Assets
In May 2007, we sold our Troy, New York property to the Troy Local Development Corporation for net proceeds of $448,000, which includes $2,000 of transfer taxes paid. In conjunction with this transaction, during the second quarter 2007, we recognized a pre-tax impairment loss of $50,000 on our Troy property to reflect its current market value. This impairment charge of $50,000 is included as a component of other expense on the consolidated income statement for the year ended December 31, 2007.
Note 18: Stock Options
On July 2, 2008, January 30, 2008 and January 16, 2007, the Company granted 1,750, 72,750 and 79,250 incentive stock options, respectively, to certain employees with an exercise price of $12.01, $9.68 and $9.65 per stock option, respectively, which is equal to the closing stock price on the date of grants. The stock options will vest ratably over a 5-year vesting period and will expire on July 2, 2018, January 30, 2018 and January 16, 2017, respectively. These options were granted under the Portec Rail Products, Inc. 2006 Stock Option Plan (the Option Plan), which authorizes the issuance of up to 150,000 shares of common stock of Portec Rail Products, Inc. pursuant to grants of incentive and non-statutory stock options and will remain in effect for a period of ten years. In 2007, 2000 stock options from the 2007 stock option grant were forfeited; these were re-granted on January 30, 2008. The 1,750 stock options issued on July 2, 2008 were also re-granted from options that had been forfeited in 2008.
We adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payments (SFAS 123 (R)), effective January 1, 2006; however, we did not incur any compensation expense during 2006. For the year ended December 31, 2008, we recognized compensation expense of $98,000, related to the 2008 and 2007 stock option grants. For the year ended December 31, 2007, we recognized compensation expense of $52,000 related to the 2007 stock option grant. These amounts are included in selling, general and administrative expenses on the consolidated income statement. We expect to recognize additional compensation expense of approximately $205,000 and $164,000 over the remaining vesting periods of the 2008 and 2007 stock option grants, respectively. During the second quarter of 2008, 250 stock options were exercised.
We recorded a tax benefit of $34,000 and $18,000 for the compensation expense recognized on these stock options during 2008 and 2007, respectively. Incentive stock options do not provide a tax deduction for the Company unless the optionee makes a disqualifying disposition of the stock within two years from the date the option is granted or one year from the date the option is exercised. A cashless exercise is an example of a disqualifying disposition as the optionee exercises his stock options and disposes of his stock at the same time. As we anticipate that the majority of our employees that were granted stock options will choose to exercise their options via a cashless exercise, we have recognized a tax benefit in order to account for the expected tax deduction.

To calculate our fair value price per stock option, we utilized a Black-Scholes Model. The following inputs were used in our Black-Scholes Model calculation:

		Stock	Exercise
	Fair	Price on	Price per	Annual
	Value	Grant	Stock	Dividend	Risk-free	Expected	Expected Term
Grant Date	Price	Date	Option	Yield	Rate	Volatility	(in years)

7/02/08	$4.56	$12.01	$12.01	2.00%	4.25%	36.36%	7.5
1/30/08	$3.67	$9.68	$9.68	2.48%	4.00%	38.87%	7.5
1/16/07	$3.61	$9.65	$9.65	2.50%	4.73%	39.40%	6.5
Our annual dividend yield is calculated by dividing the sum of per share dividends declared and paid during the previous four quarters by the stock price on the grant date. Our risk-free rate is based upon the current United States Treasury yield on a seven-year note. Expected volatility is a function of our historical closing stock price over a period of one-year. We have limited historical information available regarding employee stock option exercise patterns. Therefore, we estimate the expected term on our stock option grants based upon historical employee turnover.
The following table summarizes the stock option transactions during the year ended December 31, 2008:

	Number of Stock	Weighted Average
	Options	Exercise Price
	(in Thousands)
Outstanding at January 1, 2007	—	N/A
Granted	79	$9.65
Exercised	—	N/A
Forfeited	(2)	$9.65

Outstanding at December 31, 2007	77	$9.65

Granted	75	$9.73
Exercised	—	N/A
Forfeited	(9)	$9.66

Outstanding at December 31, 2008	143	$9.69

Exercisable at December 31, 2008	15	$9.65

A summary of information regarding stock options outstanding as of December 31, 2008, is as follows:

	Options Outstanding			Options Exercisable
	Number	Weighted		Number
	Outstanding at	Average	Weighted	Exercisable at	Weighted
Range of Exercise	December 31,	Remaining	Average	December 31,	Average
Prices	2008	Life	Exercise Price	2008	Exercise Price

	(in Thousands)	(in years)		(in Thousands)
$9.65 — $12.01	143	8.50	$9.69	15	$9.65

A summary of the status of, and changes to, unvested options during the year ended December 31, 2008, is as follows:

	Number of Stock	Weighted Average
	Options	Exercise Price
	(in Thousands)
Non-vested at January 1, 2007	—	N/A
Granted	79	$9.65
Vested	—	N/A
Forfeited	(2)	$9.65

Non-vested at December 31, 2007	77	$9.65

Granted	75	$9.73
Vested	(15)	$9.65
Forfeited	(9)	$9.66

Non-vested at December 31, 2008	128	$9.70

Note 19: Financial Instruments
We are exposed to market risk due to changes in currency exchange rates and interest rates. We currently do not utilize hedging or derivatives to offset these risks.
Currency Exchange Risk
Occasionally, we are exposed to currency exchange risk from transactions we enter into with customers whereby we settle in a currency other than our primary currency. Our primary foreign currency exposures in relation to the U.S. dollar are the British pound sterling and the Canadian dollar. The amount of transactions and the currency exchange differences that we recorded for reported years and periods could be significant.
Interest Rate Risk
We have $12.6 million of debt as of December 31, 2008. Most of this debt is variable rate and adjusts based upon an underlying index such as LIBOR or Prime Rate.
Note 20: Certain Significant Estimates
Our estimates that influence the financial statements are normally based on knowledge and experience about past and current events and assumptions about future events. We consider the following estimates impacting the financial statements to be significant.
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
Warranty Reserves
We provide replacement warranties for defective products. As such, we establish warranty reserves for expected warranty claims based upon our historical experience. In addition, specific reserves are established for known warranty issues and their estimable losses.

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
     Management has used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year. The Company’s internal control over financial reporting as of December 31, 2008 has been audited by Arnett & Foster, PLLC and Garbutt & Elliott, Ltd. independent registered public accounting firms, as stated in their reports which appear herein.

/s/ Richard J. Jarosinski
Richard J. Jarosinski
President and Chief Executive Officer Principal Executive Officer

/s/ John N. Pesarsick
John N. Pesarsick
Chief Financial Officer and Principal Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Portec Rail Products, Inc.
Pittsburgh, Pennsylvania
We have audited Portec Rail Products, Inc., and Subsidiaries’, internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Portec Rail Products, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit. We did not audit the internal control over financial reporting of Portec Rail Products (UK) Ltd., and Subsidiaries, a wholly-owned consolidated subsidiary, whose consolidated financial statements reflect total assets and net sales of $14,736 and $25,584 (dollars in thousands), respectively, included in the related consolidated financial statement amounts as of and for the year ended December 31, 2008. The internal control over financial reporting of this wholly-owned consolidated subsidiary was audited by other accountants, whose report has been furnished to us, and our opinion, insofar as it relates to the internal control over financial reporting of Portec Rail Products (UK) Ltd., is based solely on the report of the other accountants.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles,
Innovation With Results
AF Center • 101 Washington Street, East • P.O. Box 2629 • Charleston, West Virginia 25329
304/346-0441 • 800/642-3601
www.afnetwork.com

and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, based on our audit and the report of the other accountants, Portec Rail Products, Inc., and Subsidiaries, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Portec Rail Products, Inc., and Subsidiaries, as of and for the year ended December 31, 2008, and our report dated March 13, 2009, expressed an unqualified opinion.
ARNETT & FOSTER P.L.L.C.
Charleston, West Virginia
March 13, 2009

To the Board of Directors and Shareholders
Portec Rail Products, Inc.
Pittsburgh, Pennsylvania
We have audited the consolidated balance sheets of Portec Rail Products, Inc., and Subsidiaries, as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 2008 and 2007 consolidated financial statements of Portec Rail Products (UK) Ltd., and Subsidiaries, a wholly-owned consolidated subsidiary, whose consolidated financial statements reflect total assets of $14,736 and net sales of $25,584 (dollars in thousands) for 2008, and total assets of $19,573 and net sales of $27,300 (dollars in thousands) for 2007, that are included in the related consolidated financial statement amounts as of and for the years ended December 31, 2008 and 2007. Those consolidated financial statements were audited by other accountants, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Portec Rail Products (UK) Ltd., and Subsidiaries, is based solely on the report of the other accountants. Our audit included auditing the adjustments to convert the financial statements of Portec Rail Products (UK) Ltd., and Subsidiaries, to U.S. generally accepted accounting principles in its consolidation into the financial statements of Portec Rail Products, Inc., and Subsidiaries.
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
In our opinion, based on our audits and the report of the other accountants, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Portec Rail Products, Inc., and Subsidiaries, as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.
Innovation With Results
AF Center • 101 Washington Street, East • P.O. Box 2629 • Charleston, West Virginia 25329
304/346-0441 • 800/642-3601
www.afnetwork.com

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Portec Rail Products, Inc., and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2009, expressed an unqualified opinion on the effectiveness of Portec Rail Products, Inc., and Subsidiaries’ internal control over financial reporting.
ARNETT & FOSTER P.L.L.C.
Charleston, West Virginia
March 13, 2009

Report of Independent Registered Public Accounting Firm
TO THE STOCKHOLDERS AND BOARD OF DIRECTORS,
PORTEC RAIL PRODUCTS (UK) LIMITED
SHEFFIELD
UNITED KINGDOM
We have audited Portec Rail Products (UK) Limited’s internal control over financial reporting as of December 31, 2008, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Portec Rail Products (UK) Limited’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Portec Rail Products (UK) Limited maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements for the year ended December 31, 2008 of Portec Rail Products (UK) Limited and our report dated March 13, 2009 expressed an unqualified opinion thereon.
/s/ Garbutt & Elliot Limited
Garbutt & Elliott Limited
Chartered Accountants and Registered Auditors
York
United Kingdom
March 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
PORTEC RAIL PRODUCTS (UK) LIMITED
SHEFFIELD
UNITED KINGDOM
We have audited the consolidated balance sheets of Portec Rail Products (UK) Limited and Subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income and cashflows for each of the years in the two year period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008 and 2007, and the consolidated results of its operations and its cashflows for each of the years in the two year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United Kingdom.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008 based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2009, expressed an unqualified opinion on the effective operation of internal control over financial reporting.
/s/ Garbutt & Elliott Limited
Garbutt & Elliott Limited
Chartered Accountants and Registered Auditors
York
United Kingdom
March 13, 2009

Report of independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Shareholders
Portec Rail Products, Inc.
Pittsburgh, Pennsylvania
We have audited the accompanying consolidated balance sheet of Portec Rail Products, Inc. (Company) as of December 31, 2006 (not presented herein), and the related consolidated statements of income, shareholders’ equity and cash flows for the year ended December 31, 2006. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the 2006 consolidated financial statements of Portec Rail Products (UK) Ltd. (Subsidiary), a wholly owned subsidiary, whose consolidated statements reflect total assets of $22,478 and net sales of $26,968 (dollars in thousands) for 2006 included in the related consolidated financial statement amounts as of and for the year ended December 31, 2006. Those consolidated financial statements were audited by other accountants, whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for the Subsidiary, is based solely on the report of the other accountants.
Our audit also included auditing the adjustments to convert the financial statements of the Subsidiary into accounting principles generally accepted in the United States of America for purposes of consolidation.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United State of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2007, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
          BKD’s reports on the consolidated financial statements of the Company as of and for the year ended December 31, 2006 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. Arnett & Foster has been engaged to audit the consolidated financial statements of the Company as of and for the years ending December 31, 2008 and 2007. The engagement of Arnett & Foster was approved by our Audit Committee.
          In connection with the audit of the fiscal year ended December 31, 2006 and the subsequent interim periods through August 13, 2007, there were no (1) disagreements with BKD on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of BKD, would have caused them to make reference to the subject matter of the disagreements in connection with their opinion and (2) no reportable events.
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
ITEM 9A. CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures
          Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year covered by this annual report (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 9B. OTHER INFORMATION
          None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          The information required by this Item is incorporated herein by reference is the information set forth under the caption “Election of Directors” in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008 (“2009 Proxy Statement”).
ITEM 11. EXECUTIVE COMPENSATION
          The information required by this Item is incorporated herein by reference to the information set forth under the caption “Election of Directors” in the 2009 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          The information required by this Item is incorporated herein by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners” and certain information regarding stock ownership under the caption “Election of Directors” in the 2009 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          The information required by this Item is incorporated herein by reference to the information set forth under the caption “Election of Directors” in the 2009 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
          The information required by this Item is incorporated herein by reference to the information with respect to principal accountant fees and services set forth under the caption “Ratification of Appointment of Auditors” in the 2009 Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
          The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:
(a)(1)	Financial Statements

•	Consolidated Balance Sheets, December 31, 2008 and 2007

•	Consolidated Statements of Income, Years Ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Shareholders’ Equity, Years Ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Cash Flows, Years Ended December 31, 2008, 2007 and 2006

•	Notes to Consolidated Financial Statements.

•	Report of Management on Internal Control over Financial Reporting

•	Reports of Independent Registered Public Accounting Firms

(a)(2)	Financial Statement Schedules

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3)	Exhibits
3.1	Articles of Incorporation of Portec Rail Products, Inc., as amended*

3.2	Bylaws of Portec Rail Products, Inc.*

4	Form of Common Stock Certificate*

10	Portec Rail Products, Inc. 2006 Stock Option Plan***

14	Code of Ethics**

21	Subsidiaries of the Registrant

23.1	Consent of Garbutt & Elliott, Ltd.

23.2	Consent of Arnett & Foster, PLLC

23.3	Consent of BKD, LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 under the Securities Act of 1933, filed with the SEC on November 6, 2003, as amended (Registration No. 333-110288).

**	Incorporated by reference to previously filed Form 10-K for the year ended December 31, 2007.

***	Incorporated by reference to previously filed Form 10-K for the year ended December 31, 2008.
(b)	The exhibits listed under (a)(3) above are filed herewith.

(c)	Not applicable.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTEC RAIL PRODUCTS, INC.
Date: March 13, 2009	By:	/s/ Richard J. Jarosinski
Richard J. Jarosinski, President and
Chief Executive Officer Principal Executive Officer (Duly Authorized Representative)

          Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Richard J. Jarosinski Richard J. Jarosinski, President and Chief Executive (Principal Executive Officer)	By:	/s/ John N. Pesarsick John N. Pesarsick, Chief Financial Officer (Principal Accounting Officer)

	Date: March 13, 2009		Date: March 13, 2009

By:	/s/ Marshall T. Reynolds Marshall T. Reynolds, Chairman of the Board	By:	/s/ Douglas V. Reynolds Douglas V. Reynolds, Director

	Date: March 13, 2009		Date: March 13, 2009

By:	/s/ John S. Cooper John S. Cooper, Vice Chairman of the Board	By:	/s/ Louis J. Akers Louis J. Akers, Director

	Date: March 13, 2009		Date: March 13, 2009

By:	/s/ Neal W. Scaggs Neal W. Scaggs, Director	By:	/s/ Philip E. Cline Philip E. Cline, Director

	Date: March 13, 2009		Date: March 13, 2009

By:	/s/ Philip Todd Shell Philip Todd Shell, Director	By:	/s/ Daniel P. Harrington Daniel P. Harrington, Director

	Date: March 13, 2009		Date: March 13, 2009

By:	/s/ Kirby J. Taylor Kirby J. Taylor, Director	By:	/s/ A. Michael Perry A. Michael Perry, Director

	Date: March 13, 2009		Date: March 13, 2009

By:	/s/ Thomas W. Wright Thomas W. Wright, Director

Date: March 13, 2009

EXHIBIT INDEX
3.1	Articles of Incorporation of Portec Rail Products, Inc.*

3.2	Bylaws of Portec Rail Products, Inc.*

4	Form of Common Stock Certificate*

10	Portec Rail Products, Inc. 2006 Stock Option Plan***

14	Code of Ethics**

21	Subsidiaries of the Registrant

23.1	Consent of Garbutt & Elliott, Ltd.

23.2	Consent of Arnett & Foster, PLLC

23.3	Consent of BKD, LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 under the Securities Act of 1933, filed with the SEC on November 6, 2003 (Registration No. 333-110288).

**	Incorporated by reference to previously filed Form 10-K for the year ended December 31, 2006.

***	Incorporated by reference to previously filed Form 10-K for the year ended December 31, 2007.