Form 10-Q
period 2009-03-31
PORTEC RAIL PRODUCTS INC
filed 2009-05-07
CIK 1263074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of April 30, 2009, there were 9,602,029 shares issued and outstanding of the Registrant’s Common Stock.

PORTEC RAIL PRODUCTS, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Portec Rail Products, Inc.
Condensed Consolidated Balance Sheets

	March 31	December 31
	2009	2008
	(Unaudited)	(Audited)
	(In Thousands)
Assets
Current assets
Cash and cash equivalents	$4,335	$5,371
Accounts receivable, net	14,077	14,553
Inventories, net	25,338	23,856
Prepaid expenses and other current assets	1,870	489
Deferred income taxes	385	369

Total current assets	$46,005	$44,638

Property, plant and equipment, net of accumulated depreciation of $12,709 and $12,445 at March 31, 2009 and December 31, 2008, respectively	9,808	10,203
Intangible assets, net of accumulated amortization of $3,711 and $3,557 at March 31, 2009 and December 31, 2008, respectively	27,161	27,732
Goodwill	13,263	13,413
Other assets	787	837

Total assets	$97,024	$96,823

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$10,298	$6,500
Accounts payable	7,123	7,155
Accrued income taxes	226	513
Customer deposits	1,325	1,935
Accrued compensation	976	2,641
Other accrued liabilities	2,206	2,088

Total current liabilities	22,154	20,832

Long-term debt, less current maturities	5,594	6,110
Deferred income taxes	6,807	7,224
Accrued pension costs	3,578	3,583
Other long-term liabilities	812	898

Total liabilities	38,945	38,647

Commitments and Contingencies	—	—

Shareholders’ equity:
Common stock, $1 par value, 50,000,000 shares authorized, 9,602,029 shares issued and outstanding at March 31, 2009 and December 31, 2008	9,602	9,602
Additional paid-in capital	25,469	25,443
Retained earnings	29,196	28,635
Accumulated other comprehensive (loss)	(6,188)	(5,504)

Total shareholders’ equity	58,079	58,176

Total liabilities and shareholders’ equity	$97,024	$96,823

See Notes to Condensed Consolidated Financial Statements

Portec Rail Products, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31
	2009	2008
	(Dollars in Thousands,
	Except Per Share Data)
Net sales	$22,164	$24,843
Cost of sales	14,891	17,133

Gross profit	7,273	7,710

Selling, general and administrative	5,380	5,409
Amortization expense	253	298

Operating income	1,640	2,003

Interest expense	74	226
Other expense (income), net	15	(78)

Income before income taxes	1,551	1,855
Provision for income taxes	415	511

Net income	$1,136	$1,344

Earnings per share
Basic and diluted	$0.12	$0.14

Weighted average shares outstanding
Basic and diluted	9,602,029	9,601,779

Dividends per share	$0.06	$0.06
See Notes to Condensed Consolidated Financial Statements

Portec Rail Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31
	2009	2008
	(In Thousands)
Operating Activities
Net income	$1,136	$1,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	435	390
Amortization expense	253	298
Provision for doubtful accounts	14	—
Deferred income taxes	63	34
Pension expense (income)	49	(9)
Pension contributions	(39)	(185)
Loss on sale of fixed assets	1	7
Stock based compensation expense	26	22
Changes in operating assets and liabilities:
Accounts receivable	281	2,521
Inventories	(1,606)	(1,572)
Prepaid expenses and other current assets	(1,397)	(1,137)
Accounts payable	265	1,832
Income taxes payable	(267)	(469)
Accrued expenses	(2,080)	(2,985)

Net cash (used in) provided by operating activities	(2,866)	91

Investing Activities
Purchase of property, plant and equipment	(234)	(904)
Proceeds from sale of assets	—	12
Contingent consideration — business acquisition	(35)	(52)

Net cash used in investing activities	(269)	(944)

Financing Activities
Net increase in working capital facilities	3,970	2,234
Book overdrafts	(327)	(193)
Principal payments on promissory notes	(280)	(280)
Proceeds from term loans	300	—
Principal payments on term loans	(688)	(933)
Cash dividends paid to shareholders	(576)	(576)

Net cash provided by financing activities	2,399	252

Effect of exchange rate changes on cash and cash equivalents	(300)	(27)

Decrease in cash and cash equivalents	(1,036)	(628)
Cash and cash equivalents at beginning of period	5,371	4,273

Cash and cash equivalents at end of period	$4,335	$3,645

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$87	$255

Income taxes	$1,062	$929

See Notes to Condensed Consolidated Financial Statements

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1: Organization
Portec Rail Products, Inc. (sometimes herein referred to as “we”, “our”, “us”, the “Company”, or “Portec Rail Products”) was incorporated in West Virginia in 1997, in conjunction with the purchase of rail-related assets and select material handling assets of Portec, Inc. We along with our predecessor, Portec Inc., have served the railroad industry since 1906 by manufacturing, supplying and distributing a broad range of rail products, including rail joints, rail anchors, rail spikes, railway friction management products and systems, railway wayside data collection and data management systems and freight car securement devices. We also manufacture material handling equipment at our Leicester, England operation. We serve both the domestic and international markets. Our manufacturing facilities are located in Huntington, West Virginia; St. Jean, Quebec, Canada; Vancouver, British Columbia, Canada; Leicester, England, United Kingdom; and Sheffield, England, United Kingdom. We operate engineering and assembly facilities located in Dublin, Ohio and near Montreal, Quebec, and have offices near Chicago, Illinois. Our corporate headquarters is located near Pittsburgh, Pennsylvania.
Note 2: Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Portec Rail Products, Inc.; Salient Systems, Inc. (Salient Systems), our wholly-owned United States subsidiary; Portec Rail Nova Scotia Company, our wholly-owned Canadian subsidiary; and Portec Rail Products (UK) Ltd., our wholly-owned United Kingdom subsidiary (United Kingdom). All significant intercompany balances and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, we believe that the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the 2008 Annual Report on Form 10-K. The balance sheet information as of December 31, 2008 was derived from our audited balance sheet included in our 2008 Annual Report on Form 10-K. Unless otherwise indicated, all dollar amounts are in U.S. dollars. Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on net earnings.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 3: Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for all inventories. Inventory costs include material, labor and manufacturing overhead.
The major components of inventories are as follows:

	March 31	December 31
	2009	2008
	(In Thousands)
Raw materials	$11,394	$10,617
Work in process	353	411
Finished goods	14,453	13,727

	26,200	24,755
Less reserve for slow-moving and obsolete inventory	862	899

Net inventory	$25,338	$23,856

Note 4: Long-Term Debt
Long-term debt consists of the following:

	March 31	December 31
	2009	2008
	(In Thousands)
National City Bank Credit Facility: (a)
Term loan – Kelsan acquisition	$4,536	$4,884
Term loan – Vulcan asset acquisition	1,550	1,700
Revolving credit facility – United States	6,195	2,800
Revolving credit facility – Canada	—	—

United Kingdom loans: (b)
Term loan – Coronet Rail acquisition	995	1,131
Working capital facility	574	—
Term loans – vehicles	12	15

Promissory notes – Salient Systems acquisition (c)	—	280
Credit facility – Boone County Bank, Inc. (d)	2,030	1,800

	15,892	12,610
Less current maturities	10,298	6,500

	$5,594	$6,110

(a) National City Bank Credit Facility
In December 2008, PNC Financial Services Group, Inc. of Pittsburgh, Pennsylvania completed its acquisition of National City Corp. of Cleveland, Ohio. We have a number of lending facilities with National City Bank. At this time, we have not been advised of any changes in the terms or duration on our existing borrowing arrangements. However, we cannot determine the impact, if any, that National City Bank’s acquisition by PNC Financial Services Group, Inc. will have on our ability to finance our working capital requirements.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Our credit facility with National City Bank is a term loan and revolving credit facility that provided the financing for the Kelsan acquisition in November 2004 and the Vulcan asset acquisition in October 2006, and also supports the working capital requirements of our United States and Canadian business units. The components of this facility are as follows: 1) a $7.0 million United States revolving credit facility; 2) a $4.1 million ($5.0 million CDN) revolving credit facility for our Canadian operations; 3) an outstanding term loan in the original amount of $4.9 million that replaced the term loan in the original amount of $14.9 million ($17.6 million CND) provided for the Kelsan acquisition in November 2004; and 4) an outstanding term loan in the original amount of $3.0 million provided in November 2006 for the Vulcan Chain product line acquisition. As of March 31, 2009, we had the ability to borrow an additional $4.7 million under the U.S. and Canadian revolving credit facilities.
This agreement contains certain financial covenants that require us to maintain a current ratio, cash flow coverage and leverage ratios, and to maintain minimum amounts of tangible net worth. This credit facility further limits capital expenditures, sales of assets, and additional indebtedness. At March 31, 2009, we were in compliance with all of these financial covenants.
Term Loan – Kelsan Acquisition:
In December 2008, we borrowed $4.9 million from National City Bank to refinance the Kelsan acquisition loan, which had an outstanding principal balance of $4.9 million ($5.9 million CDN). Portec Rail Products, Inc. is the borrower and sole guarantor of the term loan with substantially all of our United States assets pledged as collateral. The monthly principal payment on the new loan is approximately $174,000. Interest on the outstanding balance accrues at LIBOR-based rate plus 1.75% to 2.25% and is paid monthly. As of March 31, 2009, the principal balance outstanding was $4.5 million, and accrued interest at a rate of 2.3%. This term loan is scheduled to mature on May 1, 2011.
Term Loan – Vulcan Asset Acquisition:
In November 2006, we borrowed $3.0 million from National City Bank to finance the Vulcan product line acquisition. Portec Rail Products, Inc. is the sole guarantor of the term loan with substantially all of our United States assets pledged as collateral. Under this five-year term loan, our monthly principal payments are $50,000. The outstanding principal balance accrues interest based upon the 30-day LIBOR rate plus 1.5%. As of March 31, 2009, we had outstanding borrowings of $1.6 million, which accrued interest at 1.97%. This term loan is scheduled to mature on October 31, 2011.
Revolving Credit Facility – United States:
Our United States revolving credit facility permits borrowings up to $7.0 million to support the working capital requirements of our United States operations. Included in the $7.0 million is a sub-limit of $1.6 million for standby and commercial letters-of-credit. Outstanding borrowings under this facility can be priced at a prime-based rate or a LIBOR-based rate. As of March 31, 2009, outstanding borrowings under this facility were $6.2 million and accrued interest at 1.97%. As of March 31, 2009, two commercial letters-of-credit were outstanding in the total amount of $184,000. This credit facility expires on September 30, 2011.
Revolving Credit Facility – Canada:
The working capital requirements for our Canadian operations are supported by a $4.1 million ($5.0 million CDN) revolving credit facility. Included within the $4.2 million is a sub-limit of $335,000 ($400,000 CDN) for standby and commercial letters of credit. The interest rate is the Canadian prime rate plus 1.0%. Borrowings on this facility accrued interest at 3.5% at March 31, 2009. As of March 31, 2009, there were no outstanding borrowings under this facility. This facility is scheduled to expire on December 31, 2011.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(b) United Kingdom Loans
Term Loan — Coronet Rail Acquisition:
In conjunction with the acquisition of Coronet Rail in April 2006, we borrowed $2.6 million (£1.5 million pounds sterling) and $1.6 million (£900,000 pounds sterling) in the form of two term loans provided by a United Kingdom financial institution. The $1.6 million (£900,000 pounds sterling) loan was repaid in full in March 2007. The $2.6 million (£1.5 million pounds sterling) loan has an outstanding balance of approximately $995,000 (£694,000 pounds sterling) as of March 31, 2009, and accrued interest at 2.25%. The monthly principal and interest payment is approximately $42,000 (£29,000 pounds sterling). This term loan is scheduled to mature on April 12, 2011.
Working Capital Facility:
The working capital facility for Portec Rail Products (UK) Ltd. includes an overdraft availability of $1.3 million (£900,000 pounds sterling); $255,000 (£175,000 pounds sterling) for the issuance of performance bonds, and $58,000 (£40,000 pounds sterling) for the negotiation of foreign checks. This credit facility supports the working capital requirements of our United Kingdom operations and is collateralized by substantially all of the assets of Portec Rail Products (UK) Ltd. and its wholly-owned subsidiaries, including Coronet Rail, Ltd. The interest rate on this facility is the financial institution’s base rate plus 1.50%, which as of March 31, 2009 is currently at 2.0%. Our availability under this credit facility was reduced due to performance bonds outstanding in the amount of $227,000 (£156,000 pounds sterling) as of March 31, 2009. Borrowings outstanding on this facility were $574,000 (£400,000 pounds sterling) as of March 31, 2009. This facility is scheduled to expire on May 31, 2009.
Our United Kingdom loan agreements contain certain financial covenants that require us to maintain senior interest and cash flow coverage ratios. We were in compliance with these financial covenants as of March 31, 2009.
(c) Promissory Notes – Salient Systems Acquisition
In connection with the acquisition of Salient Systems on September 30, 2004, we executed two promissory notes. One promissory note was executed with Harold Harrison, the founder and former President and Chief Executive Officer of Salient Systems. This promissory note, in the aggregate principal amount of $1,064,000, is due to Mr. Harrison in four equal, annual installments of $266,000 beginning January 3, 2006 and ending January 5, 2009. A second promissory note was executed with Falls River Group, LLC, which acted as a financial advisor to Salient Systems. This promissory note, in the aggregate principal amount of $56,000, is due to Falls River Group, LLC in four equal, annual installments of $14,000 beginning January 3, 2006 and ending January 5, 2009. The final principal payments of $266,000 and $14,000, and accrued interest of $46,000, were made to the note holders in January 2009. As of March 31, 2009, these promissory notes have been paid in full.
(d) Credit Facility – Boone County Bank, Inc.
In July 2008, we entered into a loan agreement with Boone County Bank, Inc. for a credit facility in the maximum amount of $2.1 million to finance capital expenditures at our manufacturing facility in Huntington, West Virginia. In August 2008, we borrowed an initial $1.8 million from this facility. In February 2009, we borrowed another $300,000 from this facility, increasing the balance outstanding to $2.1 million, and converted it to a 60-month term loan with monthly principal payments of $35,000 beginning in February 2009. As of March 31, 2009, the outstanding balance on this facility was $2.0 million, and the interest rate was 3.0%. This facility has a maturity date of January 14, 2014.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Boone County Bank, Inc. is a wholly-owned subsidiary of Premier Financial Bancorp, Inc., located in Madison, West Virginia. Our Chairman of the Board is the Chairman of the Board and a shareholder of Premier Financial Bancorp, Inc. We believe that our credit facility with Boone County Bank, Inc. is on terms comparable to those obtained by a non-affiliated third party.
Note 5: Income Taxes
Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48) became effective for us on January 1, 2007. The adoption of FIN 48 during the first quarter 2007 resulted in a transition adjustment reducing retained earnings as of January 1, 2007 by $313,000; $195,000 in taxes and $118,000 in interest and penalties. This potential liability resulted from an analysis of services performed in certain states where tax returns had not previously been filed.
We evaluated uncertain tax provisions pursuant to the guidance found within FIN 48 for the quarter ended March 31, 2009. The Company is not aware of any changes to our assessment of positions taken in the U.S. federal and foreign jurisdictions and therefore continues to identify no potential exposure to the financial statements in these areas.
We also reviewed the state tax liability calculation as of March 31, 2009. This analysis has resulted in an additional liability of $127,000 as well as reductions for tax positions in previous years of $65,000. A reconciliation of the beginning and ending amount of unrecognized tax positions is as follows:

	Three Months Ended
	March 31
	2009	2008
	(In Thousands)
Balance at January 1	$313	$313
Additions based on tax positions related to the current year	44	76
Additions for tax positions of prior years	83	—
Reductions for tax positions of prior years	(65)	(50)
Settlements	—	—

Balance at March 31	$375	$339

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 6: Retirement Plans
The components of our net periodic pension (benefit) expense of our United States defined benefit pension plan are as follows for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31
	2009	2008
	(In Thousands)
Interest cost	$144	$138
Expected return on plan assets	(162)	(165)
Amortization of unrecognized loss	25	18

Pension expense (benefit)	$7	$(9)

We anticipate making total contributions of $116,000 to this pension plan during 2009, of which $70,000 was funded through April 30, 2009. During 2008, we made contributions to this pension plan totaling $615,000.
The components of net periodic pension expense (benefit) of our United Kingdom defined benefit pension plans (the Portec Rail Plan and Conveyors Plan) are as follows for the three months ended March 31, 2009 and 2008:

	Portec Rail	Conveyors	Portec Rail	Conveyors
	Plan	Plan	Plan	Plan
	2009	2009	2008	2008
	(In Thousands)		(In Thousands)
Service cost	$—	$—	$11	$1
Interest cost	60	12	84	19
Expected return on plan assets	(44)	(8)	(98)	(20)
Amortization of transition amount	(11)	(2)	(15)	(3)
Amortization of unrecognized loss	28	7	21	—

Pension expense (benefit)	$33	$9	$3	$(3)

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. We anticipate making contributions of $110,000 (£77,000 pounds sterling) and $27,000 (£19,000 pounds sterling) to the Portec Rail and Conveyors pension plans, respectively, during 2009. For the three months ended March 31, 2009, contributions in the amount of $4,000 (£3,000 pounds sterling) and $0 have been made to the Portec Rail Plan and Conveyors Plan, respectively. For the three months ended March 31, 2008, we contributed $146,000 (£74,000 pounds sterling) and $38,000 (£19,000 pounds sterling) to the Portec Rail Plan and the Conveyors Plan, respectively.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 7: Comprehensive Income
Comprehensive income for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended
	March 31
	2009	2008
	(In Thousands)
Net income	$1,136	$1,344
Minimum pension liability adjustment, net of tax	59	4
Foreign currency translation adjustments, net of tax	(742)	(492)

Comprehensive income	$453	$856

Note 8: Earnings Per Share
Basic earnings per share (EPS) are computed as net income available to common shareholders divided by the weighted average common shares outstanding. Diluted earnings per share considers the potential dilution that occurs related to issuance of common stock under stock option plans. We calculated the dilutive effect of our stock options in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128), and determined that our stock options have an anti-dilutive effect on earnings per share, as the incremental shares related to the 2007 and 2008 stock option grants would reduce our average shares outstanding by 69,432 and 21,298 shares, respectively, for the three months ended March 31, 2009 and 2008. As such, the anti-dilutive shares are not included in the calculation of diluted earnings per share.
Note 9: Commitments and Contingencies
Contractual Obligations
The following is a summary of our contractual obligations as of March 31, 2009, due on a calendar year basis:

		Less			More
		than 1	1 – 3	3 – 5	than 5
Contractual Obligations	Total	year	years	years	years
	(In Thousands)
Long-term debt obligations	$9,123	$3,529	$4,718	$840	$36
Working capital facilities	6,769	6,769	—	—	—
Operating leases (1)	4,112	919	1,730	633	830
Pension contributions (2)	3,681	217	1,693	1,365	406
Purchase obligations	3,078	2,022	1,056	—	—
Future interest payments (3)	327	142	156	29	—

Total contractual obligations (4)	$27,090	$13,598	$9,353	$2,867	$1,272

(1)	The majority of our future operating lease obligations are for property leases at our operating locations. There are no unusual terms or conditions within these leases.

(2)	Pension plan contributions that may be required more than one year from March 31, 2009 will be dependent upon the performance of plan assets.

(3)	Represents future interest payments on long-term debt obligations as of March 31, 2009. Assumes that the interest rates on our long-term debt agreements at March 31, 2009 (See Note 4, Long-Term Debt, Page 7) will continue for the life of the agreements.

(4)	As a result of adopting Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48) during 2007 we recorded an initial liability of $313,000 related to uncertain tax positions. During the first quarter 2009 and 2008, we recognized $62,000 and

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
$26,000, respectively, of additional liability. See Note 5, Income Taxes, Page 10. The total amount of $375,000 and $313,000 are included within other long-term liabilities on the March 31, 2009 and December 31, 2008 consolidated balance sheets. However, because of the high degree of uncertainty regarding the timing of future cash outflows associated with this FIN 48 liability, we cannot reasonably estimate the periods of related future payments, and as such, we have excluded the FIN 48 liability from the contractual obligations table.
Litigation
We are involved from time to time in lawsuits that arise in the normal course of business. We actively and vigorously defend all lawsuits. We have been named with numerous other defendants in an environmental lawsuit. The plaintiff seeks to recover costs which it has incurred, and may continue to incur, to investigate and remediate its former property as required by the New York State Department of Environmental Conservation (NYSDEC). We have not been named as a liable party by the NYSDEC and we believe we have no liability to the plaintiff in the case. We filed a motion for summary judgment seeking a ruling to have us dismissed from the case. In November 2003, the motion for summary judgment was granted and we were dismissed from the case by the United States District Court for the Northern District of New York. In March 2004, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit, appealing, in part, the District Court’s decision to dismiss all claims against us. In April 2005, the plaintiff’s appeal was dismissed by the Second Circuit Court without prejudice, and the matter was remanded to the United States District Court for the Northern District of New York for consideration in light of a then-recent United States Supreme Court decision. As a result, in June 2006, the District Court dismissed all claims brought by the plaintiff pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA or Superfund). In July 2006, the plaintiff filed a notice of appeal to the Second Circuit. However, in early 2008, the plaintiff’s appeal was dismissed again by the Second Circuit Court without prejudice, and the matter was remanded to the District Court for consideration in light of a recent United States Supreme Court decision. In July 2008, The District Court decided that the United States Supreme Court decision did not necessitate any changes in the District Court’s prior determinations in this case and held that all of its prior rulings stand. In August 2008, the plaintiff filed a third notice of appeal to the Second Circuit Court. The briefing process has been completed and we are awaiting oral argument. Ongoing litigation may be protracted, and we may incur additional ongoing legal expenses, which are not estimable at this time.
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

	Three Months Ended
	March 31
	2009	2008
	(In Thousands)
External Sales
RMP	$10,657	$10,043
SSD	1,263	2,365
Canada	5,837	6,415
United Kingdom	4,407	6,020

Total	$22,164	$24,843

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended
	March 31
	2009	2008
	(In Thousands)
Intersegment Sales
RMP	$516	$532
SSD	—	—
Canada	1,548	1,459
United Kingdom	—	—

Total	$2,064	$1,991

Total Sales
RMP	$11,173	$10,575
SSD	1,263	2,365
Canada	7,385	7,874
United Kingdom	4,407	6,020

Total	$24,228	$26,834

Operating Income (Loss)
RMP	$1,243	$1,243
SSD	(168)	518
Canada	1,307	496
United Kingdom	219	572
Corporate shared services	(961)	(826)

Total	1,640	2,003

Interest Expense	74	226
Other Expense (Income), net	15	(78)

Income Before Income Taxes	$1,551	$1,855

Depreciation Expense
RMP	$180	$120
SSD	48	49
Canada	148	197
United Kingdom	46	7
Corporate shared services	13	17

Total	$435	$390

Amortization Expense
RMP	$9	$2
SSD	53	54
Canada	146	180
United Kingdom	45	62

Total	$253	$298

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended
	March 31
	2009	2008
	(In Thousands)
Capital Expenditures
RMP	$39	$771
SSD	23	8
Canada	149	59
United Kingdom	18	58
Corporate shared services	5	8

Total	$234	$904

	March 31	December 31
	2009	2008
Total Assets
RMP	$41,561	$40,870
SSD	7,503	7,882
Canada	33,679	32,990
United Kingdom	14,146	14,938
Corporate shared services	135	143

Total	$97,024	$96,823

Note 11: Fair Value of Financial Instruments
Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
Level 1 – Quoted prices in active markets for identical assets or liabilities.
Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
The Financial Accounting Standards Board (FASB) recently issued two FASB Staff Positions (FSP) addressing concerns and giving guidance about the measuring of fair values when the volume and level of the market activity has significantly decreased and the need for more timely fair value information of certain financial instruments. The FSP’s increase the frequency of fair value disclosure requirements from annual to quarterly and requires disclosure of any changes to inputs and valuation techniques used to measure fair value. The FSP’s also require reporting entities to define the major categories of financial instruments.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Although the Company has adopted SFAS 157, the recently-issued guidance on fair value measurement will have no material effect on financial results. All of the Company’s financial instruments are Level 1 and are traded openly in an active market.
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
Note 13: Stock Options
During 2008 and 2007, the Company granted a total of 153,750 stock option awards to certain employees, which includes 3,750 of forfeited stock options that have been re-granted to certain employees. The exercise price of the stock options is equal to the closing stock price on the date of the grants. These stock options will vest ratably over a five year period and will expire ten years after the grant date. The stock options were granted under the Portec Rail Products, Inc. 2006 Stock Option Plan (the Option Plan), which authorizes the issuance of up to 150,000 shares of common stock of Portec Rail Products, Inc. pursuant to grants of incentive and non-statutory stock options and will remain in effect for a period of ten years.
During the three months ended March 31, 2009, 800 and 1,800 stock options were forfeited from the 2008 and 2007 grants and for the three months ended March 31, 2008, 750 and 1,000 stock options from the 2008 and 2007 grants, respectively, were forfeited.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
We adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payments (SFAS 123 (R)), effective January 1, 2006; however, we did not incur any compensation expense during 2006. For the three months ended March 31, 2009, we recognized compensation expense of $26,000 related to the 2008 and 2007 stock option grants. For the three months ended March 31, 2008, we recognized compensation expense of $22,000 related to the 2008 and 2007 stock option grants. These amounts are included in selling, general and administrative expenses on the consolidated income statement. We expect to recognize additional compensation expense of approximately $192,000 and $150,000 over the remaining vesting periods of the 2008 and 2007 stock option grants, respectively.
To calculate our fair value price per stock option, we utilized a Black-Scholes Model. The following inputs were used in our Black-Scholes Model calculation:

			Stock	Exercise
	# of	Fair	Price on	Price per	Annual
Grant	Shares	Value	Grant	Stock	Dividend	Risk-free	Expected	Expected Term
Date	Granted	Price	Date	Option	Yield	Rate	Volatility	(in years)

7/02/08	1,750	$4.56	$12.01	$12.01	2.00%	4.25%	36.36%	7.5
1/30/08	72,750	$3.67	$9.68	$9.68	2.48%	4.00%	38.87%	7.5
1/16/07	79,250	$3.61	$9.65	$9.65	2.50%	4.73%	39.40%	6.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     The demand for some of our products is subject to seasonal fluctuations. Our railroad product lines normally experience strong sales during the second and third quarters as a result of seasonal increases in construction and track work due to favorable weather conditions. In contrast, our railroad product lines experience normal downturns in sales during the first and fourth quarters due in part to reductions in construction and track work during the winter months, particularly in the northern United States and Canada. This reduction in sales generally has a negative impact on our first and fourth quarter results. Notwithstanding seasonal trends, quarterly fluctuations in railroad spending for capital programs and routine maintenance can alter the expected seasonal impact on our business.
     During the fourth quarter 2008, the exchange rate of the Canadian dollar and British pound sterling compared to the U.S. dollar began to weaken considerably. This trend has continued through the first quarter 2009. If this trend continues for an extended period of time, this could have an adverse impact on our results of operations, as the net sales and net income of our Canadian and United Kingdom operating locations would be lower in U.S. dollars. We do not have any control over exchange rates, as these are largely driven by worldwide economic factors.
Results of Operations
Three Months Ended March 31, 2009 compared to Three Months Ended March 31, 2008
     Net Sales. Net sales decreased to $22.2 million for the three months ended March 31, 2009, a decrease of $2.7 million or 10.8%, from $24.8 million for the comparable period in 2008. The decrease in net sales is primarily attributable to lower sales of $1.6 million at our United Kingdom operations, $1.1 million at SSD and $578,000 at our Canadian operations, partially offset by higher sales of $614,000 at RMP. The $1.6 million decrease in net sales at our United Kingdom operations is a combination of a $1.7 million foreign currency translation that negatively impacted net sales, along with lower sales of track components, partially offset by higher sales of friction management products. SSD’s decrease in net sales of $1.1 million is due to lower customer demand for automotive and securement products. Net sales at our Canadian operations declined $578,000, which is due to a $1.8 million foreign currency translation that negatively impacted net sales and lower sales of track component products, partially offset by an increase in sales volume of $1.3 million, primarily due to higher sales of friction management products. The increase in sales at RMP is primarily due to higher sales of friction management and track component products.
     Gross Profit. Our consolidated gross profit percent increased to 32.8% for the three months ended March 31, 2009 from 31.0% for the comparable period of the prior year, primarily due to a more favorable product mix in the current period. However, gross profit dollars decreased to $7.3 million for the three months ended March 31, 2009, a decrease of $437,000 or 5.7%, from $7.7 million for the comparable period in 2008. The decrease in gross profit is attributable to lower gross profit of $688,000 at SSD and $632,000 at our United Kingdom operations, partially offset by higher gross profit of $743,000 at our Canadian operations and $140,000 at RMP. Lower gross profit of $688,000 at SSD is due to lower sales volume of our automotive and securement products. At our United Kingdom operations, gross profit decreased $632,000 in the current period, primarily due to a $517,000 foreign currency translation that negatively impacted gross profit in the current period, along with lower gross profit on material handling products and lower track component sales volume. These decreases were partially offset by higher gross profit on higher sales of friction management products. Gross profits at our Canadian operations increased $743,000, primarily due to higher gross profit on track component products and higher sales volume of our friction management products. These increases were partially offset by a $628,000 foreign currency translation that negatively impacted gross profit during the current period. The increase in gross profit of $140,000 at RMP resulted from a combination of higher gross profit on higher sales of friction management and track components products, partially offset by lower gross profit on lower sales of other products and services, which includes car and locomotive repair products and services.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) were $5.4 million for the three months ended March 31, 2009, a decrease of $29,000 or 0.5%, from $5.4 million for the comparable period in 2008. This decrease is primarily due to a $709,000 foreign currency translation that positively impacted SG&A and thus lowered expenses, partially offset by SG&A increases of $253,000 at our Canadian operations, $161,000 at our United Kingdom operations, $134,000 for corporate shared services and $132,000 at RMP. The increase of $253,000 at our Canadian operations is primarily due to higher salaries and benefit costs, along with higher sales commission expenses. The increase of $161,000 at our United Kingdom operations is primarily due to higher sales commission expenses, higher professional fees, and higher actuarial expense pertaining to our defined benefit pension plans. Corporate shared service expenses have increased $134,000 in the current period, primarily due to higher legal fees, higher consulting expenses and increased professional fees. The increase of $132,000 at RMP is due to higher salaries and benefit costs, higher sales commission expenses, and increased consulting expenses.
     Interest Expense. Interest expense decreased to $74,000 for the three months ended March 31, 2009, a decrease of $152,000 or 67.3%, from $226,000 for the comparable period in 2008. This decrease is primarily a result of lower interest rates for the three months ended March 31, 2009 compared to the same period in 2008, along with lower total debt balances. Total debt obligations decreased to $15.9 million at March 31, 2009 from $17.1 million as of March 31, 2008.
     Other Expense. Other expense increased to $15,000 for the three months ended March 31, 2009, an increase of $93,000 or 119.2%, from other income of $78,000 for the comparable period in 2008. Other expense in the current period includes foreign currency transaction losses of $50,000, offset by royalty and interest income of $33,000. Other income in the prior period includes foreign currency transaction gains of $51,000 and interest income of $12,000.
     Provision for Income Taxes. Provision for income taxes decreased to $415,000 for the three months ended March 31, 2009, from $511,000 for the comparable period in 2008, reflecting a decrease in income before taxes from $1.9 million for the three months ended March 31, 2008 to $1.6 million for the three months ended March 31, 2009. Our effective tax rates on taxable income were 26.8% and 27.5% for the three months ended March 31, 2009 and 2008, respectively. Our consolidated effective tax rate is impacted by our divisions’ pro-rata share of consolidated income before taxes and related tax expense or benefit. Additionally, our consolidated effective tax rate reflects the benefit of Canadian research and development tax credits, which reduced income tax expense by $51,000 and $42,000, or 3.3% and 2.2% for the three months ended March 31, 2009 and 2008, respectively.
     Net Income. Net income decreased to $1.1 million for the three months ended March 31, 2009, a decrease of $208,000 or 15.5%, from $1.3 million for the comparable period in 2008. Our basic and diluted net income decreased to $0.12 per share for the three months ended March 31, 2009, from $0.14 per share for the comparable period in 2008, on average shares outstanding of 9,602,029 and 9,601,779 for the three months ended March 31, 2009 and 2008, respectively.
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

	Three Months Ended
	March 31
	2009	2008
	(In Thousands)
External sales	$10,657	$10,043
Intersegment sales	516	532
Operating income	1,243	1,243

Sales by product line(1)
Track component products	$5,783	$5,593
Friction management products and services	3,424	2,663
Wayside data collection and data management systems	1,433	1,401
Other products and services	533	918

Total product and service sales	$11,173	$10,575

(1)	Includes intersegment sales.
     For the three months ended March 31, 2009, external sales for RMP increased by $614,000 or 6.1%, to $10.7 million from $10.0 million during the comparable period in 2008. The increase in external sales is primarily due to higher sales of friction management and track component products, partially offset by lower sales of our other products and services, primarily related to car and locomotive repair products and services. Operating income for the three months ended March 31, 2009 was consistent with the prior period at $1.2 million despite the increase of $614,000 in external sales. This is primarily due to an increase in SG&A of $132,000 for the three months ended March 31, 2009, which is primarily due to higher salaries and benefit costs, higher sales commission expenses, and increased consulting expenses in the current period.
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

	Three Months Ended
	March 31
	2009	2008
	(In Thousands)
External sales	$1,263	$2,365
Intersegment sales	—	—
Operating (loss)/income	(168)	518

Sales by product line
Automotive products	$626	$1,188
Chain securement systems	527	826
Strap securement systems	53	82
All other load securement systems	57	269

Total product and service sales	$1,263	$2,365

     For the three months ended March 31, 2009, external sales for SSD decreased by $1.1 million or 46.6%, to $1.3 million from $2.4 million during the comparable period in 2008. The decrease in external sales is primarily due to a significant reduction in demand for SSD’s products, brought on by the economic recession in North America. SSD provides products to the automotive industry and to railcar builders, two markets that have been negatively impacted by the current economic recession. SSD recorded an operating loss of $168,000 for the three months ended March 31, 2009, a decrease of $686,000 or 132.4%, from $518,000 of operating income during the comparable period in 2008 and is primarily due to lower sales volume across most product lines.
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

	Three Months Ended
	March 31
	2009	2008
	(In Thousands,
	Except Translation Rate)
External sales	$5,837	$6,415
Intersegment sales	1,548	1,459
Operating income	1,307	496
Average translation rate of Canadian dollar to U.S. dollar	0.7982	0.9980

Sales by product line(1)
Track component products (2)	$3,285	$4,850
Friction management products and services	3,885	2,611
Other products and services	215	413

Total product and service sales	$7,385	$7,874

(1)	Includes intersegment sales.

(2)	Formerly referred to as “Rail Anchors and Spikes”
     For the three months ended March 31, 2009, external sales for Canada decreased by $578,000 or 9.0%, to $5.8 million from $6.4 million during the comparable period in 2008. The decrease in external sales is due to a $1.8 million foreign currency translation that negatively impacted net sales and lower sales of track component products, partially offset by an increase in sales volume of $1.3 million, primarily due to higher sales of friction management products. Operating income for the three months ended March 31, 2009 increased to $1.3 million from $496,000 during the comparable period in 2008, an increase of $811,000 or 163.5%. This increase is attributable to higher gross profit on higher sales volume of friction management products, partially offset by a foreign currency translation of $307,000 that negatively impacted operating income.
     Portec Rail Products (UK) Ltd. — “United Kingdom". In the United Kingdom, we operate and serve our customers in two markets. The United Kingdom’s rail business includes friction management products and services and track component products such as insulated rail joints and track fasteners. The rail products are primarily sold to the United Kingdom passenger rail network and international customers. The United Kingdom’s material handling business includes product lines such as overhead and floor conveyor systems, expandable boom conveyors, racking systems and mezzanine flooring systems. The end users of our material handling products are primarily United Kingdom-based companies in the manufacturing, distribution, garment and food industries.

	Three Months Ended
	March 31
	2009	2008
	(In Thousands,
	Except Translation Rate)
External sales	$4,407	$6,020
Operating income	219	572
Average translation rate of British pound sterling to U.S. dollar	1.4385	1.9883

Sales by product line
Material handling products	$1,511	$2,000
Friction management products and services	2,240	2,640
Track component products	656	1,380

Total product and service sales	$4,407	$6,020

     For the three months ended March 31, 2009, external sales at our United Kingdom operations decreased by $1.6 million or 26.8%, to $4.4 million from $6.0 million during the comparable period in 2008. The decrease in external sales is primarily due to a foreign currency translation of $1.7 million that negatively impacted external sales. In local currency

(British pound sterling), external sales increased by £28,000 pounds sterling, or approximately $40,000 U.S. dollars, for the three months ended March 31, 2009 compared to the same period in the prior year. Operating income for the three months ended March 31, 2009 decreased to $219,000 from $572,000 during the comparable period in 2008, a decrease of $353,000 or 61.7%. The decrease in operating income is primarily due to higher SG&A in the current period, including higher sales commission expenses, higher professional fees, and higher actuarial expense pertaining to our defined benefit pension plans. Additionally, operating income declined due to lower gross profit on track component and material handling product sales, and a foreign currency translation that negatively impacted operating income by $76,000 in the current period.
Liquidity and Capital Resources
     Our cash flow from operations is the primary source of financing for internal growth, capital expenditures, repayment of long-term obligations, dividends to our shareholders, and other commercial commitments. The most significant risk associated with our ability to generate sufficient cash flow from operations is the overall level of demand for our products. Our cash balance was $4.3 million at March 31, 2009. We may use this cash for acquisitions, product line expansions or general corporate purposes. In addition to cash generated from operations, we have revolving and overdraft credit facilities in place to support the working capital needs of each of our business segments. We believe that our cash flow from operations and the ability to borrow additional cash under our working capital facilities along with our existing cash balances will be sufficient to meet our cash flow requirements and growth objectives over the next twelve months.
     Cash Flow Analysis. During the three months ended March 31, 2009, we used $2.9 million in cash for operations compared to generating $91,000 in cash from operations during the same period in 2008. Cash used in operations is due to net income of $1.1 million in the current period, compared to $1.3 million during the same period in 2008, a decrease of $208,000. Cash used in operations during the three months ended March 31, 2009 includes higher inventory balances of $1.5 million, primarily to meet customer requirements and the timing of customer orders. Cash used in operations during the three months ended March 31, 2009 also includes lower accrued expenses of $2.1 million, primarily due to company-wide incentive plan payments and lower customer deposits at RMP and our United Kingdom operations, which primarily relates to material handling projects. Cash used in operations also includes higher prepaid expenses and other current assets of $1.4 million, primarily due to prepaid insurance premiums, and refundable goods and services taxes paid at our Montreal location.
     Net cash used in investing activities was $269,000 for the three months ended March 31, 2009, compared to $944,000 used in investing activities during the same period in 2008. Cash used in investing activities is primarily due to capital expenditures of $234,000. Our capital expenditures upgrade our machinery and equipment, improve our facilities, support new strategic initiatives or develop new products. We believe that the overall level of capital spending for our business segments is sufficient to remain competitive.
     Net cash provided by financing activities was $2.4 million for the three months ended March 31, 2009, compared to $252,000 of cash provided by financing activities during the comparable period in 2008. Cash provided by financing activities in 2009 includes $4.0 million of net borrowings on working capital facilities and $300,000 of additional borrowings on term loans. Cash provided by financing activities in 2009 includes repayments of long-term debt obligations of $968,000 and $576,000 in cash dividends paid to our common stockholders.
Financial Condition
     At March 31, 2009, total assets were $97.0 million, an increase of $201,000 or 0.2%, from $96.8 million at December 31, 2008. The increase at March 31, 2009 is primarily due to higher inventory balances of $1.5 million primarily to support customer requirements, and higher prepaid expenses and other current assets of $1.4 million due to prepaid insurance premiums, and refundable goods and services taxes paid at our Montreal location. Partially offsetting these increases are lower cash and cash equivalents of $1.0 million, lower accounts receivable of $476,000 due to lower net sales, and lower net intangible assets of $571,000, which is primarily due to lower foreign currency translation rates of the Canadian dollar and the British pound sterling in relation to the U.S. dollar as of March 31, 2009 compared to December 31, 2008.
     Total outstanding debt obligations were $15.9 million at March 31, 2009, an increase of $3.3 million or 26.0% from $12.6 million at December 31, 2008. The increase reflects higher outstanding borrowings on working capital facilities, which increased by $3.8 million during the current period. During the three months ended March 31, 2009, we repaid $968,000 of long-term debt obligations, offset by proceeds from new term loans of $300,000.
     The majority of our track component products that we manufacture and sell, such as our rail joints, rail anchors and rail spikes, require steel as a major element in the production process. Worldwide steel prices have been volatile in the last few years, which has resulted in surcharges at times being added to raw material costs, and other times resulting in higher base prices for certain steel. We have been successful in passing on higher steel prices to our customers in most circumstances over the last few years. During 2008, prices for steel were higher for some products in certain markets, while some prices were lower in certain markets. This trend has continued through the first quarter of 2009. We continue to monitor the price of our primary raw materials. If a prolonged increase in steel prices should continue and we are unable to pass on these added costs to our customers, our future earnings could be negatively impacted.
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
     As a result of the Vulcan asset acquisition, we assigned fair values of $2.2 million to customer relationships, $890,000 to a unique customer relationship, $342,000 to vehicle restraint assembly technology (G-Van patent), $47,000 to a supply agreement and $5,000 to non-compete agreements. We also determined that there was $830,000 of goodwill to be recorded as part of this transaction. The goodwill balance increased to $1.2 million at March 31, 2009 from $1.0 million at March 31, 2008, primarily due to accrued earn-out based upon sales volume, which is recorded as an increase of the total purchase price. During the three months ended March 31, 2009 and 2008, total earn-out payments of $105,000 and $98,000, respectively, were paid to the former owners of Vulcan. In addition, we have estimated that the customer relationships, a unique customer relationship, vehicle restraint assembly technology, supply agreement, and non-compete agreements have definite lives of 19 years, 17 years, 11 years, 3 years and 7 years, respectively, due to our estimates that the projected economic earnings associated with these intangible assets will begin to lapse after these time frames. We will monitor these assets to determine if certain events occur that could cause the lives assigned to these intangible assets to become shorter than originally assigned. We would then assign a shorter future estimated life based on the years that we feel that the product would have value in the marketplace and record an impairment charge in the proper accounting period.
     The current economic environment has significantly impacted our customer with whom we have a unique customer relationship and in which an intangible asset is based. Presently, our customer has implemented temporary shutdowns at several operating locations and has recently announced new temporary shutdowns at additional locations. As a result of the shutdowns, sales of our G-Van product to this customer have been and may continue to be negatively impacted. Our G-Van product is designed by utilizing our patented vehicle restraint assembly technology (G-Van patent); as such, the value assigned to this patent is based upon the revenue stream from sales of the G-Van product. At this time, we cannot predict the impact that this will have on the value of our unique customer relationship intangible asset and our G-Van patent; however a prolonged shutdown of our customer’s plant will continue to negatively impact sales of our G-Van product to this customer, which could negatively impact our financial projections associated with these intangible assets. Lower financial projections could result in lower fair values for these intangible assets, which could trigger an impairment charge.

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
     As interest rates decline, the actuarially calculated retirement benefit plan liability increases. Conversely, as interest rates increase, the actuarially calculated retirement benefit plan liability decreases. Past declines in interest rates and equity markets have had a negative impact on the retirement benefit plan liability and fair value of our plan assets. As a result, the accumulated benefit obligation exceeded the fair value of plan assets at December 31, 2008. Our liability at December 31, 2008 is more than the liability at December 31, 2007, which resulted in a $1.8 million, net of tax, decrease in shareholder’s equity.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to interest rate risk on our long-term debt obligations and our working capital facilities are under floating interest rate arrangements. We have determined that these risks are not significant enough to warrant hedging programs. If interest rates increase we will be exposed to higher interest rates and we will be required to use more cash to settle our long-term debt obligations. As interest rates increase on our variable long-term debt, it will have a negative impact on future earnings because the interest rates will increase our interest expense. Conversely, if interest rates decline on our variable long-term debt, it will have a positive impact on future earnings because lower interest rates will decrease our interest expense. Based upon our long-term debt amounts as of March 31, 2009, for every 1% increase or decrease in the interest rate on our long-term debt, our annual interest expense will fluctuate by approximately $159,000.
     In addition, we are exposed to foreign currency translation fluctuations with our international operations. We do not have any foreign exchange derivative contracts to hedge against foreign currency exposures. Therefore, we are exposed to the related effects when foreign currency exchange rates fluctuate. If the U.S. dollar strengthens against the Canadian dollar and/or the British pound sterling, the translation rate for these foreign currencies will decrease, which will have a negative impact on our operating income. For example, for the three months ended March 31, 2009, for every 1/100 change in the exchange rate of the Canadian dollar to the U.S. dollar, our Canadian operation’s operating income would have changed by $15,000. Further, for every 1/100 change in the exchange rate of the British pound sterling to the U.S. dollar, the impact on operating income for our United Kingdom operation for the three months ended March 31, 2009 would have been $1,000. Foreign currency translation fluctuations have no impact on cash flows as long as we continue to reinvest any profits back into the respective foreign operations.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are involved from time to time in lawsuits that arise in the normal course of business. We actively and vigorously defend all lawsuits. We have been named with numerous other defendants in an environmental lawsuit. The plaintiff seeks to recover costs which it has incurred, and may continue to incur, to investigate and remediate its former property as required by the New York State Department of Environmental Conservation (NYSDEC). We have not been named as a liable party by the NYSDEC and we believe we have no liability to the plaintiff in the case. We filed a motion for summary judgment seeking a ruling to have us dismissed from the case. In November 2003, the motion for summary judgment was granted and we were dismissed from the case by the United States District Court for the Northern District of New York. In March 2004, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit, appealing, in part, the District Court’s decision to dismiss all claims against us. In April 2005, the plaintiff’s appeal was dismissed by the Second Circuit Court without prejudice, and the matter was remanded to the United States District Court for the Northern District of New York for consideration in light of a recent United States Supreme Court decision. As a result, in June 2006, the District Court dismissed all claims brought by the plaintiff pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA or Superfund). In July 2006, the plaintiff filed a notice of appeal to the Second Circuit. However, in January 2008, the plaintiff’s appeal was dismissed again by the Second Circuit Court without prejudice, and the matter was remanded to the District Court for consideration in light of a recent United States Supreme Court decision. In July 2008, The District Court decided that the United States Supreme Court decision did not necessitate any change in the District Court’s prior determinations in the case and held that all of its prior rulings stand. In August 2008, the plaintiff filed a third notice of appeal to the Second Circuit Court. The briefing process has been completed and we are awaiting oral argument. Ongoing litigation may be protracted, and we may incur additional ongoing legal expenses, which are not estimable at this time.
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

PORTEC RAIL PRODUCTS, INC.
Date: May 7, 2009	By:	/s/ Richard J. Jarosinski
Richard J. Jarosinski, President and
Chief Executive Officer and Principal Executive Officer

Date: May 7, 2009	By:	/s/ John N. Pesarsick
John N. Pesarsick, Chief Financial Officer and
Principal Accounting Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002