Form 10-Q
period 2009-06-30
PORTEC RAIL PRODUCTS INC
filed 2009-08-05
CIK 1263074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☑
     As of July 31, 2009, there were 9,602,029 shares issued and outstanding of the Registrant’s Common Stock.

PORTEC RAIL PRODUCTS, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Portec Rail Products, Inc.
Condensed Consolidated Balance Sheets

	June 30	December 31
	2009	2008
	(Unaudited)	(Audited)
	(In Thousands)
Assets
Current assets
Cash and cash equivalents	$7,199	$5,371
Accounts receivable, net	15,307	14,553
Inventories, net	23,292	23,856
Prepaid expenses and other current assets	1,061	489
Deferred income taxes	424	369

Total current assets	$47,283	$44,638

Property, plant and equipment, net of accumulated depreciation of $13,724 and $12,445 at June 30, 2009 and December 31, 2008, respectively	10,155	10,203
Intangible assets, net of accumulated amortization of $4,280 and $3,557 at June 30, 2009 and December 31, 2008, respectively	28,004	27,732
Goodwill	13,990	13,413
Other assets	859	837

Total assets	$100,291	$96,823

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$9,256	$6,500
Accounts payable	6,370	7,155
Accrued income taxes	55	513
Customer deposits	1,079	1,935
Accrued compensation	1,501	2,641
Other accrued liabilities	2,390	2,088

Total current liabilities	20,651	20,832

Long-term debt, less current maturities	4,657	6,110
Deferred income taxes	8,569	7,224
Accrued pension costs	3,696	3,583
Other long-term liabilities	898	898

Total liabilities	38,471	38,647

Commitments and Contingencies	—	—

Shareholders’ equity:
Common stock, $1 par value, 50,000,000 shares authorized, 9,602,029 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	9,602	9,602
Additional paid-in capital	25,495	25,443
Retained earnings	30,823	28,635
Accumulated other comprehensive loss	(4,100)	(5,504)

Total shareholders’ equity	61,820	58,176

Total liabilities and shareholders’ equity	$100,291	$96,823

See Notes to Condensed Consolidated Financial Statements

Portec Rail Products, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
	(Dollars in Thousands, Except Per Share Data)
Net sales	$26,530	$30,194	$48,694	$55,037
Cost of sales	17,934	20,276	32,825	37,409

Gross profit	8,596	9,918	15,869	17,628

Selling, general and administrative	5,480	5,986	10,860	11,395
Amortization expense	270	297	523	595

Operating income	2,846	3,635	4,486	5,638

Interest expense	79	210	153	436
Other income, net	(135)	(43)	(120)	(121)

Income before income taxes	2,902	3,468	4,453	5,323
Provision for income taxes	699	1,065	1,114	1,576

Net income	$2,203	$2,403	$3,339	$3,747

Earnings per share
Basic and diluted	$0.23	$0.25	$0.35	$0.39

Weighted average shares outstanding
Basic	9,602,029	9,601,872	9,602,029	9,601,826
Diluted	9,602,029	9,602,309	9,602,029	9,601,826

Dividends per share	$0.06	$0.06	$0.12	$0.12
See Notes to Condensed Consolidated Financial Statements

Portec Rail Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30
	2009	2008
	(In Thousands)
Operating Activities
Net income	$3,339	$3,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	860	875
Amortization expense	523	595
Provision for doubtful accounts	71	104
Deferred income taxes	182	195
Pension expense (income)	103	(20)
Defined benefit pension plan contributions	(102)	(472)
Loss on disposal of assets	1	21
Stock-based compensation expense	52	47
Changes in operating assets and liabilities:
Accounts receivable	(264)	(1,931)
Inventories	1,610	(1,880)
Prepaid expenses and other current assets	(603)	(456)
Accounts payable	(1,175)	2,581
Income taxes payable	(488)	(120)
Accrued expenses	(1,779)	(1,525)

Net cash provided by operating activities	2,330	1,761

Investing Activities
Purchases of property, plant and equipment	(502)	(2,046)
Proceeds from sale of assets	—	12
Contingent consideration — business acquisition	(60)	(97)

Net cash used in investing activities	(562)	(2,131)

Financing Activities
Net increase in working capital facilities	2,761	3,224
Book overdrafts	(205)	(42)
Principal payments on promissory notes	(280)	(280)
Proceeds from term loans	300	—
Principal payments on term loans	(1,602)	(1,859)
Fees paid to obtain new financing	—	(21)
Issuance of common stock	—	2
Cash dividends paid to shareholders	(1,152)	(1,152)

Net cash used in financing activities	(178)	(128)

Effect of exchange rate changes on cash and cash equivalents	238	(51)

Increase (decrease) in cash and cash equivalents	1,828	(549)
Cash and cash equivalents at beginning of period	5,371	4,273

Cash and cash equivalents at end of period	$7,199	$3,724

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$170	$459

Income taxes	$1,414	$1,083

See Notes to Condensed Consolidated Financial Statements

Note 1: Organization
Portec Rail Products, Inc. (sometimes herein referred to as “we”, “our”, “us”, the “Company”, or “Portec Rail Products”) was incorporated in West Virginia in 1997, in conjunction with the purchase of rail-related assets and select material handling assets of Portec, Inc. We along with our predecessor, Portec Inc., have served the railroad industry since 1906 by manufacturing, supplying and distributing a broad range of rail products, including rail joints, rail anchors, rail spikes, railway friction management products and systems, railway wayside data collection and data management systems and freight car securement devices. We also manufacture material handling equipment at our Leicester, England operation. We serve both the domestic and international markets. Our manufacturing facilities are located in Huntington, West Virginia; St. Jean, Quebec, Canada; Vancouver, British Columbia, Canada; Leicester, England, United Kingdom; and Sheffield, England, United Kingdom. We operate an engineering and assembly facility in Dublin, Ohio, and have offices near Chicago, Illinois, and near Montreal, Quebec, Canada. Our corporate headquarters is located near Pittsburgh, Pennsylvania.
Note 2: Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Portec Rail Products, Inc.; Salient Systems, Inc. (Salient Systems), our wholly-owned United States subsidiary; Portec Rail Nova Scotia Company, our wholly-owned Canadian subsidiary; and Portec Rail Products (UK) Ltd., our wholly-owned United Kingdom subsidiary (United Kingdom). All significant intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, we believe that the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the 2008 Annual Report on Form 10-K. The balance sheet information as of December 31, 2008 was derived from our audited balance sheet included in our 2008 Annual Report on Form 10-K. Unless otherwise indicated, all dollar amounts are in United States dollars. Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on net earnings.

Note 3: Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for all inventories. Inventory costs include material, labor and manufacturing overhead.
The major components of inventories are as follows:

	June 30	December 31
	2009	2008
	(In Thousands)
Raw materials	$9,316	$10,617
Work in process	412	411
Finished goods	14,676	13,727

	24,404	24,755
Less reserve for slow-moving and obsolete inventory	1,112	899

Net inventory	$23,292	$23,856

Note 4: Long-Term Debt
Long-term debt consists of the following:

	June 30	December 31
	2009	2008
	(In Thousands)
National City Bank Credit Facility: (a)
Term loan — Kelsan acquisition	$4,012	$4,884
Term loan — Vulcan asset acquisition	1,400	1,700
Revolving credit facility — United States	5,550	2,800
Revolving credit facility — Canada	—	—

United Kingdom loans: (b)
Term loan — Coronet Rail acquisition	1,004	1,131
Working capital facility	12	—
Term loans — vehicles	10	15

Promissory notes — Salient Systems acquisition (c)	—	280
Credit facility — Boone County Bank, Inc. (d)	1,925	1,800

	13,913	12,610
Less current maturities	9,256	6,500

	$4,657	$6,110

(a) National City Bank Credit Facility
In December 2008, PNC Financial Services Group, Inc. of Pittsburgh, Pennsylvania completed its acquisition of National City Corp. of Cleveland, Ohio. We have a number of lending facilities with National City Bank. At this time, we have not been advised of any changes in the terms or duration of our existing borrowing arrangements. However, we cannot determine the impact, if any, that National City Bank’s acquisition by PNC Financial Services Group, Inc. will have on our ability to finance our working capital requirements.
Our credit facility with National City Bank is a term loan and revolving credit facility that provided the financing for the Kelsan acquisition in November 2004 and the Vulcan asset acquisition in October 2006, and also supports the working capital requirements of our United States and Canadian business units. The components of this facility are as follows: 1) a $7.0 million United States revolving credit facility; 2) a $4.1 million ($5.0 million CDN) revolving credit facility for our Canadian operations; 3) an outstanding term loan in the original amount of $4.9 million that replaced the term loan in the original amount of $14.9 million ($17.6 million CND) provided for the Kelsan acquisition in November 2004; and 4) an outstanding term loan in the original amount of $3.0 million provided in November 2006 for the Vulcan Chain product line acquisition. As of June 30, 2009, we had the ability to borrow an additional $5.4 million under the U.S. and Canadian revolving credit facilities.
This agreement contains certain financial covenants that require us to maintain a current ratio, cash flow coverage and leverage ratios, and to maintain minimum amounts of tangible net worth. This credit facility further limits capital expenditures, sales of assets, and additional indebtedness. At June 30, 2009, we were in compliance with all of these financial covenants.
Term Loan — Kelsan Acquisition:
In December 2008, we borrowed $4.9 million from National City Bank to refinance the Kelsan acquisition loan, which had an outstanding principal balance of $4.9 million ($5.9 million CDN). Portec Rail Products, Inc. is the borrower and sole guarantor of the term loan with substantially all of our United States assets pledged as collateral. The monthly principal payment on the new loan is approximately $174,000. Interest on the outstanding balance accrues at a LIBOR-based rate plus 1.75% to 2.25% and is paid monthly. As of June 30, 2009, the principal balance outstanding was $4.0 million, and accrued interest at a rate of 2.07%. This term loan is scheduled to mature on May 1, 2011.
Term Loan — Vulcan Asset Acquisition:
In November 2006, we borrowed $3.0 million from National City Bank to finance the Vulcan product line acquisition. Portec Rail Products, Inc. is the sole guarantor of the term loan with substantially all of our United States assets pledged as collateral. Under this five-year term loan, our monthly principal payments are $50,000. The outstanding principal balance accrues interest based upon the 30-day LIBOR rate plus 1.5%. As of June 30, 2009, we had outstanding borrowings of $1.4 million, which accrued interest at 1.82%. This term loan is scheduled to mature on October 31, 2011.
Revolving Credit Facility — United States:
Our United States revolving credit facility permits borrowings up to $7.0 million to support the working capital requirements of our United States operations. Included in the $7.0 million is a sub-limit of $1.6 million for standby and commercial letters-of-credit. Outstanding borrowings under this facility can be priced at a prime-based rate or a LIBOR-based rate. As of June 30, 2009, outstanding borrowings under this facility were $5.6 million and accrued interest at 1.82%. As of June 30, 2009, two commercial letters-of-credit were outstanding in the amount of $184,000. This credit facility is scheduled to expire on September 30, 2011.
Revolving Credit Facility — Canada:
The working capital requirements for our Canadian operations are supported by a $4.1 million ($5.0 million CDN) revolving credit facility. Included within the $4.1 million is a sub-limit of $335,000 ($400,000 CDN) for standby and commercial letters of credit. The interest rate is the Canadian prime rate plus 1.0%. Borrowings on this facility accrued interest at 3.25% at June 30, 2009. As of June 30, 2009, there were no outstanding borrowings under this facility. This facility is scheduled to expire on December 31, 2011.

(b) United Kingdom Loans
Term Loan — Coronet Rail Acquisition:
In conjunction with the acquisition of Coronet Rail in April 2006, we borrowed $2.6 million (£1.5 million pounds sterling) and $1.6 million (£900,000 pounds sterling) in the form of two term loans provided by a United Kingdom financial institution. The $1.6 million (£900,000 pounds sterling) loan was repaid in full in March 2007. The $2.6 million (£1.5 million pounds sterling) loan has an outstanding balance of approximately $1.0 million (£610,000 pounds sterling) as of June 30, 2009, and bears interest at 2.25%. The monthly principal and interest payment is approximately $44,000 (£29,000 pounds sterling). This term loan is scheduled to mature on April 12, 2011.
Working Capital Facility:
The working capital facility for our United Kingdom operations includes an overdraft availability of $1.3 million (£900,000 pounds sterling), $255,000 (£175,000 pounds sterling) for the issuance of performance bonds, and $58,000 (£40,000 pounds sterling) for the negotiation of foreign checks. This credit facility supports the working capital requirements of Portec Rail Products (UK) Ltd. and its wholly-owned subsidiaries, including Coronet Rail, Ltd. Interest accrues on the outstanding borrowings at the United Kingdom base rate plus 1.5%. The interest rate on the overdraft facility as of June 30, 2009 is 2.0%. Our availability under this credit facility was reduced due to performance bonds outstanding in the amount of $227,000 (£156,000 pounds sterling) as of June 30, 2009. Borrowings outstanding on this facility were $12,000 (£8,000 pounds sterling) as of June 30, 2009. This facility is scheduled to expire on August 31, 2009.
Our United Kingdom loan agreements contain certain financial covenants that require us to maintain senior interest and cash flow coverage ratios. We were in compliance with these financial covenants as of June 30, 2009.
(c) Salient Systems Promissory Notes
In connection with the acquisition of Salient Systems on September 30, 2004, we executed two promissory notes in the aggregate amount of $1.1 million. The original note holders were Harold Harrison, the founder and former President and Chief Executive Officer of Salient Systems, and Falls River Group, LLC, which acted as a financial advisor to Salient Systems. The final principal and interest payments on these notes were made in January 2009. As of June 30, 2009, there was no balance outstanding on these debt obligations.
(d) Credit Facility — Boone County Bank, Inc.
In July 2008, we entered into a loan agreement with Boone County Bank, Inc. for a credit facility in the maximum amount of $2.1 million to finance capital expenditures at our manufacturing facility in Huntington, West Virginia. In August 2008, we borrowed an initial $1.8 million from this facility. In February 2009, we borrowed another $300,000 from this facility, increasing the balance outstanding to $2.1 million, and converted it to a 60-month term loan with monthly principal payments of $35,000 beginning in February 2009. As of June 30, 2009, the outstanding balance on this facility was $1.9 million, and the interest rate was 3.0%. This facility has a maturity date of January 14, 2014.
Boone County Bank, Inc. is a wholly-owned subsidiary of Premier Financial Bancorp, Inc., located in Madison, West Virginia. Our Chairman of the Board is the Chairman of the Board and a shareholder of Premier Financial Bancorp, Inc. We believe that our credit facility with Boone County Bank, Inc. is on terms comparable to those obtained by a non-affiliated third party.

Note 5: Income Taxes
We evaluated uncertain tax provisions pursuant to the guidance found within FIN 48(FASB ASC 740-10-55). A reconciliation of the beginning and ending amount of unrecognized tax positions is as follows:

	Six Months Ended
	June 30
	2009	2008
	(In Thousands)
Balance at January 1	$313	$313
Additions based on tax positions related to the current year	44	76
Additions for tax positions of prior years	83	—
Reductions for tax positions of prior years	(65)	(50)
Settlements	31	—

Balance at June 30	$406	$339

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company or one of its subsidiaries files income tax returns in the United States federal jurisdiction, and various state and foreign jurisdictions. The Company believes that it is no longer subject to United States state and local, or non- United States income tax examinations by tax authorities for the years before 2003 and for years before 2007 for the United States federal jurisdiction. An examination began during the second quarter of 2009 for the 2005 to 2007 provincial tax returns of our affiliated subsidiary in Quebec, Montreal. We are currently unable to assess whether any significant increase or decrease to the unrecognized tax position will be recorded during the next twelve months.
Note 6: Retirement Plans
The components of our net periodic pension (benefit) cost of our United States defined benefit pension plan are as follows for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
		(In Thousands)
Interest cost	$144	$138	$288	$276
Expected return on plan assets	(162)	(165)	(324)	(330)
Amortization of unrecognized loss	25	17	50	35

Pension (benefit) cost	$7	$(10)	$14	$(19)

We anticipate making total contributions of $116,000 to this pension plan during 2009, of which $70,000 was funded through June 2009. During 2008, we made contributions to this pension plan totaling $615,000, of which $288,000 was funded during the first six months of 2008.

The components of net periodic pension cost (benefit) of our United Kingdom defined benefit pension plans (the Portec Rail Plan and Conveyors Plan) are as follows for the three and six months ended June 30, 2009 and 2008:

	Portec Rail Plan
	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
	(In Thousands)
Service cost	$—	$10	$—	$21
Interest cost	67	84	127	168
Expected return on plan assets	(50)	(98)	(94)	(196)
Amortization of transition amount	(12)	(15)	(23)	(30)
Amortization of unrecognized loss	32	21	60	42

Pension cost	$37	$2	$70	$5

	Conveyors Plan
	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
	(In Thousands)
Service cost	$—	$1	$—	$2
Interest cost	13	19	25	38
Expected return on plan assets	(9)	(20)	(17)	(40)
Amortization of transition amount	(2)	(3)	(4)	(6)
Amortization of unrecognized loss	8	—	15	—

Pension (benefit)/cost	$10	$(3)	$19	$(6)

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. We anticipate making contributions of $110,000 (£77,000 pounds sterling) and $27,000 (£19,000 pounds sterling) to the Portec Rail and Conveyors pension plans, respectively, during 2009. For the six months ended June 30, 2009, contributions in the amount of $27,000 (£18,000 pounds sterling) and $5,000 (£3,000 pounds sterling) have been made to the Portec Rail Plan and Conveyors Plan, respectively. For the six months ended June 30, 2008, we contributed $146,000 (£74,000 pounds sterling) and $38,000 (£19,000 pounds sterling) to the Portec Rail Plan and the Conveyors Plan, respectively.
Note 7: Comprehensive Income
Comprehensive income for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
		(In Thousands)
Net income	$2,203	$2,403	$3,339	$3,747
Minimum pension liability adjustment, net of tax	(162)	(4)	(103)	—
Foreign currency translation adjustments, net of tax	2,249	103	1,507	(389)

Comprehensive income	$4,290	$2,502	$4,743	$3,358

Note 8: Earnings Per Share
Basic earnings per share (EPS) are computed as net income available to common shareholders divided by the weighted average common shares outstanding. Diluted earnings per share considers the potential dilution that occurs related to the issuance of common stock under stock option plans. We calculated the dilutive effect of our stock options in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128) (FASB ASC 260-10-15).
For the three months ended June 30, 2009, we determined that our stock options have an anti-dilutive effect on earnings per share, as the incremental shares related to the 2008 and 2007 stock options grants would reduce our average shares outstanding by 16,979 shares and 10,112 shares, respectively. For the six months ended June 30, 2009, we determined that our stock options have an anti-dilutive effect on earnings per share, as the incremental shares related to the 2008 and 2007 stock option grants would reduce our average shares outstanding by 26,385 shares and 18,921 shares, respectively. The anti-dilutive shares are not included in the calculation of diluted earnings per share.
For the three months ended June 30, 2008, stock options related to the 2007 stock option grant have a dilutive effect on earnings per share as the incremental shares associated with this grant increase our average shares outstanding by 437 shares. The incremental shares associated with the 2008 stock option grant would reduce our second quarter 2008 average shares outstanding by 4,766 shares. For the six months ended June 30, 2008, we determined that our stock options have an anti-dilutive effect on earnings per share, as the incremental shares related to the 2008 and 2007 stock option grants (see Note 12, Stock Options, Page 16) would reduce our average shares outstanding by 8,619 shares and 3,556 shares, respectively. The anti-dilutive shares are not included in the calculation of diluted earnings per share.
Note 9: Commitments and Contingencies
Contractual Obligations
The following is a summary of our contractual obligations as of June 30, 2009, due on a calendar year basis:

		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	year	years	years	years
	(In Thousands)
Term loans	$8,351	$3,694	$3,782	$840	$35
Purchase obligations	3,368	2,223	1,145	—	—
Working capital facilities	5,562	5,562	—	—	—
Operating leases	4,420	664	1,981	853	922
Future interest payments (1)	267	86	152	29	—
Pension plan contributions (2)	3,654	160	1,701	1,373	420

Total contractual obligations (3)	$25,622	$12,389	$8,761	$3,095	$1,377

(1)	Represents future interest payments on long-term debt obligations as of June 30, 2009. Assumes that the interest rates on our debt obligations at June 30, 2009 (See Note 4, Long-Term Debt, Page 7) will continue for the life of the agreements.

(2)	Pension plan contributions that may be required more than one year from June 30, 2009 will be dependent upon the performance of plan assets.

(3)	As a result of adopting Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48) (FASB ASC 740-10-55) during 2007 we recorded an initial liability of $313,000 related to uncertain tax positions.. During the six months ended June 30, 2009 and 2008, we recognized $93,000 and $26,000 of additional liability, respectively. See Note 5, Income Taxes, Page 10. A total of $406,000 and $313,000 are included within other long-term liabilities on the June 30, 2009 and the December 31, 2008 consolidated balance sheets. However, because of the high degree of uncertainty regarding the timing of future cash outflows associated with this FIN 48 (FASB ASC 740-10-55) liability, we cannot reasonably estimate the periods of related future payments, and as such, we have excluded the FIN 48 (FASB ASC 740-10-55) liability from the contractual obligations table.

Litigation
We are involved from time to time in lawsuits that arise in the normal course of business. We actively and vigorously defend all lawsuits. We have been named with numerous other defendants in an environmental lawsuit. The plaintiff seeks to recover costs which it has incurred, and may continue to incur, to investigate and remediate its former property as required by the New York State Department of Environmental Conservation (NYSDEC). We have not been named as a liable party by the NYSDEC and we believe we have no liability to the plaintiff in the case. We filed a motion for summary judgment seeking a ruling to have us dismissed from the case. In November 2003, the motion for summary judgment was granted and we were dismissed from the case by the United States District Court for the Northern District of New York. In March 2004, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit, appealing, in part, the District Court’s decision to dismiss all claims against us. In April 2005, the plaintiff’s appeal was dismissed by the Second Circuit Court without prejudice, and the matter was remanded to the United States District Court for the Northern District of New York for consideration in light of a then-recent United States Supreme Court decision. As a result, in June 2006, the District Court dismissed all claims brought by the plaintiff pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA or Superfund). In July 2006, the plaintiff filed a notice of appeal to the Second Circuit. However, in early 2008, the plaintiff’s appeal was dismissed again by the Second Circuit Court without prejudice, and the matter was remanded to the District Court for consideration in light of a recent United States Supreme Court decision. In July 2008, The District Court decided that the United States Supreme Court decision did not necessitate any changes in the District Court’s prior determinations in this case and held that all of its prior rulings stand. In August 2008, the plaintiff filed a third notice of appeal to the Second Circuit Court. The briefing process has been completed and the case has been argued. We are awaiting the Second Circuit’s decision. Ongoing litigation may be protracted, and we may incur additional ongoing legal expenses, which are not estimable at this time.
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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
	(In Thousands)
External Sales
RMP	$13,181	$12,534	$23,838	$22,577
SSD	1,498	3,577	2,761	5,942
Canada	8,476	7,540	14,313	13,955
United Kingdom	3,375	6,543	7,782	12,563

Total	$26,530	$30,194	$48,694	$55,037

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
	(In Thousands)
Intersegment Sales
RMP	$325	$865	$841	$1,397
SSD	—	—	—	—
Canada	2,307	2,024	3,855	3,483
United Kingdom	—	—	—	—

Total	$2,632	$2,889	$4,696	$4,880

Total Sales
RMP	$13,506	$13,399	$24,679	$23,974
SSD	1,498	3,577	2,761	5,942
Canada	10,783	9,564	18,168	17,438
United Kingdom	3,375	6,543	7,782	12,563

Total	$29,162	$33,083	$53,390	$59,917

Operating Income (Loss)
RMP	$2,070	$1,863	$3,313	$3,106
SSD	150	853	(18)	1,371
Canada	1,681	1,183	2,988	1,679
United Kingdom	(228)	615	(9)	1,187
Corporate Shared Services	(827)	(879)	(1,788)	(1,705)

Total	2,846	3,635	4,486	5,638

Interest Expense	79	210	153	436

Other Income, net	(135)	(43)	(120)	(121)

Income Before Income Taxes	$2,902	$3,468	$4,453	$5,323

Depreciation
RMP	$161	$134	$341	$254
SSD	50	50	98	99
Canada	151	201	299	398
United Kingdom	49	83	95	90
Corporate Shared Services	14	17	27	34

Total	$425	$485	$860	$875

Amortization
RMP	$9	$4	$18	$6
SSD	54	54	107	108
Canada	159	177	305	357
United Kingdom	48	62	93	124
Corporate Shared Services	—	—	—	—

Total	$270	$297	$523	$595

Capital Expenditures
RMP	$141	$963	$180	$1,734
SSD	1	38	24	46
Canada	86	34	235	93
United Kingdom	3	95	21	153
Corporate Shared Services	37	12	42	20

Total	$268	$1,142	$502	$2,046

	June 30	December 31
	2009	2008
	(In Thousands)	(In Thousands)
Total Assets
RMP	$41,357	$40,870
SSD	7,720	7,882
Canada	37,365	32,990
United Kingdom	13,686	14,938
Corporate Shared Services	163	143

Total	$100,291	$96,823

Note 11: Fair Value of Financial Instruments
Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157) (FASB ASC 820-10-35). SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 (FASB ASC 820-10-35) establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
Level 1 — Quoted prices in active markets for identical assets or liabilities.
Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
The Financial Accounting Standards Board (FASB) recently issued two FASB Staff Positions (FSP) addressing concerns and giving guidance about the measuring of fair values when the volume and level of the market activity has significantly decreased and there is a need for more timely fair value information of certain financial instruments. The FSP’s increase the frequency of fair value disclosure requirements from annual to quarterly and requires disclosure of any changes to inputs and valuation techniques used to measure fair value. The FSP’s also require reporting entities to define the major categories of financial instruments.
Although the Company has adopted SFAS 157 (FASB ASC 820-10-35), the recently-issued guidance on fair value measurement will have no material effect on financial results. All of the Company’s financial instruments are Level 1 and are traded openly in an active market.
Note 12: Recent Accounting Pronouncements
In June 2009, the FASB approved SFAS 168, The FASB Accounting Standards Codification, or the Codification (FASB ASC 105-10-15), as the single source of authoritative nongovernmental Generally Accepted Accounting Principles, or GAAP, in the United States. The Codification will be effective for interim and annual periods ending after September 15, 2009. Upon the effective date, the Codification will be the single source of authoritative accounting principles to be applied by all nongovernmental U.S. entities. All other accounting literature not included in the Codification will be non-authoritative. In advance of the required compliance period, we have included both the current reference citing and the new Codification reference within this document. We do not expect the adoption of the Codification to have an impact on our financial position or results of operations.

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141R, Business Combinations — a revision of SFAS 141 (SFAS 141R) (FASB ASC 805-10-10), which will significantly alter the way that companies account for business combinations under the acquisition method. Under SFAS 141R (FASB ASC 805-10-10), an acquiring entity will be required to recognize the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. In addition, the following specific changes will be made: (1) all acquisition costs will be expensed as incurred; (2) any restructuring charges related to the business combination will generally be expensed subsequent to the acquisition date; (3) non-controlling interests will be recorded at fair value at the acquisition date; (4) acquired contingent liabilities will be recorded at fair value at acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; (5) in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; and (6) changes in the deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will generally affect income tax expense. For calendar year companies, SFAS 141R (FASB ASC 805-10-10) prospectively applies to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of SFAS 141R (FASB ASC 805-10-10) will have an impact on future business combinations which we may engage in; however, at this time, we cannot determine the impact to the Company.
In March 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (FASB ASC 815-10-15). SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133, requiring enhanced disclosures about the Company’s derivative and hedging activities. The Company is required to provide enhanced disclosures about (a) how and why it uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect the Company’s financial position, results of operations, and cash flows. SFAS No. 161 (FASB ASC 815-10-15) is effective prospectively, with comparative disclosures of earlier periods encouraged upon initial adoption. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statement footnote disclosures.
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
For the three and six months ended June 30, 2009, we recognized compensation expense of approximately $26,000 and $52,000 respectively, related to the 2008 and 2007 stock option grants. For the three and six months ended June 30, 2008, we recognized compensation expense of approximately $25,000 and $47,000, respectively, related to the 2008 and 2007 stock option grants. These amounts are included in selling, general and administrative expenses on the consolidated income statement. We expect to recognize additional compensation expense of approximately $179,000 and $137,000 over the remaining vesting periods of the 2008 and 2007 stock option grants, respectively. During the second quarter 2008, 250 stock options were exercised.
To calculate our fair value price per stock option, we utilized a Black-Scholes Model. The following inputs were used in our Black-Scholes Model calculation:

		Stock Price	Exercise	Annual
	Fair Value	on Grant	Price per	Dividend	Risk-free	Expected	Expected Term
Grant Date	Price	Date	Stock Option	Yield	Rate	Volatility	(in years)

7/02/08	$4.56	$12.01	$12.01	2.00%	4.25%	36.36%	7.5
1/30/08	$3.67	$9.68	$9.68	2.48%	4.00%	38.87%	7.5
1/16/07	$3.61	$9.65	$9.65	2.50%	4.73%	39.40%	6.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     During the fourth quarter 2008, the exchange rate of the Canadian dollar and British pound sterling compared to the United States dollar began to weaken considerably. During 2009, the exchange rate of the British pound sterling to the U.S. dollar has remained considerably lower from a recent historical comparison, but the Canadian dollar has been somewhat inconsistent. If the current trend of lower exchange rates compared to the U.S. dollar continues for an extended period of time, this could have a negative impact on our results of operations, as the net sales and net income of our Canadian and United Kingdom operating locations would be lower in U.S. dollars. We do not have any control over exchange rates, as these are largely driven by worldwide economic factors.
Results of Operations
Three Months Ended June 30, 2009 compared to Three Months Ended June 30, 2008
     Net Sales. Net sales decreased to $26.5 million for the three months ended June 30, 2009, a decrease of $3.7 million or 12.1%, from $30.2 million during the comparable period in 2008. Net sales decreases of $3.2 million and $2.1 million at our United Kingdom operations and SSD, respectively, were partially offset by net sales increases of $936,000 and $647,000 at our Canadian operations and RMP, respectively. The decrease in net sales of $3.2 million at our United Kingdom operations reflects a sales volume decline of $2.2 million, comprised mostly of our material handling products. Our United Kingdom net sales also reflect foreign currency translation in the amount of $967,000 that negatively impacted net sales. SSD’s decline in net sales of $2.1 million is primarily a reflection of lower automotive product sales as a result of the current economic recession, which has negatively impacted the demand for these products. The increase in net sales of $936,000 at our Canadian operations is primarily due to $2.7 million in higher sales of rail anchors, rail spikes, and friction management products at our Montreal location and higher friction management products sales at our Vancouver locations, offset by a foreign currency translation of $1.7 million that negatively impacted net sales. The $647,000 increase in net sales at RMP is primarily due to higher sales of friction management and other products and services, primarily car repair products, offset by lower sales of track components and Salient Systems’ products.
     Gross Profit. Gross profit decreased to $8.6 million for the three months ended June 30, 2009, a decrease of $1.3 million or 13.3%, from $9.9 million for the comparable period in 2008. The decrease in gross profit is attributable to lower gross profit of $1.2 million at our United Kingdom operations and $865,000 at SSD, partially offset by higher gross profit of $444,000 and $335,000 at our Canadian operations and RMP, respectively. Lower gross profit of $1.2 million at our United Kingdom operations is primarily due to lower sales volume of our material handling products, along with $244,000 of negative impact from foreign currency translation. Gross profit at SSD decreased $865,000 in the current period, primarily due to lower gross profit on lower sales volume across all major product lines. Our Canadian operations’

gross profit increased $444,000, which is a combination of a $944,000 increase in gross profit on higher sales of rail spikes at our Montreal location and increased sales volume of friction management products at our Vancouver location, offset by the negative impact of foreign currency translation in the amount of $500,000. Gross profit at RMP increased $335,000, primarily due to higher gross profit from higher sales volume of friction management products and services in the current period.
     Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses decreased to $5.5 million for the three months ended June 30, 2009, a decrease of $506,000 or 8.5%, from $6.0 million for the comparable period in 2008. The decrease is primarily due to lower expenses of $380,000 at our United Kingdom operations and $162,000 at SSD, partially offset by an increase of $123,000 in SG&A expenses at RMP. The $380,000 decrease in SG&A expenses at our United Kingdom operations is a combination of a foreign currency translation in the amount of $304,000 that positively impacted SG&A expenses and thus lowered expenses, and a decrease in SG&A expenses of $76,000, due to lower employee salary and incentive expense, contractual labor costs, business travel expenses and lower bad debt expense in the current period. The decrease in SG&A expenses of $162,000 at SSD is primarily due to lower employee salary and benefit costs, reduced incentive plan expense due to lower profitability, and lower business travel expenses. The $123,000 increase in selling, general and administrative expenses at RMP is primarily a result of an increase in sales commission expenses related to sales of friction management products.
     Interest Expense. Interest expense decreased to $79,000 for the three months ended June 30, 2009, a decrease of $131,000 or 62.4%, from $210,000 for the comparable period in 2008. This lower interest expense reflects lower overall interest rates along with lower debt balances. Total debt obligations decreased to $13.9 million at June 30, 2009, from $17.2 million at June 30, 2008.
     Other Income. Other income increased to $135,000 for the three months ended June 30, 2009, an increase of $92,000 or 214.0%, from other income of $43,000 for the comparable period in 2008. Other income in the current period primarily includes foreign currency transaction gains of $117,000. Other income in the prior period includes cash discounts received of $25,000, foreign currency transaction gains of $11,000, and interest income of $11,000.
     Provision for Income Taxes. Provision for income taxes decreased to $699,000 for the three months ended June 30, 2009, from $1.1 million for the comparable period in 2008, reflecting the decrease in income before taxes from $3.5 million for the three months ended June 30, 2008 to $2.9 million for the three months ended June 30, 2009. The effective tax rates on taxable income were 24.1% and 30.7% for the three months ended June 30, 2009 and 2008, respectively. Our consolidated effective tax rate is impacted by our divisions’ pro-rata share of consolidated income before taxes and related tax expense or benefit. Additionally, our consolidated effective tax rate reflects the benefit of Canadian research and development tax credits, which reduced income tax expense by $128,000 and $192,000, or 4.4% and 5.5% for the three months ended June 30, 2009 and 2008, respectively.
     Net Income. Net income decreased to $2.2 million for the three months ended June 30, 2009, a decrease of $200,000 or 8.3%, from $2.4 million for the comparable period in 2008. Our basic and diluted net income decreased to $0.23 per share for the three months ended June 30, 2009, from $0.25 per share for the comparable period in 2008, on average basic and diluted shares outstanding of 9.6 million for each of the three months ended June 30, 2009 and 2008.
Six Months Ended June 30, 2009 compared to Six Months Ended June 30, 2008
     Net Sales. Net sales decreased to $48.7 million for the six months ended June 30, 2009, a decrease of $6.3 million or 11.5%, from $55.0 million for the comparable period in 2008. Lower sales of $4.8 million and $3.2 million at our United Kingdom operations and SSD, respectively, were partially offset by net sales increases of $1.3 million at RMP and $358,000 at our Canadian operations, respectively. The decrease in net sales of $4.8 million at our United Kingdom operations is a combination of a foreign currency translation in the amount of $2.4 million that negatively impacted net sales, and $2.4 million in lower sales volume of material handling and track component products, partially offset by an increase in sales volume of friction management products. Net sales declined $3.2 million at SSD, primarily due to lower automotive product and chain securement product sales as a result of the current economic recession, which has negatively impacted the demand for these products. Net sales at RMP increased $1.3 million in the current period, primarily due to higher sales of friction management products, partially offset by lower sales of track component products and lower sales of Salient Systems’ products. The increase in net sales of $358,000 at our Canadian operations is a combination of an increase in sales volume of $3.9 million, primarily friction management products in Vancouver and Montreal, and increased sales of rail spikes, along with a foreign currency translation of $3.5 million that negatively impacted net sales.

     Gross Profit. Gross profit decreased to $15.9 million for the six months ended June 30, 2009, a decrease of $1.8 million or 10.0%, from $17.6 million for the comparable period in 2008. The decrease in gross profit is attributable to lower gross profit of $1.9 million and $1.6 million at our United Kingdom operations and SSD, respectively, partially offset by higher gross profit of $1.2 million at our Canadian operations and $473,000 at RMP. Lower gross profit of $1.9 million at our United Kingdom operations is primarily due to lower gross profit on lower sales of material handling and track component products, along with a foreign currency translation of $699,000 that negatively impacted gross profit during the current period. Gross profit at SSD decreased $1.6 million primarily due to lower gross profit on lower sales volume across all major product lines as a result of the current economic recession. The increase in gross profit of $1.2 million at our Canadian operations is a combination of higher gross profit of $2.3 million on higher sales of rail spikes, anchors and friction management products, partially offset by a foreign currency translation of $1.1 million that negatively impacted gross profit. Gross profit at RMP increased $473,000 primarily due to higher gross profit on higher sales volume of friction management products.
     Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses decreased to $10.9 million for the six months ended June 30, 2009, a decrease of $535,000 or 4.7%, from $11.4 million for the comparable period in 2008. This decrease is primarily due to lower SG&A expenses of $642,000 at our United Kingdom operations and $162,000 at SSD, partially offset by higher expenses of $253,000 at RMP. The decrease in SG&A expenses of $642,000 at our United Kingdom operations is primarily due to a positive foreign currency translation which reduced SG&A expenses by $688,000 in the current period, partially offset by $46,000 of higher SG&A expenses pertaining to our defined benefit pension plan, and higher professional fees in the current period. SG&A expenses at SSD decreased $162,000, primarily due to lower incentive plan expense due to lower profitability in the current period. The increase in SG&A expenses of $253,000 at RMP is primarily due to an increase in sales commissions and higher professional fees in the current period.
     Interest Expense. Interest expense decreased to $153,000 for the six months ended June 30, 2009, a decrease of $283,000 or 64.9%, from $436,000 for the comparable period in 2008. The lower interest expense reflects lower overall interest rates along with lower debt balances. Total debt obligations decreased to $13.9 million at June 30, 2009, from $17.2 million at June 30, 2008.
     Provision for Income Taxes. Provision for income taxes decreased to $1.1 million for the six months ended June 30, 2009 from $1.6 million for the comparable period in 2008, reflecting a decrease in income before taxes from $5.3 million for the six months ended June 30, 2008 to $4.5 million for the six months ended June 30, 2009. The effective tax rates on reported taxable income were 25.0% and 29.6% for the six months ended June 30, 2009 and 2008, respectively. Our consolidated effective tax rate is impacted by our divisions’ pro-rata share of consolidated income before taxes and related tax expense or benefit. Additionally, our consolidated effective tax rate reflects the benefit of Canadian research and development tax credits, which reduced income tax expense by $168,000 and $232,000, or 3.8% and 4.3% for the six months ended June 30, 2009 and 2008, respectively.
     Net Income. Net income decreased to $3.3 million for the six months ended June 30, 2009, a decrease of $408,000 or 10.9%, from $3.7 million for the comparable period in 2008. Our basic and diluted net income per share decreased to $0.35 for the six months ended June 30, 2009, from $0.39 per share for the comparable period in 2008, on average basic and diluted shares outstanding of 9.6 million for both periods.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
	(In Thousands)
External sales	$13,181	$12,534	$23,838	$22,577
Intersegment sales	325	865	841	1,397
Operating income	2,070	1,863	3,313	3,106

Sales by product line(1)
Track component products	$5,924	$7,085	$11,706	$12,678
Friction management products and services	5,324	4,328	8,749	6,991
Wayside data collection and data management systems	1,131	1,324	2,564	2,725
Other products and services	1,127	662	1,660	1,580

Total product and service sales	$13,506	$13,399	$24,679	$23,974

(1)	Includes intersegment sales.
     For the three months ended June 30, 2009, external sales for RMP increased by $647,000 or 5.2%, to $13.2 million from $12.5 million during the comparable period in 2008. The $647,000 increase in net sales at RMP is primarily due to higher sales of friction management and other products and services, primarily car repair products, offset by lower sales of track components and Salient Systems’ products. Operating income for the three months ended June 30, 2009 increased to $2.1 million from $1.9 million for the comparable period in 2008, an increase of $207,000 or 11.1%, primarily due to higher gross profit of $335,000 from higher sales volume of both friction management products, partially offset by an increase in selling, general and administrative expenses of $123,000, primarily related to an increase in sales commission expenses related to sales of friction management products, and higher professional fees.
     For the six months ended June 30, 2009, external sales for RMP increased by $1.3 million or 5.6%, to $23.8 million from $22.6 million during the comparable period in 2008. The increase in external sales is primarily due to higher sales of friction management products, partially offset by lower sales of track component products and lower sales of Salient Systems’ products. Operating income for the six months ended June 30, 2009 increased to $3.3 million from $3.1 million for the comparable period in 2008, an increase of $207,000 or 6.7%, due to increased gross profit of $473,000, primarily from higher sales of friction management products, partially offset by an increase of $253,000 in selling, general and administrative expenses, primarily sales commission expenses on the increased sales of friction management products and higher professional fees.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
	(In Thousands)
External sales	$1,498	$3,577	$2,761	$5,942
Intersegment sales	—	—	—	—
Operating income/(loss)	150	853	(18)	1,371

Sales by product line
Automotive products	$599	$2,611	$1,225	$3,799
Chain securement systems	674	730	1,201	1,555
Strap securement systems	67	66	120	148
Other load securement systems	158	170	215	440

Total product and service sales	$1,498	$3,577	$2,761	$5,942

     For the three months ended June 30, 2009, external sales for SSD decreased by $2.1 million or 58.1%, to $1.5 million from $3.6 million during the comparable period in 2008. The decrease in external sales reflects lower sales of automotive products, a consequence of the current recession, which has had a significant negative impact on the automobile industry. Operating income for the three months ended June 30, 2009 decreased to $150,000 from $853,000 during the comparable period in 2008, a decrease of $703,000, primarily due to lower gross profit on lower overall sales volume.
     For the six months ended June 30, 2009, external sales for SSD decreased by $3.2 million or 53.5%, to $2.8 million from $5.9 million during the comparable period in 2008. The decrease in external sales is primarily due to lower automotive product and chain securement product sales during the current recession, which has negatively impacted the demand for these products. We experienced an operating loss for the six months ended June 30, 2009 of $18,000 compared with operating income of $1.4 million during the comparable period in 2008. The operating loss reflects lower gross profit on lower overall sales volume.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
	(In Thousands, Except Translation Rate )
External sales	$8,476	$7,540	$14,313	$13,955
Intersegment sales	2,307	2,024	3,855	3,483
Operating income	1,681	1,183	2,988	1,679
Average translation rate of Canadian dollar to United States dollar	0.8518	0.9885	0.8348	0.9957

Sales by product line(1)
Track component products (2)	$5,862	$4,553	$9,549	$9,398
Friction management products and services	4,657	4,667	7,955	7,283
Other products and services	264	344	664	757

Total product and service sales	$10,783	$9,564	$18,168	$17,438

(1)	Includes intersegment sales.

(2)	Formerly referred to as “Rail anchors and spikes”
     For the three months ended June 30, 2009, external sales for Canada increased by $936,000 or 12.4%, to $8.5 million from $7.5 million during the comparable period in 2008. This increase in sales is primarily due to $2.7 million in higher sales of rail anchors, rail spikes, and friction management products at our Montreal location and higher friction management products sales at our Vancouver locations, offset by a foreign currency translation of $1.7 million that negatively impacted net sales. Operating income for the three months ended June 30, 2009 increased to $1.7 million from $1.2 million during the comparable period in 2008, an increase of $498,000 or 42.1%. The increase is primarily due to higher gross profit due to higher sales volume of track component and friction management products, partially offset by the negative impact of foreign currency translation of $500,000, which lowered operating income in the current period. Operating income was also impacted by a positive foreign currency translation of $220,000 which lowered SG&A expenses. Partially offsetting this increase in operating income was an increase in SG&A expenses, primarily higher employee salaries and benefit costs, along with higher incentive plan expense due to higher profitability.
     For the six months ended June 30, 2009, external sales for Canada increased by $358,000 or 2.6%, to $14.3 million from $14.0 million during the comparable period in 2008. The increase in net sales of $358,000 is a combination of an increase in sales volume of $3.9 million, primarily friction management products in Vancouver and Montreal, and increased sales of track component products, primarily rail spikes, along with a foreign currency translation of $3.5 million that negatively impacted net sales. Operating income for the six months ended June 30, 2009 increased to $3.0 million from $1.7 million during the comparable period in 2008, an increase of $1.3 million or 78.0%. This increase is primarily due to higher gross profit on higher sales volume of friction management and track component products, partially offset by foreign currency translation of $1.1 million that negatively impacted operating income. Operating income was also impacted by a positive foreign currency translation of $484,000 which lowered SG&A expenses. Partially offsetting this increase in operating income was an increase of $417,000 in SG&A expenses, primarily higher employee salaries and benefit costs, higher sales commission expenses and higher incentive plan expense due to higher profitability.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
	(In Thousands, Except Translation Rate)
External sales	$3,375	$6,543	$7,782	$12,563
Intersegment sales	—	—	—	—
Operating income/(loss)	(228)	615	(9)	1,187
Average translation rate of British pound sterling to United States dollar	1.5440	1.9865	1.5095	1.9877

Sales by product line
Friction management products and services	$1,884	$2,621	$4,125	$5,261
Material handling products	619	2,344	2,130	4,344
Track component products	872	1,578	1,527	2,958

Total product and service sales	$3,375	$6,543	$7,782	$12,563

     For the three months ended June 30, 2009, external sales at our United Kingdom operations decreased by $3.2 million or 48.4%, to $3.4 million from $6.6 million during the comparable period in 2008. The decrease in net sales of $3.2 million at our United Kingdom operations reflects a sales volume decline of $2.2 million, comprised mostly of our material handling products. Our external sales also reflect foreign currency translation in the amount of $967,000 that negatively impacted net sales. We incurred an operating loss for the three months ended June 30, 2009 of $228,000 compared with operating income of $615,000 during the comparable period in 2008. Lower gross profit of $1.2 million contributed to the operating loss, which is a combination of lower gross profit on lower sales volume of material handling products, track components and friction management products, along with foreign currency translation in the amount of $244,000 that negatively impacted operating income. Operating income was also impacted by a positive foreign currency translation of $304,000 which lowered SG&A expenses, along with lower employee salaries and benefit costs, and lower incentive plan expense.
     For the six months ended June 30, 2009, external sales at our United Kingdom operations decreased $4.8 million or 38.1%, to $7.8 million from $12.6 million during the comparable period in 2008. The decrease in net sales of $4.8 million is a combination of a foreign currency translation in the amount of $2.4 million that negatively impacted net sales, and $2.4 million in lower sales volume of material handling and track component products, partially offset by an increase in sales of friction management products. We incurred an operating loss for the six months ended June 30, 2009 of $9,000 from operating income of $1.2 million during the comparable period in 2008. The operating loss is primarily due to $1.9 million in lower gross profit of which $1.2 million is from lower sales volume of material handling and track components products, partially offset by higher gross profit from higher sales of friction management products, combined with $699,000 of foreign currency translation that negatively impacted operating income. Operating income was positively impacted by a reduction in selling, general and administrative expenses in the amount of $642,000, which is a combination of a $688,000 foreign currency translation that lowered SG&A expenses, along with an increase of $46,000 in expenses, primarily related to our defined benefit pension plans and higher professional fees.

Liquidity and Capital Resources
     Our cash flow from operations is the primary source of financing for internal growth, capital expenditures, repayment of long-term obligations, dividends to our shareholders, and other commercial commitments. The most significant risk associated with our ability to generate sufficient cash flow from operations is the overall level of demand for our products. Our total cash balance was $7.2 million at June 30, 2009. In addition to cash generated from operations, we have revolving and overdraft credit facilities in place to support the working capital needs of each of our business segments. We believe that our cash flow from operations and the ability to borrow additional cash under our working capital facilities along with our existing cash balances will be sufficient to meet our cash flow requirements and growth objectives over the next twelve months.
     Cash Flow Analysis. During the six months ended June 30, 2009, we generated $2.3 million in cash from operating activities compared to generating $1.8 million in cash from operating activities during the same period in 2008. Cash generated from operations is due to net income of $3.3 million in the current period, compared to $3.7 million during the same period of 2008, a decrease of $408,000. Cash provided by operations during the six months ended June 30, 2009 includes $1.6 million in lower inventory balances, primarily due to efforts to better align inventory levels with lower sales volumes. Cash used by operations during the six months ended June 30, 2009 includes $1.2 million in higher accounts payable balances, primarily due to the timing of payments to vendors. Cash used by operations during the six months ended June 30, 2009 includes a $1.8 million decrease in accrued expenses, primarily due to company-wide incentive plan payments during the first quarter of 2009, lower customer deposits at Salient Systems and our United Kingdom operations, primarily related to material handling. Cash used by operations for the six months ended June 30, 2009 also reflects defined benefit pension plan contributions of $102,000 and an increase in prepaid expenses and other current assets of $603,000, due primarily to the timing of prepaid insurance premiums at RMP and our United Kingdom operations and refundable goods and services taxes paid at our Montreal location.
     Net cash used in investing activities was $562,000 for the six months ended June 30, 2009, compared to cash used in investing activities of $2.1 million during the same period in 2008. Cash used in investing activities in the current period is primarily due to capital expenditures of $502,000. We believe that the overall level of capital spending for our business segments is sufficient to remain competitive.
     Net cash used in financing activities was $178,000 for the six months ended June 30, 2009, compared to $128,000 of cash used in financing activities during the comparable period in 2008. Cash used for financing activities in 2009 includes repayments of long-term debt obligations of $1.9 million and cash dividends of $1.2 million on common stock paid to shareholders. Cash provided by financing activities in 2009 includes $2.8 million of net borrowings on working capital facilities and $300,000 of additional borrowings on a term loans.
Financial Condition
     At June 30, 2009, total assets were $100.3 million, an increase of $3.5 million or 3.6%, from $96.8 million at December 31, 2008. The increase at June 30, 2009 is primarily due to an increase in cash and cash equivalents of $1.8 million, and an increase in accounts receivable of $754,000 related to an increase in unbilled receivables at Salient Systems. Also contributing to the increase in total assets are higher prepaid expenses and other current assets of $572,000, primarily due to prepaid insurance premiums and refundable goods and services taxes paid at our Montreal location, and higher goodwill and net intangible assets of $849,000, which is primarily due to higher foreign currency translation rates of the Canadian dollar and the British pound sterling in relation to the United States dollar as of June, 30, 2009 compared to the December 31, 2008 exchange rate. Offsetting these increases are lower inventory balances of $564,000, which is a result of efforts to better align inventory levels with lower sales volumes.
     Total outstanding debt obligations were $13.9 million at June 30, 2009, an increase of $1.3 million or 10.4% from $12.6 million at December 31, 2008. The increase primarily reflects short-term borrowings which increased by $2.8 million during the current period, primarily due to higher borrowings from working capital facilities. During the six months ended June 30, 2009, long-term debt obligations decreased by $1.5 million, which includes principal payments of $1.9 million, partially offset by additional borrowings of $300,000 on a term loan.
     The products that we manufacture and sell, such as our rail joints, rail anchors and rail spikes, require steel as a major element in the production process. Worldwide steel prices have been volatile in the last few years, which resulted in surcharges at times being added to raw material costs, and other times resulting in higher base prices for certain steel. We have been successful in passing on higher steel prices to our customers in most circumstances over the last few years. During 2008, prices for steel were higher for some products in certain markets, while some prices were lower in certain markets. This trend has continued through the first six months of 2009. We continue to monitor the price of our primary raw materials. If a prolonged increase in steel prices should continue and we are unable to pass on these added costs to our customers, our future earnings could be negatively impacted.
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

     Goodwill and Other Intangible Assets. We assess the impairment of goodwill and other intangible assets at least annually and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the goodwill of each of our reporting units and our indefinite-lived intangible assets for impairment as required under SFAS No. 142 “Goodwill and Other Intangible Assets” (FASB ASC 350-30-35). SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to identify a potential impairment and the second step measures the amount of an impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. The fair values of our reporting units are determined using a discounted cash flow analysis based upon historical and projected financial information. The intangible assets of Salient Systems are tested following the same process. The estimates of future cash flows, discount rates, and long-term growth rates, based on reasonable and supportable assumptions and projections, require our judgment. Factors that could change the result of our goodwill and intangible asset impairment test include, but are not limited to, different assumptions used to forecast future revenue, expenses, capital expenditures and working capital requirements used in our cash flow models. In addition, selection of a risk adjusted discount rate on the estimated undiscounted cash flow is susceptible to future changes in market conditions and when unfavorable, can adversely affect our original estimates of fair values. As such, to account for the uncertainty inherent in our estimates and future projections, we perform sensitivity analyses to determine our margin of error. Since adoption of SFAS No. 142 (FASB ASC 350-30-35), we have not recognized any impairment of goodwill or other intangible assets.
     Our amortizable intangible assets are evaluated for impairment in accordance with SFAS No. 144 Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 (FASB ASC 36-10-35) requires amortizable intangible assets to be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. Furthermore, SFAS No. 144 (FASB ASC 36-10-35) presents six factors that should be considered in conjunction with a company’s intangible assets as the presence of any one of these factors might indicate that the asset is impaired. Since the adoption of SFAS No. 144 (FASB ASC 36-10-35), we have not recognized any impairment of intangible assets.
     In conjunction with the acquisitions of Coronet Rail and the assets of Vulcan, we recorded the fair value of the acquired tangible and intangible assets in accordance with SFAS No. 142 (FASB ASC 350-30-30). As part of our procedures to assign fair values to all acquired assets, we engaged an independent valuation expert to evaluate the technology and intellectual property along with other intangible assets that could be assigned a fair value under these acquisitions. We supplied the independent valuation expert with the historical and estimated cash flows of the companies along with an estimate of future costs to maintain these technologies. The independent valuation expert used these estimates and other assumptions to determine the present value of the discounted cash flows of these various technologies. In addition, we evaluated the future lives of the identified intangible assets to determine if they have definite or indefinite lives.
     As a result of the Vulcan asset acquisition, we assigned fair values of $2.2 million to customer relationships, $890,000 to a unique customer relationship, $342,000 to vehicle restraint assembly technology (G-Van patent), $47,000 to a supply agreement and $5,000 to non-compete agreements. We also determined that there was $830,000 of goodwill to be recorded as part of this transaction. The goodwill balance increased to $1.3 million at June 30, 2009 from $1.1 million at June 30 2008, primarily due to an accrued earn-out based upon sales volume, which is recorded as an increase of the total purchase price. During the three and six months ended June 30, 2009, total earn-out payments of $0 and $105,000, respectively, were paid to the former owners of Vulcan. During the three and six months ended June 30, 2008, total earn out payments of $0 and $98,000, respectively, were paid to the former owners of Vulcan. In addition, we have estimated that the customer relationships, a unique customer relationship, vehicle restraint assembly technology, supply agreement, and non-compete agreements have definite lives of 19 years, 17 years, 11 years, 3 years and 7 years, respectively, due to our estimates that the projected economic earnings associated with these intangible assets will begin to lapse after these time frames. We will monitor these assets to determine if certain events occur that could cause the lives assigned to these intangible assets to become shorter than originally assigned. We would then assign a shorter future estimated life based on the years that we feel that the product would have value in the marketplace and record an impairment charge in the proper accounting period.
     The current economic environment has significantly impacted our customer with whom we have a unique customer relationship and in which an intangible asset is based. Presently, our customer has emerged from Chapter 11 bankruptcy in which the customer has drastically changed its organization structure along with changes in operating locations, and shutdowns of additional manufacturing locations. As a result, sales of our G-Van product to this customer have been and may continue to be negatively impacted. Our G-Van product is designed by utilizing our patented vehicle restraint assembly technology (G-Van patent); as such, the value assigned to this patent is based upon the revenue stream from sales of the G-Van product. At this time, we cannot predict the impact that this will have on the value of our unique customer relationship intangible asset and our G-Van patent; however any changes to our customer’s organizational structure, operating and manufacturing locations may continue to negatively impact sales of our G-Van product to this customer, which could negatively impact our financial projections associated with these intangible assets. Lower financial projections could result in lower fair values for these intangible assets, which could trigger an impairment charge.
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
     Warranty Reserves. Most of our products are covered by a replacement warranty. We establish warranty reserves for expected warranty claims based upon our historical experience, or for known warranty issues and their estimable replacement costs. We feel our estimates are appropriate to cover any known warranty issues. However, any changes in estimates may have an impact on our results of operations.
     Retirement Benefit Plans. We maintain defined benefit pension plans that cover a significant number of our active employees, former employees and retirees. We account for these plans as required under SFAS No. 87, Employers’ Accounting for Pensions (FASB ASC 715-30-35) and SFAS No. 158 Employer’s Accounting for Defined Benefit Plans and Other Postretirement Plans (FASB ASC 715-20-65). The liabilities and expenses for pensions require significant judgments and estimates. These amounts are determined using actuarial methodologies and incorporate significant assumptions, including the rate used to discount the future estimated liability, inflation, the long-term rate of return on plan assets and mortality tables. Management has mitigated the future liability for active employees by freezing all defined benefit pension plans effective December 31, 2003. The rate used to discount future estimated liabilities is determined based upon a hypothetical double A yield curve represented by a series of annualized individual discount rates from one-half to thirty years. Our inflation assumption is based on an evaluation of external market indicators. The long-term rate of return is estimated by considering historical returns and expected returns on current and projected asset allocations. The effects of actual results that differ from these assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligations in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our obligations and future expense.
     As interest rates decline, the actuarially calculated retirement benefit plan liability increases. Conversely, as interest rates increase, the actuarially calculated retirement benefit plan liability decreases. Past declines in interest rates and equity markets have had a negative impact on the retirement benefit plan liability and fair value of our plan assets. As a result, the accumulated benefit obligation exceeded the fair value of plan assets at December 31, 2008. Our liability at December 31, 2008 is more than the liability at December 31, 2007, which resulted in a $1.8 million, net of tax, decrease in shareholders’ equity.
     We maintain a post-retirement benefit plan at our Canadian operation near Montreal, which provides retiree life insurance, health care benefits and, for a closed group of employees, dental care. We account for this plan under SFAS No. 158 (FASB ASC 715-20-65). The liabilities and expenses for post-retirement benefit plans require significant judgments and estimates. These amounts are actuarially determined using the projected benefit method pro rated on service and significant management assumptions, including salary escalation, retirement ages of employees and expected health care costs. Retirement benefit plan adjustments and changes in assumptions are amortized to earnings over the estimated average remaining service life of the members and, therefore, generally affect recognized expense and the recorded obligations in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our obligations and future expense.
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
     As of January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48) (FASB ASC 740-10-55), which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of uncertain tax positions to be taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The determination of the amount of benefits to be recognized and the sustainability of our tax positions upon examination require us to make certain estimates and to use our best judgment based upon historical experience.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to interest rate risk on our long-term debt obligations and our working capital facilities are under floating interest rate arrangements. We have determined that these risks are not significant enough to warrant hedging programs. If interest rates increase we will be exposed to higher interest rates and we will be required to use more cash to settle our long-term debt obligations. As interest rates increase on our variable long-term debt, it will have a negative impact on future earnings because the higher interest rates will increase our interest expense. Conversely, if interest rates decrease on our variable long-term debt, it will have a positive impact on future earnings because lower interest rates will decrease our interest expense. Based upon our long-term debt amounts as of June 30, 2009, for every 100 basis points increase or decrease in the interest rate on our long-term debt, our annual interest expense will fluctuate by approximately $139,000.
     In addition, we are exposed to foreign currency translation fluctuations with our international operations. We do not have any foreign exchange derivative contracts to hedge against foreign currency exposures. Therefore, we are exposed to the related effects when foreign currency exchange rates fluctuate. If the U.S. dollar strengthens against the Canadian dollar and/or the British pound sterling, the translation rate for these foreign currencies will decrease, which will have a negative impact on our operating income. For example, for the three and six months ended June 30, 2009, for every 1/100 change in the exchange rate of the Canadian dollar to the U.S. dollar, our Canadian operation’s operating income would have changed by $19,000 and $29,000, respectively. Further, for every 1/100 change in the exchange rate of the British pound sterling to the U.S. dollar, the impact on operating income for our United Kingdom operation for the three and six months ended June 30, 2009 would have been $2,000 and $0, respectively. Foreign currency translation fluctuations have no impact on cash flows as long as we continue to reinvest any profits back into the respective foreign operations.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are involved from time to time in lawsuits that arise in the normal course of business. We actively and vigorously defend all lawsuits. We have been named with numerous other defendants in an environmental lawsuit. The plaintiff seeks to recover costs which it has incurred, and may continue to incur, to investigate and remediate its former property as required by the New York State Department of Environmental Conservation (NYSDEC). We have not been named as a liable party by the NYSDEC and we believe we have no liability to the plaintiff in the case. We filed a motion for summary judgment seeking a ruling to have us dismissed from the case. In November 2003, the motion for summary judgment was granted and we were dismissed from the case by the United States District Court for the Northern District of New York. In March 2004, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit, appealing, in part, the District Court’s decision to dismiss all claims against us. In April 2005, the plaintiff’s appeal was dismissed by the Second Circuit Court without prejudice, and the matter was remanded to the United States District Court for the Northern District of New York for consideration in light of a then-recent United States Supreme Court decision. As a result, in June 2006, the District Court dismissed all claims brought by the plaintiff pursuant to the

Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA or Superfund). In July 2006, the plaintiff filed a notice of appeal to the Second Circuit. However, in early 2008, the plaintiff’s appeal was dismissed again by the Second Circuit Court without prejudice, and the matter was remanded to the District Court for consideration in light of a recent United States Supreme Court decision. In July 2008, The District Court decided that the United States Supreme Court decision did not necessitate any changes in the District Court’s prior determinations in this case and held that all of its prior rulings stand. In August 2008, the plaintiff filed a third notice of appeal to the Second Circuit Court. The briefing process has been completed and the case has been argued. We are awaiting the Second Circuit’s decision. Ongoing litigation may be protracted, and we may incur additional ongoing legal expenses, which are not estimable at this time.
ITEM 1A. RISK FACTORS
     There are no changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Nothing to report under this item.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Nothing to report under this item.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our annual meeting of shareholders was held on June 11, 2009. At the annual meeting, shareholders considered the election of eleven (11) directors to the Board of Directors for a one year term. Of the 9,140,364 shares present by proxy, the following is the number of shares voted for, or withheld, as well as broker non-votes.
1.	With respect to the election of eleven (11) directors whose terms expire in 2009:

	For	Withheld	Broker Non-Vote
Marshall T. Reynolds	6,529,697	2,610,667	456,915
John S. Cooper	8,755,669	384,695	456,915
Louis J. Akers	9,041,018	99,346	456,915
Philip E. Cline	7,950,402	1,189,962	456,915
Daniel P. Harrington	7,771,687	1,368,677	456,915
A. Michael Perry	9,033,488	106,876	456,915
Douglas V. Reynolds	7,965,260	1,175,104	456,915
Neal W. Scaggs	7,812,809	1,327,555	456,915
Phillip Todd Shell	8,197,823	942,541	456,915
Kirby J. Taylor	8,780,797	359,567	456,915
Thomas W. Wright	9,045,418	94,946	456,915

2.	With respect to the ratification of the appointment of Arnett & Foster, PLLC as the Company’s independent auditors for the year ending December 31, 2009:

	For	Against	Abstained	Broker Non-Vote
Arnett & Foster, PLLC	9,108,227	19,999	12,138	456,915

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

PORTEC RAIL PRODUCTS, INC.
Date: August 5, 2009	By:	/s/ Richard J. Jarosinski
Richard J. Jarosinski, President and Chief
Executive Officer and Principal Executive Officer

Date: August 5, 2009	By:	/s/ John N. Pesarsick
John N. Pesarsick, Chief Financial Officer and
Principal Accounting Officer

EXHIBIT INDEX
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002