Form 10-Q
period 2009-09-30
PORTEC RAIL PRODUCTS INC
filed 2009-11-06
CIK 1263074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☑
     As of October 31, 2009, there were 9,602,029 shares issued and outstanding of the Registrant’s Common Stock.

PORTEC RAIL PRODUCTS, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Portec Rail Products, Inc.
Condensed Consolidated Balance Sheets

	September 30	December 31

	2009	2008

	(Unaudited)	(Audited)
	(In Thousands)
Assets
Current assets
Cash and cash equivalents	$10,786	$5,371
Accounts receivable, net	14,700	14,553
Inventories, net	21,430	23,856
Prepaid expenses and other current assets	1,055	489
Deferred income taxes	287	369

Total current assets	$48,258	$44,638

Property, plant and equipment, net of accumulated depreciation of $14,594 and $12,445 at September 30, 2009 and December 31, 2008, respectively.	10,370	10,203
Intangible assets, net of accumulated amortization of $4,805 and $3,557 at September 30, 2009 and December 31, 2008, respectively	28,499	27,732
Goodwill	14,312	13,413
Other assets	956	837

Total assets	$102,395	$96,823

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$7,266	$6,500
Accounts payable	6,319	7,155
Accrued income taxes	128	513
Customer deposits	839	1,935
Accrued compensation	2,012	2,641
Other accrued liabilities	2,785	2,088

Total current liabilities	19,349	20,832

Long-term debt, less current maturities	3,739	6,110
Deferred income taxes	9,929	7,224
Accrued pension costs	3,646	3,583
Other long-term liabilities	1,005	898

Total liabilities	37,668	38,647

Commitments and Contingencies	—	—

Shareholders’ equity:
Common stock, $1 par value, 50,000,000 shares authorized, 9,602,029 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	9,602	9,602
Additional paid-in capital	25,521	25,443
Retained earnings	32,269	28,635
Accumulated other comprehensive loss	(2,665)	(5,504)

Total shareholders’ equity	64,727	58,176

Total liabilities and shareholders’ equity	$102,395	$96,823

     See Notes to Condensed Consolidated Financial Statements

Portec Rail Products, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(Dollars in Thousands, Except Per Share Data)
Net sales	$24,285	$29,644	$72,979	$84,681
Cost of sales	15,849	19,731	48,674	57,140

Gross profit	8,436	9,913	24,305	27,541

Selling, general and administrative	5,411	5,872	16,271	17,267
Amortization expense	283	296	806	891

Operating income	2,742	3,745	7,228	9,383

Interest expense	64	205	217	640
Other expense (income), net	37	44	(83)	(77)

Income before income taxes	2,641	3,496	7,094	8,820
Provision for income taxes	618	980	1,732	2,556

Net income	$2,023	$2,516	$5,362	$6,264

Earnings per share
Basic and diluted	$0.21	$0.26	$0.56	$0.65

Weighted average shares outstanding
Basic and diluted	9,602,029	9,602,029	9,602,029	9,601,894

Dividends per share	$0.06	$0.06	$0.18	$0.18
See Notes to Condensed Consolidated Financial Statements

Portec Rail Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30
	2009	2008
	(In Thousands)
Operating Activities
Net income	$5,362	$6,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,309	1,367
Amortization expense	806	891
Provision for doubtful accounts	78	132
Deferred income taxes	597	291
Pension expense (income)	157	(30)
Defined benefit pension plan contributions	(176)	(814)
Loss on disposal of assets	2	48
Stock-based compensation expense	78	73
Changes in operating assets and liabilities:
Accounts receivable	672	(1,739)
Inventories	3,854	(3,923)
Prepaid expenses and other current assets	(685)	(851)
Accounts payable	(1,361)	2,286
Income taxes payable	(450)	324
Accrued expenses	(1,190)	406

Net cash provided by operating activities	9,053	4,725

Investing Activities
Purchases of property, plant and equipment	(718)	(2,304)
Proceeds from sale of assets	—	12
Contingent consideration — business acquisition	(96)	(148)

Net cash used in investing activities	(814)	(2,440)

Financing Activities
Net increase in working capital facilities	800	3,087
Book overdrafts	(261)	(245)
Principal payments on promissory notes	(280)	(280)
Proceeds from term loans	300	1,800
Principal payments on term loans	(2,522)	(2,731)
Fees paid to obtain new financing	(17)	(21)
Issuance of common stock	—	2
Cash dividends paid to shareholders	(1,728)	(1,728)

Net cash used in financing activities	(3,708)	(116)

Effect of exchange rate changes on cash and cash equivalents	884	(327)

Increase in cash and cash equivalents	5,415	1,842
Cash and cash equivalents at beginning of period	5,371	4,273

Cash and cash equivalents at end of period	$10,786	$6,115

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$297	$676

Income taxes	$1,666	$2,145

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
Note 2: Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Portec Rail Products, Inc.; Salient Systems, Inc. (Salient Systems), our wholly-owned United States subsidiary; Portec Rail Nova Scotia Company, our wholly-owned Canadian subsidiary; and Portec Rail Products (UK) Ltd., our wholly-owned United Kingdom subsidiary (United Kingdom). All significant intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, we believe that the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the 2008 Annual Report on Form 10-K. The balance sheet information as of December 31, 2008 was derived from our audited balance sheet included in our 2008 Annual Report on Form 10-K. Unless otherwise indicated, all dollar amounts are in United States dollars. Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on net earnings.
Note 3: Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for all inventories. Inventory costs include material, labor and manufacturing overhead.
The major components of inventories are as follows:

	September 30	December 31
	2009	2008
	(In Thousands)
Raw materials	$8,822	$10,617
Work in process	313	411
Finished goods	13,087	13,727

	22,222	24,755
Less reserve for slow-moving and obsolete inventory	792	899

Net inventory	$21,430	$23,856

Note 4: Long-Term Debt
Long-term debt consists of the following:

	September 30	December 31
	2009	2008
	(In Thousands)
National City Bank Credit Facility: (a)
Term loan — Kelsan acquisition	$3,489	$4,884
Term loan — Vulcan asset acquisition	1,250	1,700
Revolving credit facility — United States	3,600	2,800
Revolving credit facility — Canada	—	—

United Kingdom loans: (b)
Term loan — Coronet Rail acquisition	840	1,131
Working capital facility	—	—
Term loans — vehicles	6	15

Promissory notes — Salient Systems acquisition (c)	—	280
Credit facility — Boone County Bank, Inc. (d)	1,820	1,800

	11,005	12,610
Less current maturities	7,266	6,500

	$3,739	$6,110

(a)	National City Bank Credit Facility
In December 2008, PNC Financial Services Group, Inc. (PNC) of Pittsburgh, Pennsylvania completed its acquisition of National City Corp. of Cleveland, Ohio. We have several credit facilities with National City Bank. PNC is currently in the process of integrating National City Bank into its operations. We are unsure what impact, if any, that the acquisition of National City by PNC may have on our existing credit facilities.
Our credit facility with National City Bank is a term loan and revolving credit facility that provided the financing for the Kelsan acquisition in November 2004 and the Vulcan asset acquisition in October 2006, and also supports the working capital requirements of our United States and Canadian business units. The components of this facility are as follows: 1) a $7.0 million United States revolving credit facility; 2) a $4.1 million ($5.0 million CDN) revolving credit facility for our Canadian operations; 3) an outstanding term loan in the original amount of $4.9 million that replaced the term loan in the original amount of $14.9 million ($17.6 million CND) provided for the Kelsan acquisition in November 2004; and 4) an outstanding term loan in the original amount of $3.0 million provided in November 2006 for the Vulcan Chain product line acquisition. As of September 30, 2009, we had the ability to borrow an additional $7.1 million under the U.S. and Canadian revolving credit facilities.
This agreement contains certain financial covenants that require us to maintain a current ratio, cash flow coverage and leverage ratios, and to maintain minimum amounts of tangible net worth. This credit facility further limits capital expenditures, sales of assets, and additional indebtedness. At September 30, 2009, we were in compliance with all of these financial covenants.
Term Loan — Kelsan Acquisition:
In December 2008, we borrowed $4.9 million from National City Bank to refinance the Kelsan acquisition loan, which had an outstanding principal balance of $4.9 million ($5.9 million CDN). Portec Rail Products, Inc. is the borrower and sole guarantor of the term loan with substantially all of our United States assets pledged as collateral. The monthly principal payment on this loan is approximately $174,000. Interest on the outstanding balance accrues at a LIBOR-based rate plus 1.75% to 2.25% and is paid monthly. As of September 30, 2009, the principal balance outstanding was $3.5 million, and accrued interest at a rate of 2.00%. This term loan is scheduled to mature on May 1, 2011.
Term Loan — Vulcan Asset Acquisition:
In November 2006, we borrowed $3.0 million from National City Bank to finance the Vulcan product line acquisition. Portec Rail Products, Inc. is the sole guarantor of the term loan with substantially all of our United States assets pledged as collateral. Under this five-year term loan, our monthly principal payments are $50,000. The outstanding principal balance accrues interest based upon the 30-day LIBOR rate plus 1.5%. As of September 30, 2009, we had outstanding borrowings of $1.3 million, which accrued interest at 1.75%. This term loan is scheduled to mature on October 31, 2011.
Revolving Credit Facility — United States:
Our United States revolving credit facility permits borrowings up to $7.0 million to support the working capital requirements of our United States operations. Included in the $7.0 million is a sub-limit of $1.6 million for standby and commercial letters-of-credit. Outstanding borrowings under this facility can be priced at a prime-based rate or a LIBOR-based rate. As of September 30, 2009, outstanding borrowings under this facility were $3.6 million and accrued interest at 1.75%. As of September 30, 2009, two commercial letters-of-credit were outstanding in the amount of $372,000. This credit facility is scheduled to expire on September 30, 2011.
Revolving Credit Facility — Canada:
The working capital requirements for our Canadian operations are supported by a $4.1 million ($5.0 million CDN) revolving credit facility. Included within the $4.1 million is a sub-limit of $335,000 ($400,000 CDN) for standby and commercial letters of credit. The interest rate is the Canadian prime rate plus 1.0%. Borrowings on this facility accrued interest at 3.25% at September 30, 2009. As of September 30, 2009, there were no outstanding borrowings under this facility. This facility is scheduled to expire on December 31, 2011.
(b) United Kingdom Loans
Term Loan — Coronet Rail Acquisition:
In conjunction with the acquisition of Coronet Rail in April 2006, we borrowed $2.6 million (£1.5 million pounds sterling) and $1.6 million (£900,000 pounds sterling) in the form of two term loans provided by a United Kingdom financial institution. The $1.6 million (£900,000 pounds sterling) loan was repaid in full in March 2007. The $2.6 million (£1.5 million pounds sterling) loan has an outstanding balance of approximately $840,000 (£526,000 pounds sterling) as of September 30, 2009, and accrues interest at 2.25%. The monthly principal and interest payment is approximately $46,000 (£29,000 pounds sterling). This term loan is scheduled to mature on April 12, 2011.
Working Capital Facility:
The working capital facility for our United Kingdom operations includes an overdraft availability of $1.3 million (£900,000 pounds sterling), $255,000 (£175,000 pounds sterling) for the issuance of performance bonds, and $58,000 (£40,000 pounds sterling) for the negotiation of foreign checks. This credit facility supports the working capital requirements of Portec Rail Products (UK) Ltd. and its wholly-owned subsidiaries, including Coronet Rail, Ltd. Interest accrues on the outstanding borrowings at the United Kingdom base rate plus 1.5%. The interest rate on the overdraft facility as of September 30, 2009 is 1.5%. Our availability under this credit facility was reduced due to performance bonds outstanding in the amount of $227,000 (£156,000 pounds sterling) as of September 30, 2009. There are no outstanding borrowings on this facility as of September 30, 2009. This facility is scheduled to expire on August 31, 2010.
Our United Kingdom loan agreements contain certain financial covenants that require us to maintain senior interest and cash flow coverage ratios. We were in compliance with these financial covenants as of September 30, 2009.

(c) Salient Systems Promissory Notes
In connection with the acquisition of Salient Systems on September 30, 2004, we executed two promissory notes in the aggregate amount of $1.1 million. The original note holders were Harold Harrison, the founder and former President and Chief Executive Officer of Salient Systems, and Falls River Group, LLC, which acted as a financial advisor to Salient Systems. The final principal and interest payments on these notes were made in January 2009. As of September 30, 2009, there was no balance outstanding on these debt obligations.
(d) Credit Facility — Boone County Bank, Inc.
In July 2008, we entered into a loan agreement with Boone County Bank, Inc. for a credit facility in the maximum amount of $2.1 million to finance capital expenditures at our manufacturing facility in Huntington, West Virginia. In August 2008, we borrowed an initial $1.8 million from this facility. In February 2009, we borrowed another $300,000 from this facility, increasing the balance outstanding to $2.1 million, and converted it to a 60-month term loan with monthly principal payments of $35,000 beginning in February 2009. As of September 30, 2009, the outstanding balance on this facility was $1.8 million, and the interest rate was 3.0%. This facility has a maturity date of January 14, 2014.
Boone County Bank, Inc. is a wholly-owned subsidiary of Premier Financial Bancorp, Inc., located in Madison, West Virginia. Our Chairman of the Board is the Chairman of the Board and a shareholder of Premier Financial Bancorp, Inc. We believe that our credit facility with Boone County Bank, Inc. is on terms comparable to those obtained by a non-affiliated third party.
Note 5: Income Taxes
We evaluated uncertain tax provisions pursuant to the guidance found within Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) FASB ASC 740-10-55. A reconciliation of the beginning and ending amount of unrecognized tax positions is as follows:

	Nine Months Ended
	September 30
	2009	2008
	(In Thousands)
Balance at January 1	$313	$313
Additions based on tax positions related to the current year	44	76
Additions for tax positions of prior years	116	—
Reductions for tax positions of prior years	(65)	(50)
Settlements	31	—

Balance at September 30	$439	$339

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company or one of its subsidiaries files income tax returns in the United States federal jurisdiction, and various state and foreign jurisdictions. The Company believes that it is no longer subject to U.S. state and local, or non- U.S. income tax examinations by tax authorities for the years before 2003 and for years before 2007 for the United States federal jurisdiction. An examination began during the second quarter 2009 for the 2005 to 2007 provincial tax returns of our subsidiary in Quebec, Montreal. Our Kelsan Technologies business unit is currently being reviewed by Canadian Revenue Agency for the Scientific Research and Experimental Development tax credit for the tax year ended November 30, 2008. We are currently unable to assess whether any significant change in the unrecognized tax position will be necessary during the next twelve months.

Note 6: Retirement Plans
The components of net periodic pension (benefit) cost of our United States defined benefit pension plan are as follows for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
		(In Thousands)
Interest cost	$144	$138	$432	$414
Expected return on plan assets	(162)	(166)	(486)	(496)
Amortization of unrecognized loss	26	18	76	53

Pension (benefit) cost	$8	$(10)	$22	$(29)

We anticipate making total contributions of $202,000 to this pension plan during 2009, of which $102,000 was funded through September 30, 2009. For the nine months ended September 30, 2008, we made contributions to this pension plan totaling $615,000.
The components of net periodic pension cost (benefit) of our United Kingdom defined benefit pension plans (the Portec Rail Plan and Conveyors Plan) are as follows for the three and nine months ended September 30, 2009 and 2008:

	Portec Rail Plan
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
		(In Thousands)
Service cost	$—	$10	$—	$31
Interest cost	67	80	193	248
Expected return on plan assets	(49)	(94)	(143)	(290)
Amortization of transition amount	(12)	(14)	(35)	(44)
Amortization of unrecognized loss	31	20	91	63

Pension cost	$37	$2	$106	$8

	Conveyors Plan
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
		(In Thousands)
Service cost	$—	$1	$—	$3
Interest cost	13	18	39	56
Expected return on plan assets	(8)	(19)	(25)	(59)
Amortization of transition amount	(2)	(3)	(7)	(9)
Amortization of unrecognized loss	8	—	22	—

Pension (benefit)/cost	$11	$(3)	$29	$(9)

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. We anticipate making contributions of $110,000 (£77,000 pounds sterling) and $27,000 (£19,000 pounds sterling) to the Portec Rail and Conveyors pension plans, respectively, during 2009. For the nine months ended September 30, 2009, contributions in the amount of $62,000 (£40,000 pounds sterling) and $12,000 (£8,000 pounds sterling) have been made to the Portec Rail Plan and Conveyors Plan, respectively. For the nine months ended September

30, 2008, we contributed $161,000 (£83,000 pounds sterling) and $38,000 (£19,000 pounds sterling) to the Portec Rail Plan and the Conveyors Plan, respectively.
Note 7: Comprehensive Income
Comprehensive income for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
		(In Thousands)
Net income	$2,023	$2,516	$5,362	$6,264
Minimum pension liability adjustment, net of tax	36	94	(67)	94
Foreign currency translation adjustments, net of tax	1,399	(1,584)	2,906	(1,974)

Comprehensive income	$3,458	$1,026	$8,201	$4,384

Note 8: Earnings Per Share
Basic earnings per share (EPS) are computed as net income available to common shareholders divided by the weighted average common shares outstanding. Diluted earnings per share considers the potential dilution that occurs related to issuance of common stock under stock option plans. We calculated the dilutive effect of our stock options in accordance with FASB ASC Topic 260, Earnings per Share.
For the third quarter of 2009, we determined that our stock options have an anti-dilutive effect on earnings per share, as the incremental shares related to the 2008 and 2007 stock option grants would reduce our average shares outstanding by 8,450 shares and 2,120 shares, respectively. For the nine months ended September 30, 2009, we determined that our stock options have an anti-dilutive effect on earnings per share, as the incremental shares related to the 2008 and 2007 stock option grants would reduce our average shares outstanding by 19,417 shares and 12,436 shares, respectively. The anti-dilutive shares are not included in the calculation of diluted earnings per share.
For the third quarter of 2008, we determined that our stock options have an anti-dilutive effect on earnings per share, as the incremental shares related to the 2008 and 2007 stock option grants would reduce our average shares outstanding by 7,600 shares and 2,072 shares, respectively. For the nine months ended September 30, 2008, we determined that our stock options have an anti-dilutive effect on earnings per share, as the incremental shares related to the 2008 and 2007 stock option grants would reduce our average shares outstanding by 8,319 shares and 3,014 shares, respectively. The anti-dilutive shares are not included in the calculation of diluted earnings per share.

Note 9: Commitments and Contingencies
Contractual Obligations
The following is a summary of our contractual obligations as of September 30, 2009, due on a calendar year basis:

					More
		Less	1 – 3	3 – 5	than 5
Contractual Obligations	Total	than 1 year	years	years	years
		(In Thousands)
Term loans	$7,405	$3,666	$2,864	$840	$35
Purchase obligations	3,497	2,253	1,244	—	—
Operating leases	4,420	664	1,981	853	922
Working capital facilities	3,600	3,600	—	—	—
Future interest payments (1)	217	39	149	29	—
Pension plan contributions (2)	3,697	176	1,709	1,381	431

Total contractual obligations (3)	$22,836	$10,398	$7,947	$3,103	$1,388

(1)	Represents future interest payments on long-term debt obligations as of September 30, 2009. Assumes that the interest rates on our debt obligations at September 30, 2009 (See Note 4, Long-Term Debt, Page 7) will continue for the life of the agreements.

(2)	Pension plan contributions that may be required more than one year from September 30, 2009 will be dependent upon the performance of plan assets.

(3)	As a result of adopting FASB ASC Topic 740, Income Taxes, we recorded an initial liability of $313,000 related to uncertain tax positions for 2007. During the nine months ended September 30, 2009 and 2008, we recognized $126,000 and $26,000 of additional liability, respectively. See Note 5, Income Taxes, Page 9. A total of $439,000 and $313,000 are included within other long-term liabilities on the September 30, 2009 and the December 31, 2008 consolidated balance sheets, respectively. However, because of the high degree of uncertainty regarding the timing of future cash outflows associated with this FASB ASC 740 liability, we cannot reasonably estimate the periods of related future payments, and as such, we have excluded the uncertain tax positions liability from the contractual obligations table.
Litigation
We are involved from time to time in lawsuits that arise in the normal course of business. We actively and vigorously defend all lawsuits. We have been named with numerous other defendants in an environmental lawsuit. The plaintiff seeks to recover costs which it has incurred, and may continue to incur, to investigate and remediate its former property as required by the New York State Department of Environmental Conservation (NYSDEC). We have not been named as a liable party by the NYSDEC and we believe we have no liability to the plaintiff in the case. We filed a motion for summary judgment seeking a ruling to have us dismissed from the case. In November 2003, the motion for summary judgment was granted and we were dismissed from the case by the United States District Court for the Northern District of New York. In March 2004, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit, appealing, in part, the District Court’s decision to dismiss all claims against us. In April 2005, the plaintiff’s appeal was dismissed by the Second Circuit Court without prejudice, and the matter was remanded to the United States District Court for the Northern District of New York for consideration in light of a then-recent United States Supreme Court decision. As a result, in June 2006, the District Court dismissed all claims brought by the plaintiff pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA or Superfund). In July 2006, the plaintiff filed a notice of appeal to the Second Circuit. However, in early 2008, the plaintiff’s appeal was dismissed again by the Second Circuit Court without prejudice, and the matter was remanded to the District Court for consideration in light of a recent United States Supreme Court decision. In July 2008, The District Court decided that the United States Supreme Court decision did not necessitate any changes in the District Court’s prior determinations in this case and held that all of its prior rulings stand. In August 2008, the plaintiff filed a third notice of appeal to the Second Circuit Court. The briefing process has been completed and the case has been argued. We are awaiting the Second Circuit’s decision. Ongoing litigation may be protracted, and we may incur additional ongoing legal expenses, which are not able to be estimated at this time.

In August 2009, Portec Rail Products, Inc. and Kelsan Technologies Corp. were named as defendants in a civil lawsuit by Snyder Equipment Co. Inc. alleging breach of contract and other claims related to a non-disclosure agreement. The plaintiff filed the complaint with the United States District Court for the Western District of Missouri Southern Division and seeks to recover compensatory and punitive damages on four counts. Management believes the claims in the lawsuit are without merit and intends to vigorously defend against the claims. Ongoing litigation may be protracted, and we may incur additional ongoing legal expenses, which are not able to be estimated at this time.
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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
		(In Thousands)
External Sales
RMP	$11,556	$12,352	$35,394	$34,929
SSD	1,293	2,345	4,054	8,287
Canada	6,511	7,502	20,824	21,457
United Kingdom	4,925	7,445	12,707	20,008

Total	$24,285	$29,644	$72,979	$84,681

Intersegment Sales
RMP	$377	$1,092	$1,218	$2,489
SSD	—	—	—	—
Canada	2,252	1,875	6,107	5,358
United Kingdom	1	—	1	—

Total	$2,630	$2,967	$7,326	$7,847

Total Sales
RMP	$11,933	$13,444	$36,612	$37,418
SSD	1,293	2,345	4,054	8,287
Canada	8,763	9,377	26,931	26,815
United Kingdom	4,926	7,445	12,708	20,008

Total	$26,915	$32,611	$80,305	$92,528

Operating Income (Loss)
RMP	$1,571	$1,960	$4,884	$5,066
SSD	(6)	238	(24)	1,609
Canada	1,522	1,486	4,510	3,165
United Kingdom	517	872	508	2,059
Corporate Shared Services	(862)	(811)	(2,650)	(2,516)

Total	2,742	3,745	7,228	9,383

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
		(In Thousands)
Interest Expense	64	205	217	640

Other Expense (Income), net	37	44	(83)	(77)

Income Before Income Taxes	$2,641	$3,496	$7,094	$8,820

Depreciation
RMP	$157	$154	$498	$408
SSD	49	54	147	153
Canada	170	199	469	597
United Kingdom	53	70	148	160
Corporate Shared Services	20	15	47	49

Total	$449	$492	$1,309	$1,367

Amortization
RMP	$8	$6	$26	$12
SSD	53	55	160	163
Canada	170	176	475	533
United Kingdom	52	59	145	183
Corporate Shared Services	—	—	—	—

Total	$283	$296	$806	$891

Capital Expenditures
RMP	$—	$157	$180	$1,891
SSD	9	26	33	72
Canada	136	24	371	117
United Kingdom	5	34	26	187
Corporate Shared Services	66	17	108	37

Total	$216	$258	$718	$2,304

	September 30	December 31
	2009	2008
	(In Thousands)
Total Assets
RMP	$37,900	$40,870
SSD	7,037	7,882
Canada	42,544	32,990
United Kingdom	14,709	14,938
Corporate Shared Services	205	143

Total	$102,395	$96,823

Note 11: Fair Value of Financial Instruments
Effective January 1, 2008, we adopted FASB ASC Topic 820, Fair Value Measurements and Disclosure. FASB ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
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
The FASB issued two FASB Staff Positions (FSP) addressing concerns and giving guidance about the measuring of fair values when the volume and level of the market activity has significantly decreased and there is a need for more timely fair value information of certain financial instruments. The FSP’s increase the frequency of fair value disclosure requirements from annual to quarterly and requires disclosure of any changes to inputs and valuation techniques used to measure fair value. The FSP’s also require reporting entities to define the major categories of financial instruments.
Although the Company has adopted FASB ASC 820, the recently-issued guidance on fair value measurement will have no material effect on financial results. All of the Company’s financial instruments are Level 1 and are traded openly in an active market.
Note 12: Recent Accounting Pronouncements
In June 2009, the FASB approved Topic 105, The FASB Accounting Standards Codification, or the Codification, as the single source of authoritative nongovernmental Generally Accepted Accounting Principles, or GAAP, in the United States. The Codification is effective for interim and annual periods ending after September 15, 2009. Upon the effective date, the Codification will be the single source of authoritative accounting principles to be applied by all nongovernmental U.S. entities. All other accounting literature not included in the Codification will be non-authoritative. We currently have adopted this standard and do not expect the adoption of the Codification to have an impact on our financial position or results of operations.
In May 2009, FASB issued FASB ASC Topic 855, Subsequent Events, which is effective for annual and interim financial periods ending after June 15, 2009. FASB ASC 855 establishes the accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The adoption of the standard does not have a significant impact on the Company’s results of operations, financial condition or liquidity.
In March 2008, the FASB issued Statement of Financial Accounting Standards Topic 815, Derivative and Hedging. Topic 815 requires enhanced disclosures about the Company’s derivative and hedging activities. The Company is required to provide enhanced disclosures about (a) how and why it uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Topic 815 and its related interpretations, and (c) how derivative instruments and related hedged items affect the Company’s financial position, results of operations, and cash flows. FASB ASC 815 is effective prospectively, with comparative disclosures of earlier periods encouraged upon initial adoption. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statement footnote disclosures.
In December 2007, FASB issued Topic 805, Business Combinations, which will significantly alter the way that companies account for business combinations under the acquisition method. Under FASB ASC 805, an acquiring entity will be required to recognize the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. In addition, the following specific changes will be made: (1) all acquisition costs will be expensed as incurred; (2) any restructuring charges related to the business combination will generally be expensed subsequent to the acquisition date; (3) non-controlling interests will be recorded at fair value at the acquisition date; (4) acquired contingent liabilities will be recorded at fair value at acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; (5) in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; and (6) changes in the deferred tax asset valuation allowances and income tax uncertainties after the acquisition date will generally affect income tax expense. For calendar year companies, FASB ASC 805 prospectively applies to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of FASB ASC 805 will have an impact on future business combinations which we may engage in; however, at this time, we cannot determine the impact to the Company.
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
For the three and nine months ended September 30, 2009, we recognized compensation expense of $26,000 and $78,000, respectively, related to stock option grants. For the three and nine months ended September 30, 2008, we recognized compensation expense of $26,000 and $73,000, respectively, related to stock option grants. These amounts are included in selling, general and administrative expense on the consolidated income statement. We expect to recognize additional compensation expense of approximately $167,000 and $123,000 over the remaining vesting periods of the 2008 and 2007 stock option grants, respectively.
During the three months ended September 30, 2009 no options were forfeited. For the three months ended September 30, 2008, 1,750 and 2,200 stock options were forfeited from the 2008 and 2007 grants. For the nine months ended September 30, 2009, 1,000 and 2,800 stock options were forfeited from the 2008 and 2007 grants. For the nine months ended September 30, 2008, 2,500 and 3,200 stock options were forfeited from the 2008 and 2007 grants. During the second quarter 2008, 250 stock options were exercised.
To calculate our fair value price per stock option, we utilized a Black-Scholes Model. The following inputs were used in our Black-Scholes Model calculation:

			Stock	Exercise
	# of	Fair	Price on	Price per	Annual
Grant	Shares	Value	Grant	Stock	Dividend	Risk-free	Expected	Expected Term
Date	Granted	Price	Date	Option	Yield	Rate	Volatility	(in years)

7/02/08	1,750	$4.56	$12.01	$12.01	2.00%	4.25%	36.36%	7.5
1/30/08	72,750	$3.67	$ 9.68	$ 9.68	2.48%	4.00%	38.87%	7.5
1/16/07	79,250	$3.61	$ 9.65	$ 9.65	2.50%	4.73%	39.40%	6.5
Note 14: Subsequent Events
The Company has evaluated, accounted for and disclosed, as necessary, all subsequent events from the balance sheet date through November 6, 2009 at the date of issuance of the financial statements.

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
          During the fourth quarter of 2008, the exchange rate of the Canadian dollar and British pound sterling compared to the United States dollar began to weaken considerably. During 2009, the exchange rate of the British pound sterling to the U.S. dollar has remained considerably lower from a recent historical comparison, but the Canadian dollar has been somewhat inconsistent. Lower exchange rates compared to the U.S. dollar could have a negative impact on our results of operations, as the net sales and net income, if they are profitable, of our Canadian and United Kingdom operating locations would be lower in U.S. dollars. We have no control over exchange rates, as these are largely driven by worldwide economic factors.
Results of Operations
Three Months Ended September 30, 2009 compared to Three Months Ended September 30, 2008
          Net Sales. Net sales decreased to $24.3 million for the three months ended September 30, 2009, a decrease of $5.4 million or 18.1%, from $29.6 million during the comparable period in 2008. Net sales decreased $2.5 million, $1.1 million, $991,000 and $796,000 at our United Kingdom operations, SSD, Canada and RMP, respectively. The decrease in net sales of $2.5 million at our United Kingdom operations reflects a sales volume decline of $1.7 million, comprised mostly of our material handling products. Our United Kingdom net sales also reflect foreign currency translation in the amount of $777,000 that negatively impacted net sales. SSD’s decline in net sales of $1.1 million is a result of lower sales across all major product lines as a result of the economic recession, which has negatively impacted the demand for these products. The decrease in net sales of $991,000 at our Canadian operations is primarily due to a volume decline of $499,000, primarily track component products, in addition to a foreign currency translation of $492,000 that negatively impacted net sales. The $796,000 decrease in net sales at RMP is primarily due to lower sales of track component products, partially offset by higher sales of friction management and wayside detection products.
          Cost of Goods Sold. Cost of goods sold (COGS) decreased to $15.8 million for the three months ended September 30, 2009, a decrease of $3.9 million or 19.7%, from $19.7 million during the comparable period in 2008, primarily due to lower sales volume. Our COGS as a percentage of net sales for the three months ended September 30, 2009 was 65.3%, a decrease of 1.3%, from 66.6% for the prior period in 2008. The components of COGS, including direct material, direct labor and overhead, remained consistent as a percentage of net sales during the current period compared to the prior period. On a period to period basis, our COGS is primarily driven by product mix, as our diverse product groups have different cost components.

          Gross Profit. Gross profit decreased to $8.4 million for the three months ended September 30, 2009, a decrease of $1.5 million or 14.9%, from $9.9 million for the comparable period in 2008. The decrease in gross profit is attributable to lower gross profit of $711,000 at our United Kingdom operations, $520,000 at RMP and $295,000 at SSD. Lower gross profit at our United Kingdom operations is primarily a result of lower sales volume of our material handling products, along with $254,000 of negative impact from foreign currency translation. Gross profit at RMP decreased $520,000 in the current period, primarily due to lower sales volume of track component products. Gross profit at SSD declined $295,000 in the current period, primarily due to lower sales volume across all major product lines.
          Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses decreased to $5.4 million for the three months ended September 30, 2009, a decrease of $461,000 or 7.9%, from $5.9 million for the comparable period in 2008. The decrease is primarily due to lower expenses of $349,000 at our United Kingdom operations and $132,000 at RMP. The $349,000 decrease in SG&A expenses at our United Kingdom operations is a combination of a foreign currency translation of $169,000 that positively impacted SG&A expenses and thus lowered expenses, and lower overall SG&A spending of $180,000 due primarily to lower employee salaries resulting from a lower overall headcount, lower business travel expenses and lower professional fees in the current period. The decrease in SG&A expenses of $132,000 at RMP is primarily due to lower business travel expenses, reduced incentive plan expense due to lower profitability, lower trade show expense and lower depreciation expense, partially offset by an increase in consulting fees.
          Interest Expense. Interest expense decreased to $64,000 for the three months ended September 30, 2009, a decrease of $141,000 or 68.8%, from $205,000 for the comparable period in 2008. This lower interest expense reflects lower overall interest rates along with lower debt balances. Total debt obligations decreased to $11.0 million at September 30, 2009, from $17.5 million at September 30, 2008.
          Provision for Income Taxes. Provision for income taxes decreased to $618,000 for the three months ended September 30, 2009, from $980,000 for the comparable period in 2008, reflecting the decrease in income before taxes from $3.5 million for the three months ended September 30, 2008 to $2.6 million for the three months ended September 30, 2009. The effective tax rates on taxable income were 23.4% and 28.0% for the three months ended September 30, 2009 and 2008, respectively. Our consolidated effective tax rate is impacted by our divisions’ pro-rata share of consolidated income before taxes and related tax expense or benefit. Additionally, our consolidated effective tax rate reflects the benefit of Canadian research and development tax credits, which reduced income tax expense by $51,000 and $169,000, or 1.9% and 4.8% for the three months ended September 30, 2009 and 2008, respectively.
          Net Income. Net income decreased to $2.0 million for the three months ended September 30, 2009, a decrease of $493,000 or 19.6%, from $2.5 million for the comparable period in 2008. Our basic and diluted net income decreased to $0.21 per share for the three months ended September 30, 2009, from $0.26 per share for the comparable period in 2008, on average basic and diluted shares outstanding of 9.6 million for each of the three months ended September 30, 2009 and 2008.
Nine Months Ended September 30, 2009 compared to Nine Months Ended September 30, 2008
          Net Sales. Net sales decreased to $73.0 million for the nine months ended September 30, 2009, a decrease of $11.7 million or 13.8%, from $84.7 million for the comparable period in 2008. Lower sales of $7.3 million, $4.2 million and $633,000 at our United Kingdom operations, SSD and our Canadian operations, respectively, were partially offset by a net sales increase of $465,000 at RMP. The decrease in net sales of $7.3 million at our United Kingdom operations is a combination of $4.1 million in lower sales volume, primarily material handling products, and foreign currency translation of $3.2 million that negatively impacted net sales. Net sales declined $4.2 million at SSD, primarily due to lower sales across all major product lines as a result of the economic recession, which has negatively impacted the demand for these products. Net sales at our Canadian operations declined $633,000 in the current period, primarily due to the negative impact of foreign currency translation in the amount of $3.6 million, partially offset by $3.0 million in higher sales of friction management and track component products. The increase in net sales of $465,000 at RMP is a combination of an increase in sales volume of $3.4 million on friction management products and $189,000 of higher wayside detection systems, partially offset by $3.2 million in lower sales of track component and other products and services.
          Cost of Goods Sold. Cost of goods sold (COGS) decreased to $48.7 million for the nine months ended September 30, 2009, a decrease of $8.5 million or 14.8%, from $57.1 million for the comparable period in 2008. Our COGS as a percentage of net sales for the nine months ended September 30, 2009 was 66.7%, a decrease of 0.8%, compared to 67.5% for the prior period in 2008. The components of COGS, including direct material, direct labor and overhead, remained consistent as a percentage of net sales during the current period compared to the prior period. On a period to period basis, our COGS is primarily driven by product mix, as our diverse product groups have different cost components.

          Gross Profit. Gross profit decreased to $24.3 million for the nine months ended September 30, 2009, a decrease of $3.2 million or 11.7%, from $27.5 million for the comparable period in 2008. The decrease in gross profit is attributable to lower gross profit of $2.6 million and $1.8 million at our United Kingdom operations and SSD, respectively, partially offset by higher gross profit of $1.2 million at our Canadian operations. Lower gross profit of $2.6 million at our United Kingdom operations is primarily due to lower sales of material handling products, along with a foreign currency translation of $971,000 that negatively impacted gross profit during the current period. Gross profit at SSD decreased $1.8 million primarily on lower sales volume across all major product lines as a result of the economic recession. The increase in gross profit of $1.2 million at our Canadian operations is a combination of higher gross profit of $2.4 million on higher sales of track components and friction management products, partially offset by a foreign currency translation of $1.2 million that negatively impacted gross profit.
          Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses decreased to $16.3 million for the nine months ended September 30, 2009, a decrease of $996,000 or 5.8%, from $17.3 million for the comparable period in 2008. This decrease is primarily due to lower SG&A expenses of $992,000 at our United Kingdom operations and $211,000 at SSD, partially offset by slightly higher expenses within our corporate shared services and our RMP segment. The decrease in SG&A expenses of $992,000 at our United Kingdom operations is primarily due to foreign currency translation, which reduced SG&A expenses by $825,000, along with lower SG&A spending of $167,000, primarily due to lower employee salaries due to a lower overall employee headcount, and lower incentive expense in the current period. SG&A expenses at SSD decreased $211,000, primarily due to lower incentive plan expense due to lower profitability and lower business travel expenses in the current period.
          Interest Expense. Interest expense decreased to $217,000 for the nine months ended September 30, 2009, a decrease of $423,000 or 66.1%, from $640,000 for the comparable period in 2008. The lower interest expense reflects lower overall interest rates along with lower debt balances. Total debt obligations decreased to $11.0 million at September 30, 2009, from $17.5 million at September 30, 2008.
          Provision for Income Taxes. Provision for income taxes decreased to $1.7 million for the nine months ended September 30, 2009 from $2.6 million for the comparable period in 2008, reflecting a decrease in income before taxes from $8.8 million for the nine months ended September 30, 2008 to $7.1 million for the nine months ended September 30, 2009. The effective tax rates on reported taxable income were 24.4% and 29.0% for the nine months ended September 30, 2009 and 2008, respectively. Our consolidated effective tax rate is impacted by our divisions’ pro-rata share of consolidated income before taxes and related tax expense or benefit. Additionally, our consolidated effective tax rate reflects the benefit of Canadian research and development tax credits, which reduced income tax expense by $219,000 and $402,000, or 3.1% and 4.6% for the nine months ended September 30, 2009 and 2008, respectively.
          Net Income. Net income decreased to $5.4 million for the nine months ended September 30, 2009, a decrease of $902,000 or 14.4%, from $6.3 million for the comparable period in 2008. Our basic and diluted net income per share decreased to $0.56 for the nine months ended September 30, 2009, from $0.65 per share for the comparable period in 2008, on average basic and diluted shares outstanding of 9.6 million for both periods.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
		(In Thousands)
External sales	$11,556	$12,352	$35,394	$34,929
Intersegment sales	377	1,092	1,218	2,489
Operating income	1,571	1,960	4,884	5,066

Sales by product line(1)
Track component products	$4,650	$6,791	$16,355	$19,469
Friction management products and services	5,343	4,668	14,091	11,659
Wayside data collection and data management systems	1,367	1,039	3,933	3,764
Other products and services	573	946	2,233	2,526

Total product and service sales	$11,933	$13,444	$36,612	$37,418

(1)	Includes intersegment sales.
          For the three months ended September 30, 2009, external sales for RMP decreased by $796,000 or 6.4%, to $11.6 million from $12.4 million during the comparable period in 2008. The $796,000 decrease in net sales at RMP is primarily due to lower sales of track components and other products and services, primarily car repair products, partially offset by higher sales of friction management products and wayside data collection and data management systems. Cost of goods sold, including direct material, direct labor and overhead, as a percentage of net external sales for RMP in the current period was unfavorably impacted by higher overhead costs in the current period, primarily related to the track component product group. Operating income for the three months ended September 30, 2009 decreased to $1.6 million from $2.0 million for the comparable period in 2008, a decrease of $389,000 or 19.8%. This decrease is primarily due to lower gross profit from lower sales of track components and other products and services, partially offset by lower SG&A expenses of $132,000, primarily related to lower business travel expenses, reduced incentive plan expense due to lower profitability, lower trade show expense and lower depreciation expense, offset by an increase in consulting fees.
          For the nine months ended September 30, 2009, external sales for RMP increased by $465,000 or 1.3%, to $35.4 million from $34.9 million during the comparable period in 2008. The increase in external sales is primarily due to higher sales of friction management products and wayside data collection and data management systems, partially offset by lower sales of track component products and other products and services. Cost of goods sold, including direct material, direct labor and overhead, as a percentage of net sales for RMP in the current period was consistent with the prior period. Operating income for the nine months ended September 30, 2009 decreased to $4.9 million from $5.1 million for the comparable period in 2008, a decrease of $182,000 or 3.6%, due primarily to higher SG&A expenses of $122,000, along with lower gross profit of $47,000 in the current period. SG&A expenses that increased in the current period include sales commission expenses related to product mix, and higher consulting fees, partially offset by lower business travel expenses and lower incentive plan expenses due to lower profitability.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
		(In Thousands)
External sales	$1,293	$2,345	$4,054	$8,287
Intersegment sales	—	—	—	—
Operating (loss)/income	(6)	238	(24)	1,609

Sales by product line
Automotive products	$703	$1,326	$1,928	$5,125
Chain securement systems	469	730	1,669	2,285
Strap securement systems	22	113	142	260
Other load securement systems	99	176	315	617

Total product and service sales	$1,293	$2,345	$4,054	$8,287

          For the three months ended September 30, 2009, external sales for SSD decreased by $1.1 million or 44.9%, to $1.3 million from $2.3 million during the comparable period in 2008. The decrease in external sales reflects lower sales across all major product lines due to the economic recession, which has weakened demand for the products supplied by SSD. Cost of goods sold, including direct material, direct labor and overhead, as a percentage of net sales for the current period was consistent with the prior period for SSD. Operating loss for the three months ended September 30, 2009 was $6,000 compared to operating income of $238,000 during the comparable period in 2008, primarily due to lower gross profit on lower overall sales volume.
          For the nine months ended September 30, 2009, external sales for SSD decreased by $4.2 million or 51.1%, to $4.1 million from $8.3 million during the comparable period in 2008. The decrease in external sales is primarily due to lower sales across all major product lines due to the economic recession, which has weakened demand for the products supplied by SSD. Cost of goods sold, including direct material, direct labor and overhead, as a percentage of net sales was unfavorably impacted by a lower absorption rate of overhead costs in the current period, primarily due to lower sales volume in the current period. SSD incurred an operating loss of $24,000 for the nine months ended September 30, 2009, compared with operating income of $1.6 million during the comparable period in 2008. The operating loss primarily reflects lower gross profit due to lower overall sales volume, partially offset by lower selling, general and administrative expenses of $211,000, primarily due to lower incentive plan expense due to lower profitability and lower business travel expenses in the current period.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(In Thousands, Except Translation Rate )
External sales	$6,511	$7,502	$20,824	$21,457
Intersegment sales	2,252	1,875	6,107	5,358
Operating income	1,522	1,486	4,510	3,165
Average translation rate of Canadian dollar to United States dollar	0.9088	0.9598	0.8649	0.9814

Sales by product line(1)
Track component products (2)	$3,352	$3,461	$12,478	$12,820
Friction management products and services	5,152	5,426	13,366	12,745
Other products and services	259	490	1,087	1,250

Total product and service sales	$8,763	$9,377	$26,931	$26,815

(1)	Includes intersegment sales.

(2)	Formerly referred to as “Rail anchors and spikes”
          For the three months ended September 30, 2009, external sales for Canada decreased by $991,000 or 13.2%, to $6.5 million from $7.5 million during the comparable period in 2008. This decrease in sales is primarily due to lower sales of track component products, primarily rail spikes, along with a foreign currency translation of $492,000 that negatively impacted net sales. Cost of goods sold, including direct material, direct labor and overhead, as a percentage of net sales declined slightly in the current period, due primarily to lower direct material costs on track component products. Operating income for the three months ended September 30, 2009 of $1.5 million is consistent with the prior period. Operating income in the current period was negatively impacted by foreign currency translation of $78,000.
          For the nine months ended September 30, 2009, external sales for Canada decreased by $633,000 or 3.0%, to $20.8 million from $21.5 million during the comparable period in 2008. The decrease in net sales of $633,000 is primarily due to the negative impact of foreign currency translation in the amount of $3.6 million, partially offset by $3.0 million in higher sales of friction management and track component products. Cost of goods sold, including direct material, direct labor and overhead, as a percentage of net sales declined in the current period, due primarily to lower direct material costs on track component products. Operating income for the nine months ended September 30, 2009 increased to $4.5 million from $3.2 million during the comparable period in 2008, an increase of $1.3 million or 42.5%. This increase is due to higher gross profit of $1.2 million due primarily to lower raw material costs on track component products at our Montreal location and higher gross profit on higher sales volume of friction management products at our Vancouver location. Partially offsetting this increase in operating income are a foreign currency translation of $569,000 that negatively impacted operating income, and higher SG&A expenses of $477,000, due primarily to higher employee salaries and benefit costs, along with higher incentive expense due to higher profitability in the current period.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(In Thousands, Except Translation Rate)
External sales	$4,925	$7,445	$12,707	$20,008
Intersegment sales	1	—	1	—
Operating income	517	872	508	2,059
Average translation rate of British pound sterling to United States dollar	1.6355	1.8937	1.5504	1.9454

Sales by product line (1)
Friction management products and services	$2,728	$3,448	$6,852	$8,709
Material handling products	1,001	2,715	3,132	7,060
Track component products	1,197	1,282	2,724	4,239

Total product and service sales	$4,926	$7,445	$12,708	$20,008

(1)	Includes intersegment sales.
          For the three months ended September 30, 2009, external sales at our United Kingdom operations decreased by $2.5 million or 33.8%, to $4.9 million from $7.4 million during the comparable period in 2008. The decrease in net sales of $2.5 million at our United Kingdom operations reflects a sales volume decline of $1.7 million, comprised mostly of our material handling products. Our United Kingdom net sales also reflect foreign currency translation in the amount of $777,000 that negatively impacted net sales. Cost of goods sold, including direct material, direct labor and overhead, as a percentage of net sales in the current period was consistent with the prior period. Operating income for the three months ended September 30, 2009 decreased to $517,000 from $872,000 during the comparable period in 2008, a decrease of $355,000. This decrease is largely due to lower gross profit on lower sales volume, primarily material handling products, partially offset by lower SG&A expenses of $180,000 due primarily to lower professional fees, business travel expenses, and lower employee salaries, mostly due to a lower overall employee headcount. Operating income in the current period also reflects a foreign currency translation of $77,000 that negatively impacted operating income.
          For the nine months ended September 30, 2009, external sales at our United Kingdom operations decreased $7.3 million or 36.5%, to $12.7 million from $20.0 million during the comparable period in 2008. The decrease in net sales of $7.3 million is a combination of $4.1 million in lower sales volume, primarily material handling products, and foreign currency translation in the amount of $3.2 million that negatively impacted net sales. Cost of goods sold, including direct material, direct labor and overhead, as a percentage of net sales in the current period was consistent with the prior period. Operating income for the nine months ended September 30, 2009 decreased to $508,000 from $2.1 million during the comparable period in 2008, a decrease of $1.6 million or 75.3%. This decrease is primarily due to lower gross profit on lower sales volume, primarily material handling products, partially offset by a decrease of $167,000 in SG&A expenses, primarily related to lower employee salaries, due to a lower overall employee headcount, and lower incentive plan expense due to lower profitability. Operating income in the current period also reflects a foreign currency translation of $109,000 that negatively impacted operating income.

Liquidity and Capital Resources
          Our cash flow from operations is the primary source of financing for internal growth, capital expenditures, repayment of long-term obligations, dividends to our shareholders, and other commercial commitments. The most significant risk associated with our ability to generate sufficient cash flow from operations is the overall level of demand for our products. Our total cash balance was $10.8 million at September 30, 2009. In addition to cash generated from operations, we have revolving and overdraft credit facilities in place to support the working capital needs of each of our business segments. We believe that our cash flow from operations and the ability to borrow additional cash under our working capital facilities along with our existing cash balances will be sufficient to meet our cash flow requirements and growth objectives over the next twelve months.
          Cash Flow Analysis. During the nine months ended September 30, 2009, we generated $9.1 million in cash from operating activities compared to generating $4.7 million in cash from operating activities during the same period in 2008. Cash generated from operations is due to net income of $5.4 million in the current period, compared to $6.3 million during the same period of 2008, a decrease of $902,000. Cash provided by operations during the nine months ended September 30, 2009 includes $3.8 million from lower inventory balances, primarily due to efforts to reduce inventory levels and $672,000 resulting from lower accounts receivable balances due primarily to lower sales volume. Cash used by operations during the nine months ended September 30, 2009 includes $1.4 million in lower accounts payable balances, primarily due to lower overall purchasing activity and the timing of payments to vendors. Cash used by operations during the nine months ended September 30, 2009 includes $1.2 million from lower accrued expenses, primarily due to lower company-wide incentive plan accruals, lower customer deposits at Salient Systems and our United Kingdom operations, primarily related to material handling. Cash used by operations for the nine months ended September 30, 2009 also reflects defined benefit pension plan contributions of $176,000 and an increase in prepaid expenses and other current assets of $685,000, due primarily to the timing of prepaid insurance premiums at RMP and our United Kingdom operations and refundable goods and services taxes paid at our Montreal location.
          Net cash used in investing activities was $814,000 for the nine months ended September 30, 2009, compared to cash used in investing activities of $2.4 million during the same period in 2008. Cash used in investing activities in the current period is primarily due to capital expenditures of $718,000. We believe that the overall level of capital spending for our business segments is sufficient to remain competitive.
          Net cash used in financing activities was $3.7 million for the nine months ended September 30, 2009, compared to $116,000 of cash used in financing activities during the comparable period in 2008. Cash used for financing activities in 2009 includes repayments of long-term debt obligations of $2.8 million and cash dividends of $1.7 million on common stock paid to shareholders. Cash provided by financing activities in 2009 includes $800,000 of net borrowings on working capital facilities and $300,000 of additional borrowings on a term loan.
Financial Condition
          At September 30, 2009, total assets were $102.4 million, an increase of $5.6 million or 5.8%, from $96.8 million at December 31, 2008. The increase at September 30, 2009 is primarily due to an increase in cash and cash equivalents of $5.4 million. Also contributing to the increase in total assets are higher goodwill and net intangible assets of $1.7 million, which is primarily due to higher foreign currency translation rates of the Canadian dollar and the British pound sterling in relation to the United States dollar as of September, 30, 2009 compared to the December 31, 2008 exchange rate. Offsetting these increases are lower inventory balances of $2.4 million, which is a result of efforts to reduce inventory levels.
          Total outstanding debt obligations were $11.0 million at September 30, 2009, a decrease of $1.6 million or 12.7% from $12.6 million at December 31, 2008. The decrease primarily reflects short-term borrowings which increased by $766,000 during the current period, primarily due to higher borrowings from working capital facilities. During the nine months ended September 30, 2009, long-term debt obligations decreased by $2.4 million, which includes principal payments of $2.5 million, partially offset by additional borrowings of $300,000 on a term loan.
          The products that we manufacture and sell, such as our rail joints, rail anchors and rail spikes, require steel as a major element in the production process. Worldwide steel prices have been volatile in the last few years, which resulted in surcharges at times being added to raw material costs, and other times resulting in higher base prices for certain steel. We have been successful in passing on higher steel prices to our customers in most circumstances over the last few years. The volatility in the global steel markets has continued in 2008 and 2009, resulting in periods of both high and low prices depending on demand at that time. We continue to monitor the price of our primary raw materials. If a prolonged increase in steel prices should continue and we are unable to pass on these added costs to our customers, our future earnings could be negatively impacted.

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
          Goodwill and Other Intangible Assets. We assess the impairment of goodwill and other intangible assets at least annually and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the goodwill of each of our reporting units and our indefinite-lived intangible assets for impairment as required under FASB Topic 350, Intangibles, Goodwill and Other. FASB ASC 350 requires that goodwill be tested for impairment using a two-step process. The first step is to identify a potential impairment and the second step measures the amount of an impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. The fair values of our reporting units are determined using a discounted cash flow analysis based upon historical and projected financial information. The intangible assets of Salient Systems are tested following the same process. The estimates of future cash flows, discount rates, and long-term growth rates, based on reasonable and supportable assumptions and projections, require our judgment. Factors that could change the result of our goodwill and intangible asset impairment test include, but are not limited to, different assumptions used to forecast future revenue, expenses, capital expenditures and working capital requirements used in our cash flow models. In addition, selection of a risk adjusted discount rate on the estimated undiscounted cash flow is susceptible to future changes in market conditions and when unfavorable, can adversely affect our original estimates of fair values. As such, to account for the uncertainty inherent in our estimates and future projections, we perform sensitivity analyses to determine our margin of error. Since adoption of FASB ASC 350, we have not recognized any impairment of goodwill or other intangible assets.
          Our amortizable intangible assets are evaluated for impairment in accordance with FASB ASC 360, Accounting for Impairment or Disposal of Long-Lived Assets. FASB ASC 360 requires amortizable intangible assets to be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. Furthermore, FASB ASC 360 presents six factors that should be considered in conjunction with a company’s intangible assets as the presence of any one of these factors might indicate that the asset is impaired. Since the adoption of FASB ASC 360, we have not recognized any impairment of intangible assets.
          In conjunction with the acquisitions of Coronet Rail and the assets of Vulcan, we recorded the fair value of the acquired tangible and intangible assets in accordance with FASB ASC 350. As part of our procedures to assign fair values to all acquired assets, we engaged an independent valuation expert to evaluate the technology and intellectual property along with other intangible assets that could be assigned a fair value under these acquisitions. We supplied the independent valuation expert with the historical and estimated cash flows of the companies along with an estimate of future costs to maintain these technologies. The independent valuation expert used these estimates and other assumptions to determine the present value of the discounted cash flows of these various technologies. In addition, we evaluated the future lives of the identified intangible assets to determine if they have definite or indefinite lives.
          As a result of the Vulcan asset acquisition, we assigned fair values of $2.2 million to customer relationships, $890,000 to a unique customer relationship, $342,000 to vehicle restraint assembly technology (G-Van patent), $47,000 to a supply agreement and $5,000 to non-compete agreements. We also determined that there was $830,000 of goodwill to be recorded as part of this transaction. The goodwill balance increased to $1.3 million at September 30, 2009 from $1.1 million at September 30 2008, primarily due to an accrued earn-out based upon sales volume, which is recorded as an increase of the total purchase price. During the three and nine months ended September 30, 2009, total earn-out payments of $60,000 and $165,000, respectively, were paid to the former owners of Vulcan. During the three and nine months ended September 30, 2008, total earn out payments of $97,000 and $195,000, respectively, were paid to the former owners of Vulcan. In addition, we have estimated that the customer relationships, a unique customer relationship, vehicle restraint assembly technology, supply agreement, and non-compete agreements have definite lives of 19 years, 17 years, 11 years, 3 years and 7 years, respectively, due to our estimates that the projected economic earnings associated with these intangible assets will begin to lapse after these time frames. We will monitor these assets to determine if certain events occur that could cause the lives assigned to these intangible assets to become shorter than originally assigned. We would then assign a shorter future estimated life based on the years that we feel that the product would have value in the marketplace and record an impairment charge in the proper accounting period.
          The current economic environment has significantly and adversely affected our customer with whom we have a unique customer relationship and in which an intangible asset is based. Our customer recently emerged from Chapter 11 bankruptcy and has made several organizational changes. Our sales volume with this customer has been negatively affected by the lower demand globally for new automobiles. During the third quarter 2009, we reviewed our intangible assets and tested the unique customer relationship and vehicle restraint assembly technology (G-Van patent) for impairment as of June 30, 2009. We also continue to monitor the sales, gross margins and operating cash flows associated with these intangible assets, along with reviewing the business forecasts and expected demand for these products. Based upon our review and testing, we have determined that there is no impairment with any of these intangible assets as of June 30, 2009 or September 30, 2009.
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
          Retirement Benefit Plans. We maintain defined benefit pension plans that cover a significant number of our active employees, former employees and retirees. We account for these plans as required under FASB ASC Topic 715, Compensation—Retirement Benefits. The liabilities and expenses for pensions require significant judgments and estimates. These amounts are determined using actuarial methodologies and incorporate significant assumptions, including the rate used to discount the future estimated liability, inflation, the long-term rate of return on plan assets and mortality tables. Management has mitigated the future liability for active employees by freezing all defined benefit pension plans effective December 31, 2003. The rate used to discount future estimated liabilities is determined based upon a hypothetical double A yield curve represented by a series of annualized individual discount rates from one-half to thirty years. Our inflation assumption is based on an evaluation of external market indicators. The long-term rate of return is estimated by considering historical returns and expected returns on current and projected asset allocations. The effects of actual results that differ from these assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligations in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our obligations and future expense.
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
          We maintain a post-retirement benefit plan at our Canadian operation near Montreal, which provides retiree life insurance, health care benefits and, for a closed group of employees, dental care. We account for this plan under FASB ASC 715. The liabilities and expenses for post-retirement benefit plans require significant judgments and estimates. These amounts are actuarially determined using the projected benefit method pro rated on service and significant management assumptions, including salary escalation, retirement ages of employees and expected health care costs. Retirement benefit plan adjustments and changes in assumptions are amortized to earnings over the estimated average remaining service life of the members and, therefore, generally affect recognized expense and the recorded obligations in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our obligations and future expense.
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
          As of January 1, 2007, we adopted FASB ASC Topic 740, Income Taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of uncertain tax positions to be taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The determination of the amount of benefits to be recognized and the sustainability of our tax positions upon examination require us to make certain estimates and to use our best judgment based upon historical experience.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to interest rate risk on our long-term debt obligations and our working capital facilities are under floating interest rate arrangements. We have determined that these risks are not significant enough to warrant hedging programs. If interest rates increase we will be exposed to higher interest rates and we will be required to use more cash to settle our long-term debt obligations. As interest rates increase on our variable long-term debt, it will have a negative impact on future earnings because the higher interest rates will increase our interest expense. Conversely, if interest rates decrease on our variable long-term debt, it will have a positive impact on future earnings because lower interest rates will decrease our interest expense. Based upon our long-term debt amounts as of September 30, 2009, for every 100 basis points increase or decrease in the interest rate on our long-term debt, our annual interest expense will fluctuate by approximately $110,000.
     In addition, we are exposed to foreign currency translation fluctuations with our international operations. We do not have any foreign exchange derivative contracts to hedge against foreign currency exposures. Therefore, we are exposed to the related effects when foreign currency exchange rates fluctuate. If the U.S. dollar strengthens against the Canadian dollar and/or the British pound sterling, the translation rate for these foreign currencies will decrease, which will have a negative impact on our operating income. For example, for the three and nine months ended September 30, 2009, for every 1/100 change in the exchange rate of the Canadian dollar to the U.S. dollar, our Canadian operation’s operating income would have changed by $16,000 and $49,000, respectively. Further, for every 1/100 change in the exchange rate of the British pound sterling to the U.S. dollar, the impact on operating income for our United Kingdom operation for the three and nine months ended September 30, 2009 would have been $3,000 for both periods. Foreign currency translation fluctuations have no impact on cash flows as long as we continue to reinvest any profits back into the respective foreign operations.
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
     In August 2009, Portec Rail Products, Inc. and Kelsan Technologies Corp. were named as defendants in a civil lawsuit by Snyder Equipment Co. Inc. alleging breach of contract and other claims related to a non-disclosure agreement. The plaintiff filed the complaint with the United States District Court for the Western District of Missouri Southern Division and seeks to recover compensatory and punitive damages on four counts. Management believes the claims in the lawsuit are without merit and intends to vigorously defend against the claims. Ongoing litigation may be protracted, and we may incur additional ongoing legal expenses, which are not able to be estimated at this time.
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

PORTEC RAIL PRODUCTS, INC.
Date: November 6, 2009	By:	/s/ Richard J. Jarosinski
Richard J. Jarosinski, President and
Chief Executive Officer and Principal Executive Officer

Date: November 6, 2009	By:	/s/ John N. Pesarsick
John N. Pesarsick, Chief Financial Officer and
Principal Accounting Officer

EXHIBIT INDEX
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002