Form 10-K
period 2009-12-31
PORTEC RAIL PRODUCTS INC
filed 2010-03-15
CIK 1263074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 000-50543
PORTEC RAIL PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

West Virginia	55-0755271

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 Old Freeport Road, Pittsburgh, Pennsylvania	15238

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (412) 782-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $1.00 par value	The NASDAQ Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2009, as reported by the NASDAQ Global Market, was $64.5 million.
As of February 28, 2010, there were issued and outstanding 9,602,029 shares of the Registrant’s Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE:
     (1) Proxy Statement for the 2010 Annual Meeting of Shareholders of the Registrant (Part III).
     (2) Annual Report to Shareholders (Part II and IV).

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
     The Company identifies below important factors that could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. In particular, the Company’s future results could be affected by a variety of factors, such as:
•	the length and severity of the current worldwide recession;
•	customer demand;
•	competitive dynamics in the North American and worldwide railroad and railway supply industries;
•	capital expenditures and maintenance spending by the railway industry in North America and worldwide;
•	economic conditions, including changes in inflation rates or interest rates;
•	climate change, including the risks and opportunities in laws and regulations, development of new technologies, legal and political trends, as well as scientific developments
•	product development and the success of new products;
•	our ability to successfully pursue, consummate and integrate attractive acquisition opportunities;
•	changes in laws and regulations;
•	the development and retention of sales representation and distribution agreements with third parties;
•	limited international protection of our intellectual property;
•	the loss of key personnel;
•	fluctuations in the cost and availability of raw materials and supplies, and any significant disruption of supplies;
•	foreign economic conditions, including currency rate fluctuations;
•	political unrest in foreign markets and economic uncertainty due to terrorism or war;
•	exposure to pension liabilities;
•	seasonal fluctuations in our sales;
•	technological innovations by our competitors; and
•	the importation of lower cost competitive products into our markets.
     The Company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.

PART I
ITEM 1. BUSINESS
Overview
     Portec Rail Products, Inc. (sometimes herein referred to as “we,” the Company,” or “Portec Rail Products”) was incorporated in West Virginia in 1997, in conjunction with the purchase of rail-related assets and select material handling assets of Portec, Inc. We along with our predecessor, Portec, Inc., have served the railroad industry since 1906 by manufacturing, supplying and distributing a broad range of rail products, including rail joints, rail anchors, rail spikes, railway friction management products and systems, railway wayside data collection and data management systems and freight car securement systems. We also manufacture material handling equipment for industries outside the rail transportation sector at our United Kingdom operation. We serve both the domestic and international markets.
     We operate through four global business segments consisting of Railway Maintenance Products Division (“RMP”), Shipping Systems Division (“SSD”), Portec Rail Nova Scotia Company (“Canada”) and Portec Rail Products (UK) Ltd. (“United Kingdom”). The presentation of segment information reflects the manner in which we organize and manage our segments by geographic areas for making operating decisions, assessing performance and allocating resources. Sales and operating income by segment are presented in Management’s Discussion and Analysis set forth in Item 7 in this annual report on Form 10-K and Note 11: on page 68 “Segments, Geographic and Major Customer Financial Information” of our consolidated financial statements set forth in Item 8 in this annual report on Form 10-K.
     Our corporate headquarters is located at 900 Old Freeport Road, Pittsburgh, Pennsylvania 15238. Our telephone number is (412) 782-6000.
Recent Developments
     On February 16, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with L.B. Foster Company, a Pennsylvania corporation (“Foster”), and Foster Thomas Company, a West Virginia corporation and a wholly-owned subsidiary of Foster (“Purchaser”). Pursuant to the Merger Agreement, Purchaser will conduct a tender offer to purchase all of the outstanding shares of common stock of Portec (the “Shares”) at a price of $11.71 per Share (the “Offer”), net to the seller in cash (without interest and subject to applicable withholding taxes). Subsequent to the tender offer, Portec will be merged with Purchaser, with Portec as the surviving corporation, with Portec surviving as a wholly-owned subsidiary of Foster (the “Merger”). Consummation of the Offer by Purchaser is subject to certain conditions, including (1) the condition that the number of Shares that have been validly tendered and not withdrawn, together with the number of Shares then owned by Foster or any of its subsidiaries represents at least 65% of the total number of outstanding Shares, on a fully diluted basis (the “Minimum Condition”), (2) the expiration or termination of applicable waiting periods under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976 and (3) and other required regulatory approvals and customary closing conditions.
     On February 24, 2010, the United States Court of Appeals for the Second Circuit issued its decision, reversing the order of the United States District Court for the Northern District of New York, which dismissed Portec Rail Products, Inc., from certain litigation that related to the Niagara Mohawk Power Corporation v. Chevron U.S.A, Inc., et al. stating that there were genuine issues of material fact. In addition, the Second Circuit reinstated the plaintiff’s claims under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), stating that the plaintiff is entitled to bring a claim for contribution under Section 113(f)(3)(B) of CERCLA. Ongoing litigation may be protracted, and we may incur additional ongoing legal expenses, which are not estimable at this time. Should we ultimately be held liable, damages may be assessed by the Court in accordance with CERCLA.
     On February 19, 2010, and through March 3, 2010, a total of five lawsuits initiated by purported shareholders of Portec Rail have been filed against several named defendants. These lawsuits are directly related to the Agreement and Plan of Merger with L.B. Foster Company and Foster Thomas Company. We are currently working with legal counsel to prepare our response to, and defense against these claims. Following is a summary of these lawsuits:

Date
Filed	Court	Plaintiff	Defendants
2/19/2010	Circuit Court of Kanawha County, West Virginia	Barbara Petkus, individually and on behalf of all others similarly situated.	Portec Rail Products, Inc., Richard J. Jarosinski, Marshall T. Reynolds, John S. Cooper, Louis J. Akers, Philip E. Cline, Daniel P. Harrington, A. Michael Perry, Douglas V. Reynolds, Neal W. Scaggs, Philip Todd Shell, Kirby J. Taylor, and Thomas W. Wright

2/24/2010	Court of Common Pleas, Allegheny County, Pennsylvania	Everett Harper, on behalf of himself and others similarly situated.	Marshall T. Reynolds, John S. Cooper, Louis J. Akers, Philip E. Cline, Daniel P. Harrington, A. Michael Perry, Douglas V. Reynolds, Neal W. Scaggs, Philip Todd Shell, Kirby J. Taylor, Thomas W. Wright, Portec Rail Products, Inc., L.B. Foster Company and Foster Thomas Company

2/24/2010	Court of Common Pleas, Allegheny County, Pennsylvania	Richard S. Gesoff	Marshall T. Reynolds, John S. Cooper, Louis J. Akers, Philip E. Cline, Daniel P. Harrington, A. Michael Perry, Douglas V. Reynolds, Neal W. Scaggs, Philip Todd Shell, Kirby J. Taylor, Thomas W. Wright, Portec Rail Products, Inc., L.B. Foster Company and Foster Thomas Company

3/02/2010	Court of Common Pleas, Allegheny County, Pennsylvania	Scott Phillips, individually and on behalf of all others similarly situated.	L.B. Foster Company, Marshall T. Reynolds, John S. Cooper, Louis J. Akers, Philip E. Cline, Daniel P. Harrington, A. Michael Perry, Douglas V. Reynolds, Neal W. Scaggs, Philip Todd Shell, Kirby J. Taylor, Thomas W. Wright, Portec Rail Products, Inc., and Foster Thomas Company

3/03/2010	Circuit Court of Kanawha County, West Virginia	John Furman, individually and on behalf of all others similarly situated.	Marshall T. Reynolds, John S. Cooper, Louis J. Akers, Philip E. Cline, Daniel P. Harrington, A. Michael Perry, Douglas V. Reynolds, Neal W. Scaggs, Philip Todd Shell, Kirby J. Taylor, Thomas W. Wright, Portec Rail Products, Inc., L.B. Foster Company and Foster Thomas Company
     The lawsuits allege, among other things, that Portec Rail’s directors breached their fiduciary duties and L.B. Foster and Purchaser aided and abetted such alleged breaches of fiduciary duties. Based on these allegations, the lawsuits seek, among other relief, injunctive relief enjoining the defendants from consummating the Offer and the Merger. They also purport to seek recovery of the costs of the action, including reasonable legal fees. Ongoing litigation may be protracted, and we may incur additional ongoing legal expenses, which are not able to be estimated at this time.
Railway Maintenance Products Division — “RMP”
     RMP, our largest business segment, provides track component and friction management products and services to railroads, transit systems and railroad contractors from our manufacturing and assembly plant located in Huntington, West Virginia. Our wholly-owned subsidiary, Salient Systems, Inc. (Salient Systems), provides our railroad customers with railway wayside detection and operating asset data management systems from its engineering and assembly operation in Dublin, Ohio. Approximately 90% to 95% of our sales from this business segment are to our United States and Canadian customers while approximately 5% to 10% of our sales from this segment are to other customers. RMP’s administrative functions such as customer service, engineering, purchasing and accounting are preformed in Pittsburgh, Pennsylvania in the same office location as our corporate headquarters.
     Track Component Products. We sell a variety of products used on new or existing rail for repair. The primary customers for these products are Class I railroads, regional railroads, local railroads, railroad contractors and transit systems. These products include standard and insulated rail joints, gauge plates, and curve blocks.
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
     Friction Management Products and Services. As the North American market leader, our friction management products and services control the coefficient-of-friction at the rail/wheel interface thus improving train-operating efficiency, reducing track stresses and lowering related maintenance costs for our customers. Friction management includes gauge face lubrication with rail curve greases and top-of-rail applications with friction modifiers such as our KELTRACK® Trackside. A friction modifier is designed to maintain friction levels that help provide for efficient train control and dynamics. Lubricants and friction modifiers can be applied by a fixed station at the side of the track (wayside application), by a specifically equipped truck as it moves along the rails (hi-rail application), or by units mounted on a locomotive, a special rail car inside the train, or transit system car (on-board application). The dominant technology of applying lubricants or friction modifiers to the rail is a wayside assembly of a tank housing a pump which feeds special distribution bars fastened to the rail. As railroads increase axle loads and utilization of main lines, friction management becomes increasingly more important. RMP designs, manufactures and sells the equipment for our friction management applications, and acts as a distributor for various other lubricants used in gauge face lubrication applications. RMP also has exclusive distributor rights for utilizing a mobile rail-mounted tribometer for use in monitoring friction levels of rail.
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

     In October 2006, we acquired the railroad product line assets of Vulcan Chain Corporation (Vulcan), a Detroit, Michigan manufacturer of load securement products for the railroad industry. Since the acquisition date, the Vulcan assets and results of operations have been included in the SSC business segment and the consolidated financial statements.
     SSD continues to work closely with railcar owners and shippers to promote its patented WinChockTM securement system for transporting heavy-duty highway truck tractors. SSD has also developed and successfully passed the Association of American Railroads’ (AAR) established criteria for a new higher-capacity bridge plate.
Portec Rail Nova Scotia Company, our wholly-owned Canadian subsidiary — “Canada”
     In conjunction with the acquisition of Kelsan Technologies Corp. in November 2004, we established a new Canadian subsidiary, Portec Rail Nova Scotia Company, and transferred ownership of Portec, Rail Products Ltd. to Portec Rail Nova Scotia Company. This subsidiary was initially established to provide a legal structure for our Canadian entities that would provide the most advantageous tax benefits under both Canadian and United States income tax laws. In 2007, the United States Internal Revenue Service (IRS) enacted new regulations that had a potentially adverse impact on our previous favorable tax position, and resulted in a restructuring of the debt obligations of the Portec Rail Nova Scotia entity in December 2008. We evaluated the tax structure of our Canadian business segment and implemented a plan that we believe will preserve the tax benefits under this new debt structure. As a result, during 2009 we recognized intercompany foreign exchange gains which we do not expect to continue in future years due to the repayment of an outstanding debt obligation as of December 31, 2009.
     Our Canadian operations produce rail anchors and rail spikes at our manufacturing plant in St. Jean, Quebec, primarily for the Canadian railroads, with some products exported to the United States and for other international customers. Rail anchors and rail spikes are devices used to secure rails to wooden ties to restrain the movement of the rail. We also design, manufacture, and sell friction management products from our facility in Pointe-Claire, Quebec, a suburb of Montreal.
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
     There are two major Canadian transcontinental railroads, the Canadian Pacific Railway and the Canadian National Railway, that we serve from our Canadian operations, and a number of regional railroads. Kelsan also has an established network of agents and distributors throughout the world, in particular Europe, Asia and Australia, to supplement its sales team. This network is now used to aggressively promote our friction management equipment into these key markets, while realizing continuing ongoing sales of the friction modifier solutions being pumped onto the rails through our equipment.

Portec Rail Products (UK) Ltd., our wholly-owned United Kingdom subsidiary — “United Kingdom”
     In the United Kingdom, we operate and serve our customers in two different markets. Our Portec Rail Group in Sheffield, England serves our United Kingdom and European customers. Product lines include friction management products and services and track component products similar to those of our North American divisions. We design and manufacture a complete line of rail joints including the Coronet epoxy (glue) insulated rail joints, a Coronet nylon-encapsulated insulated joint, and also distribute a complete line of track fasteners to the United Kingdom railways as well as to international customers. The Portec Rail Group in Sheffield also designs and sells friction management products for the United Kingdom and European markets and distributes KELTRACK® trackside friction modifiers and Protector® IV application systems.
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
     As a result of a business restructuring which began in 2006, we closed our Stone, England and Wrexham, Wales locations in the United Kingdom, and sold our Wrexham facility for approximately $2.0 million (£1,025,000 pounds sterling) in March 2007. The business restructuring was finalized in the first quarter 2007.
Alliances
     We have created alliances with independent strategic partners within our industry to broaden the scope of the existing friction management products and services that we provide to our customers. In 2000, we formed an informal alliance of technology companies to enhance friction management solutions for the wheel/rail interface; however, since 2000, some of the original members such as Kelsan Technologies and Salient Systems have become wholly-owned subsidiaries of our company. Except for these wholly-owned subsidiaries and two other independent members, there are no formal written agreements among all the other members of the alliance. Under the Friction Force® registered trademark brand of products and services, the alliance strengthens our market position in lubrication and friction management and enables us to deliver improved solutions with enhanced value to our customers. For one independent alliance member, we have a written agreement that names us as the exclusive North American distributor for the SoyTrak™ Rail Curve Lubricant, a biodegradable, environmentally-friendly soy-based lubricant developed and manufactured by Environmental Lubricants Manufacturing, Inc. For the other independent alliance member, we have a written exclusive distributorship for DMF (Diversified Metal Fabricators) to market and use a mobile rail-mounted tribometer which measures rail friction in order to help manage our friction management application methods. These alliances evolve as market opportunities arise, as well as to effectively serve our customers.
Industry Overview
     We provide products and services primarily for the railway industry, which includes freight railroads and transit systems. However, the demand for our products could be impacted by the continuing fluctuation in energy costs, global climate changes, and economic conditions. We service the railway industry, which is dependent on the rising and falling costs of energy. Rail traffic, car loadings, new freight-car builds, capital expenditures and maintenance spending are factors that impact the demand for our products and services. The global railway industry is a capital intensive industry, and our sales may be impacted by the industry’s capital expenditures and maintenance spending for programs designed to increase the efficiency and productivity of rail operations and for routine maintenance of rail operations. Deregulation and consolidation in the railroad industry, market competition between railroads and trucking and the impact of the global economy continue to impact the railway industry, including the railway supply market. We believe the railway industry is in a long-term growth trend despite the current global economic crisis.

     The Surface Transportation Board, the federal agency responsible for the economic regulation of the railroad industry, designates United States freight railroads into three classes based upon their operating revenues. “Class I” railroads are defined as those with operating revenue of at least $401.4 million in 2008; “Class II” railroads had between $32.1 million and $401.4 million of operating revenue in 2008; “Class III” railroads had less than $32.1 million of operating revenues in 2008.
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

     Although there are a large number of domestic and foreign suppliers of steel and steel fabricators, our RMP segment relies upon three primary steel suppliers for a substantial amount of its joint bar steel, but also has two other domestic steel suppliers. The steel that we purchase is priced via combination of prevailing market prices and previously negotiated customer prices. RMP has utilized steel suppliers in China for some of its domestic steel requirements. This provides an additional steel source as we continue to monitor the prices and availability from our domestic steel suppliers. Our Montreal operation obtains the bulk of its steel supply for rail spikes and rail anchors from three steel suppliers. There is an informal agreement with one of these suppliers and we purchase steel at prevailing market prices. Our Kelsan operation has one year remaining on a three-year supply agreement with a supplier of its primary raw material. This agreement provides fixed pricing and monthly minimum and maximum purchase quantities.
Principal Customers
     Our business depends largely upon sales to United States, Canadian and United Kingdom railroads and transit systems. For year ended December 31, 2009 sales to our two largest customers, Canadian National Railway and Norfolk Southern Corporation, accounted for 12% and 11% of our consolidated sales. For the year ended December 31, 2008, sales to our two largest customers, Canadian Pacific Railway and Canadian National Railway were 15% and 7% of our consolidated sales. For additional information on our principal customers, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Segment Review.”
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
     The following table sets forth the dollar amount of backlog for our business segments at the dates indicated.

	At December 31,
	2009	2008	2007
	(In thousands)
RMP	$5,688	$6,665	$8,911
SSD	674	780	1,190
Canada	3,687	3,800	1,755
United Kingdom	2,192	2,861	4,510

Total backlog	12,241	14,106	16,366
Less: Intra-company backlog	736	1,135	323

Net external backlog	$11,505	$12,971	$16,043

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
Research and Development
     Our research and development programs focus on improving the effectiveness of our existing products and innovating new products and technologies for our customers. During the years ended December 31, 2009, 2008 and 2007, we spent approximately $2.8 million, $3.0 million and $2.4 million, respectively, on research and development programs.
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
     For our track component product lines, price competition is strong mostly due to the fact that this product group is recognized as a commodity group. However, opportunities to obtain better pricing for a portion of this product group reflects specialized designs being developed due to heavier axle loads, higher rail traffic volumes and higher train speeds causing the need for longer lasting and overall better performing products. Competition comes primarily from various long time suppliers. Foreign suppliers continue to attempt to enter the larger North American market for some products, but with higher transportation costs, higher material costs worldwide and potentially difficult testing and approval requirements, foreign competition has not been a significant threat in 2009 for most of this product group.
     For our friction management and wayside detection systems, our highly engineered products offer opportunities for competing on a value-added basis. Price is a factor, but it can be less significant when this product group sells on the merits of total value provided to the customer. Product performance, technological leadership, quality, reliability of delivery and strong customer service and support are all valued by our customers and are all significant factors when evaluating the price of our products. We believe we have significant market share positions with both of these product groups, but the need is always there to use our research and development efforts to penetrate new market segments. Competitors in these product groups have not changed over the last year. We believe that our competitors remain committed to enter our markets. Consequently, we continue to attempt to provide the best value for our customers by supplying a quality product at the most affordable price. Intellectual property rights also continue to be used to maintain our market share in North America and in growing our penetration levels into new markets.
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
     We maintain quality assurance programs at all of our locations. With two exceptions, all of our locations are all certified under ISO 9001:2000.
Employees
     We employed 262 people at December 31, 2009, of which 122 were located in the United States, 88 were located in Canada, and 52 were located in the United Kingdom. We consider the relationship with our employees to be good. Our employees in the United States, the United Kingdom and our Canadian employees in Vancouver, British Columbia are not subject to any collective bargaining agreement. Approximately 11% of our employees, all of whom are employed at our manufacturing facility in St. Jean, Quebec, Canada, are subject to a collective bargaining agreement. This agreement is effective through August 31, 2010.
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
     We do not have any control over exchange rates, as these are largely driven by worldwide economic factors. Beginning in approximately the fourth quarter 2008, the exchange rates of the Canadian dollar and British pound sterling compared to the United States dollar have been volatile. During 2009, the exchange rate of the British pound sterling compared to the United States dollar has remained somewhat lower from a recent historical perspective.
New legislation or regulatory changes could impact the Company’s earnings or restrict its ability to independently negotiate prices.
     Political changes could result in legislative or regulatory changes that impose new burdens on the Company and its customers, increase operating costs, reduce operating efficiency or limit revenues. Legislation passed by Congress or new regulations issued by federal agencies could potentially have a significant impact on the revenues, costs and profitability of the business of the Company’s railroad customers resulting in a potential adverse impact on our business. The railroad industry is vulnerable to economic re-regulation by Congress, which could have a significant negative impact on rail services and would likely force a reduction in capital spending by the Company’s primary customers. For example, statutes imposing price or labor constraints or affecting rail-to-rail competition could adversely affect the profitability of railroads which in turn may reduce their expenditures. Also, additional regulations related to environmental matters such as greenhouse gas emissions, and climate changes legislation could increase operating costs or reduce operating efficiencies of railroads thereby affecting the business of our customers and reducing the income we receive from the railroad industry.
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
     We rely upon third party steel mills to manufacture steel for our track component products based upon specifications that we provide. In 2009, approximately 90% of our domestic requirements for steel were purchased from three primary suppliers, and approximately 97% of our Canadian requirements were purchased from two primary Canadian suppliers. In the event our steel suppliers for railroad track products were to go out of business, refuse to continue their business relationship with us or become subject to work stoppages, our business could be disrupted. While management believes that it could secure alternative manufacturing sources, there can be no assurance that we would not incur substantial delays and significant expense in securing such alternative suppliers. Furthermore, alternative suppliers might charge significantly higher prices than we currently pay. Under such circumstances, the disruption to our business may have a material adverse impact on our financial condition or results of operations.
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
     Historically, substantially all of our business has been conducted in the United States, Canada and the United Kingdom. International revenues outside of our core United States, Canada and United Kingdom markets accounted for 15% and 12% of our revenues for the years ended December 31, 2009 and 2008, respectively. We are placing increased emphasis on the expansion of our international sales opportunities. Doing business outside the United States subjects us to various risks, including changing economic, climate and political conditions, work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. Increasing sales to foreign countries will expose us to increased risk of loss from foreign currency fluctuations and exchange controls as well as longer accounts receivable payment cycles. We have no control over most of these risks and may be unable to anticipate changes in international economic and political conditions and, therefore, unable to alter our business practices in time to avoid the adverse effect of any of these possible changes.
We have significant pension liabilities, which may significantly increase our funding requirements under ERISA and other applicable regulations.
     We maintain defined benefit pension plans in the United States and United Kingdom that cover a significant number of our current employees, former employees and retirees. These defined benefit pension plans were frozen effective December 31, 2003. Our actuaries currently project that our obligations to the pension plans’ beneficiaries exceed plan assets. The shortfall in plan assets may cause us to fund significant amounts of cash into these plans to cover any minimum funding requirements under regulatory requirements. As a result, in 2010, we will be required to make minimum contributions to our U.S. defined benefit plan of approximately $400,000, and to our United Kingdom defined benefit plans of $168,000 (£104,000 pounds sterling).
     Our retirement benefit plan liability is inversely impacted by the interest rate used in our actuary’s calculation. As a result, when interest rates decline, our actuarially calculated benefit plan liability increases. Conversely, as interest rates increase, the actuarially calculated retirement benefit plan liability decreases. In 2009, lower interest rates resulted in an increase in our actuarially calculated retirement benefit plan liability at December

31, 2009, which lowered our shareholders’ equity by $340,000. In 2008 interest rates decreased which caused higher actuarially calculated benefit plan liability and the retirement benefit plan liability exceeding the fair value of plan assets. At December 31, 2008, our shareholders’ equity was decreased by $1,839,000 in order to reflect an increase in our minimum pension liability. Further declines in the market value of these defined benefit pension plan assets will have an adverse impact on our shareholder’s equity and uses of cash for other investment opportunities.
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
We are subject to physical and financial risks associated with climate change.
     There is a growing concern that emissions of greenhouse gases are linked to global climate change. Climate change creates physical and financial risk. Physical risks from climate change could include an increase in sea level and changes in weather conditions, such as an increase in changes in precipitation and extreme weather events. The Company’s operations are not sensitive to potential future sea-level rise as it does not operate in coastal areas. However, the Company’s manufacturing facilities and office locations are vulnerable to damage from extreme weather events, such as ice and heavy snow storms, tornadoes and severe thunderstorms. To the extent the frequency of extreme weather events increases, this could increase the Company’s cost of providing the products and services we provide. If climate change results in temperature increases the Company could expect increased electricity demand due to the increase in temperature and longer warm seasons which this increase in demand could lead to increased energy consumption and higher operating costs, which may negatively impact our results of operations.
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
     Our directors, management and employees control a significant percentage of our common stock. Executive officers and directors as a group own 2.9 million shares, or 30% of the outstanding shares as of December 31, 2009. If these individuals were to act together, they could have significant influence over or control the outcome of any shareholder vote. This voting power may discourage takeover attempts that other shareholders may desire.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.

ITEM 2. PROPERTIES
     We conduct our business through our corporate and business unit offices, and through our manufacturing facilities. Our offices and manufacturing facilities are suitable and adequate to meet our current and future production requirements. The following table sets forth information about our offices and manufacturing facilities as of December 31, 2009.

Corporate Office	Owned or Leased
900 Old Freeport Road Pittsburgh, Pennsylvania 15238	Leased

Business Unit Offices

Railway Maintenance Products Division 900 Old Freeport Road Pittsburgh, Pennsylvania 15238	Leased

Salient Systems, Inc. 4393-K Tuller Road Dublin, Ohio 43017 (1)	Leased

Shipping Systems Division 120 West 22nd Street Oak Brook, Illinois 60523	Leased

Portec, Rail Products Ltd. 172 Brunswick Blvd. Pointe-Claire, Québec, H9R 5P9 Canada (1)	Leased

Manufacturing Facilities

Portec Rail Products, Inc. 900 Ninth Avenue West Huntington, West Virginia 25701	Leased

Portec, Rail Products Ltd. 350 Boulevard Industriel Saint-Jean-sur-Richelieu, Québec, J3B 4S6 Canada	Owned

Kelsan Technologies Corp. 1140 West 15th Street North Vancouver, B.C. V7P 1M9 Canada (1)	Leased

Portec Rail Products (UK) Ltd. 43 Wenlock Way Troon Industrial Area Leicester LE4 9HU United Kingdom (1)	Leased

Coronet Rail, Ltd. Portec Rail Products (UK) Ltd. Stamford Street Sheffield S9 2TL United Kingdom (1)	Leased

(1)	Serves as a business unit office and manufacturing/assembly facility.

ITEM 3. LEGAL PROCEEDINGS
     We are involved periodically in various claims and lawsuits that arise in connection with our business. Other than as set forth below, these are routine legal proceedings that, in the aggregate, are not material to our financial condition and results of operations.
     In July 1999, Portec, Inc., the predecessor of Portec Rail Products, was named as a defendant in Niagara Mohawk Power Corporation v. Chevron, et al. venued in the United States District Court, Northern District of New York. The plaintiff, Niagara Mohawk Power Corporation (“Niagara Mohawk”) is seeking contribution from nine named defendants for costs it has incurred, and is expected to incur, in connection with the environmental remediation of property located in Troy, New York under the Comprehensive Environmental Response, Compensation and Liability Act, also known as “CERCLA” or “Superfund,” and other causes of action. The basis of the action stems from Niagara Mohawk’s agreement with the New York State Department of Environmental Conservation, pursuant to an Order on Consent, to environmentally remediate property identified as the Troy Water Street Site. The defendants consist of companies that at the time were industrial in nature, or owners of companies industrial in nature, and who owned or operated their businesses on portions of the Troy Water Street site or on properties contiguous, or otherwise in close proximity, to the Troy Water Street Site. Niagara Mohawk alleges that the defendants either released hazardous materials directly to the Troy Water Street site or released hazardous materials that migrated onto the Troy Water Street Site, and therefore the defendants should be responsible for a portion of the costs of remediation.
     The plaintiff seeks to recover costs, which it has incurred, and may continue to incur, to investigate and remediate its former property as required by the New York State Department of Environmental Conservation (NYSDEC). We have not been named as a liable party by the NYSDEC and we believe we have no liability to the plaintiff in the case. We filed a motion for summary judgment seeking a ruling to have us dismissed from the case. In November 2003, the motion for summary judgment was granted and we were dismissed from the case by the United States District Court for the Northern District of New York. In March 2004, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit, appealing, in part, the District Court’s decision to dismiss all claims against us. In April 2005, the plaintiff’s appeal was dismissed by the Second Circuit Court without prejudice, and the matter was remanded to the United States District Court for the Northern District of New York for consideration in light of a recent United States Supreme Court decision. As a result, in June 2006, the District Court dismissed all claims brought by the plaintiff pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA or Superfund). In July 2006, the plaintiff filed a notice of appeal to the Second Circuit. However, in early 2008, the plaintiff’s appeal was dismissed again by the Second Circuit Court without prejudice, and the matter was remanded to the District Court for consideration in light of another recent United States Supreme Court decision. In July 2008, The District Count decided that the United States Supreme Court decision did not necessitate any change in the District Court’s prior determinations in this case and held that all of its prior rulings stand. In August 2008, the plaintiff filed a third notice of appeal to the Second Circuit Court. On February 24, 2010, the Second Circuit issued its decision, reversing the order of the District Court which dismissed Portec Rail from the litigation, stating that there were genuine issues of material fact. In addition, the Second Circuit reinstated the plaintiff’s CERCLA claims, stating that the plaintiff is entitled to bring a claim for contribution under Section 113(f)(3)(B) of CERCLA. Ongoing litigation may be protracted, and we may incur additional ongoing legal expenses, which are not estimable at this time. Should we ultimately be held liable, damages may be assessed by the Court in accordance with CERCLA.
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

     On February 19, 2010, and through March 3, 2010, a total of five lawsuits initiated by purported shareholders of Portec Rail have been filed against several named defendants. These lawsuits are directly related to the Agreement and Plan of Merger with L.B. Foster Company and Foster Thomas Company. We are currently working with legal counsel to prepare our response to, and defense against these claims. Following is a summary of these lawsuits:

Date
Filed	Court	Plaintiff	Defendants
2/19/2010	Circuit Court of Kanawha County, West Virginia	Barbara Petkus, individually and on behalf of all others similarly situated.	Portec Rail Products, Inc., Richard J. Jarosinski, Marshall T. Reynolds, John S. Cooper, Louis J. Akers, Philip E. Cline, Daniel P. Harrington, A. Michael Perry, Douglas V. Reynolds, Neal W. Scaggs, Philip Todd Shell, Kirby J. Taylor, and Thomas W. Wright

2/24/2010	Court of Common Pleas, Allegheny County, Pennsylvania	Everett Harper, on behalf of himself and others similarly situated.	Marshall T. Reynolds, John S. Cooper, Louis J. Akers, Philip E. Cline, Daniel P. Harrington, A. Michael Perry, Douglas V. Reynolds, Neal W. Scaggs, Philip Todd Shell, Kirby J. Taylor, Thomas W. Wright, Portec Rail Products, Inc., L.B. Foster Company and Foster Thomas Company

2/24/2010	Court of Common Pleas, Allegheny County, Pennsylvania	Richard S. Gesoff	Marshall T. Reynolds, John S. Cooper, Louis J. Akers, Philip E. Cline, Daniel P. Harrington, A. Michael Perry, Douglas V. Reynolds, Neal W. Scaggs, Philip Todd Shell, Kirby J. Taylor, Thomas W. Wright, Portec Rail Products, Inc., L.B. Foster Company and Foster Thomas Company

3/02/2010	Court of Common Pleas, Allegheny County, Pennsylvania	Scott Phillips, individually and on behalf of all others similarly situated.	L.B. Foster Company, Marshall T. Reynolds, John S. Cooper, Louis J. Akers, Philip E. Cline, Daniel P. Harrington, A. Michael Perry, Douglas V. Reynolds, Neal W. Scaggs, Philip Todd Shell, Kirby J. Taylor, Thomas W. Wright, Portec Rail Products, Inc., and Foster Thomas Company

3/03/2010	Circuit Court of Kanawha County, West Virginia	John Furman, individually and on behalf of all others similarly situated.	Marshall T. Reynolds, John S. Cooper, Louis J. Akers, Philip E. Cline, Daniel P. Harrington, A. Michael Perry, Douglas V. Reynolds, Neal W. Scaggs, Philip Todd Shell, Kirby J. Taylor, Thomas W. Wright, Portec Rail Products, Inc., L.B. Foster Company and Foster Thomas Company
     The lawsuits allege, among other things, that Portec Rail’s directors breached their fiduciary duties and L.B. Foster and Purchaser aided and abetted such alleged breaches of fiduciary duties. Based on these allegations, the lawsuits seek, among other relief, injunctive relief enjoining the defendants from consummating the Offer and the Merger. They also purport to seek recovery of the costs of the action, including reasonable legal fees. Ongoing litigation may be protracted, and we may incur additional ongoing legal expenses, which are not able to be estimated at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted during the fourth quarter of the year ended December 31, 2009 to a vote of security holders.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Portec Rail Products, Inc. common stock is currently listed on the NASDAQ Global Market under the symbol “PRPX.” Trading in the Company’s common stock on the NASDAQ Global Market commenced in January 2004. As of February 28, 2010, there were 9,602,029 shares of Portec Rail Products, Inc. common stock issued and outstanding and approximately 184 shareholders of record, which does not include shares held by shareholders in broker accounts.
     Set forth below is information regarding the payment of dividends and our high and low bid and asked price for each quarter of 2009 and 2008.

Quarter Ended- 2009	High	Low	Dividends
March 31	$7.75	$4.65	$0.06
June 30	10.25	5.91	0.06
September 30	10.71	8.51	0.06
December 31	10.89	8.55	0.06

Quarter Ended- 2008	High	Low	Dividends
March 31	$11.64	$8.21	$0.06
June 30	12.90	10.50	0.06
September 30	12.44	8.25	0.06
December 31	9.09	4.08	0.06
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
     No securities were repurchased by the Company during the year ended December 31, 2009.

Stock Performance Graph
     The following graph demonstrates a comparison of total cumulative returns for the Company’s common stock, the Dow Jones U.S. Industrial Transportation Index, and the NASDAQ Composite Index. The graph assumes an investment of $100 on January 1, 2005 in the Company’s common stock and in each of the stocks comprising the indices. Each of the indices assumes that all dividends were reinvested and that the investment was maintained to and including December 31, 2009, the end of the Company’s 2009 fiscal year.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Portec Rail Products, Inc.	100.00	128.36	100.25	112.09	75.74	115.39
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
Dow Jones Transportation Index	100.00	111.66	122.61	124.55	76.91	91.20

Compensation Plans
     Set forth below is information as of December 31, 2009 regarding equity compensation plans that have been approved by shareholders. We have no equity based benefit plans that were not approved by shareholders.

Number of
	Number of securities				securities
	to be issued upon				remaining
	exercise of		Number of securities		available for
	outstanding options		issued on exercise of	Weighted average	issuance under
Plan	and rights		options and rights	exercise price	plan
Equity compensation plans approved by shareholders	139,000	(1)	250	$9.69	10,750	(2)

Equity compensation plans not approved by shareholders	-0-		-0-	N/A	-0-

Total	139,000		250	$9.69	10,750

(1)	Consists of 79,250 stock options granted on January 16, 2007, 72,750 stock options granted on January 30, 2008 and 1,750 granted on July 2, 2008 under the 2006 Stock Option Plan less 3,800, 8,700, and 2,000 stock options forfeited during 2009, 2008 and 2007, respectively and 250 options which were exercised during 2008.

(2)	Based upon 150,000 shares of common stock authorized for issuance pursuant to grants of incentive and non-statutory stock options.
ITEM 6. SELECTED FINANCIAL DATA
     The following tables set forth selected consolidated historical financial data of Portec Rail Products, Inc. for the periods and at the dates indicated. The information is derived in part from, and should be read together with, the audited consolidated financial statements and notes thereto of Portec Rail Products, Inc.

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars In thousands, except per share data)
Income Statement Data:
Net sales	$92,221	$109,017	$109,503	$99,225	$90,793
Cost of sales	60,871	73,445	74,995	68,848	61,235

Gross profit	31,350	35,572	34,508	30,377	29,558
Selling, general and administrative	21,626	22,635	22,781	22,117	19,641
Amortization expense	1,116	1,199	1,241	926	698

Operating income	8,608	11,738	10,486	7,334	9,219
Interest expense	298	805	1,247	1,105	856
Other (income)/expense, net	(191)	(87)	246	140	248

Income before income taxes	8,501	11,020	8,993	6,089	8,115
Provision for income tax	1,696	3,241	2,862	1,469	2,288

Net income	$6,805	$7,779	$6,131	$4,620	$5,827

Earnings per share:
Basic & Diluted	$0.71	$0.81	$0.64	$0.48	$0.61
Cash dividends paid per share	$0.24	$0.24	$0.24	$0.24	$0.21
Weighted average shares outstanding:
Basic & Diluted	9,602,029	9,601,928	9,601,779	9,601,779	9,601,779

	At December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Balance Sheet Data:
Working capital(1)	$29,110	$23,804	$24,445	$24,771	$25,415
Total assets	102,542	96,823	104,226	101,682	88,869
Short-term debt	8,086	6,500	6,865	5,655	3,847
Long-term debt and capital lease obligations, net of current portion	2,667	6,110	9,463	13,737	10,402
Total shareholders’ equity	65,748	58,176	59,897	53,096	50,448

(1)	Working capital represents total current assets less total current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Results of Operations
Year Ended December 31, 2009 compared to the Year Ended December 31, 2008
     Net Sales. Net sales for the year ended December 31, 2009 were $92.2 million compared to $109.0 million for the year ended December 31, 2008, a decrease of $16.8 million, or 15.4% from the previous year. Net sales at our United Kingdom segment declined $9.1 million; net sales at our SSD segment were lower by $5.4 million, net sales from our RMP segment declined $2.0 million and net sales from our Canada segment declined $311,000 in 2009. The decrease in sales of $9.1 million at our United Kingdom segment is due to a combination of lower demand for material handling products resulting from economic conditions within the United Kingdom, lower sales of friction management products, and an unfavorable foreign currency translation of $2.9 million that negatively impacted net sales across all major product lines. The decrease of $5.4 million in net sales at our SSD segment is primarily due to weakened demand across most major product lines, in particular the automotive product group, resulting from difficult economic conditions in 2009. The net sales decrease of $2.0 million for our RMP segment is due to lower sales of track components and other products and services, partially offset by higher sales of friction management products. The decline in net sales of $311,000 at our Canada segment is a result of an unfavorable foreign currency translation of $2.2 million that negatively impacted net sales across all major product lines, partially offset by an increase of $1.9 million in higher sales of both Kelsan friction management products and our track component products.

     Cost of Goods Sold. Cost of goods sold (COGS) decreased to $60.9 million for the year ended December 31, 2009, a decrease of $12.6 million or 17.1%, from $73.4 million during the comparable period in 2008, primarily due to lower sales volume. Our COGS as a percentage of net sales for the year ended December 31, 2009 was 66.0%, a decrease of 1.4%, from 67.4% for the prior period in 2008. The components of COGS, including direct material, direct labor and overhead, remained relatively consistent as a percentage of net sales during 2009 compared to 2008. On a period to period basis, our COGS is primarily driven by product mix, as our diverse product groups have different cost components.
     Gross Profit. Our consolidated gross profit decreased to $31.4 million for the year ended December 31, 2009, a decrease of $4.2 million or 11.9%, from $35.6 million for the comparable period in the prior year. This decrease is due to lower gross profit of $3.1 million at our United Kingdom operations, $2.1 million at SSD and $443,000 at RMP, partially offset by higher gross profit at our Canadian operations of $1.4 million. The $3.1 million decrease at our United Kingdom operations is primarily due to an unfavorable foreign currency translation of $2.3 million that negatively impacted gross profit across all major product lines, along with lower gross profit from lower material handling product sales. Gross profit at SSD declined $2.1 million in the current period, primarily due to lower sales volume across all major product lines. Gross profit at RMP declined $443,000 in the current period, primarily due to lower gross profit on lower sales volume of track component products, partially offset by higher gross profit on higher sales of friction management products. The increase in gross profit at our Canadian operations of $1.4 million is a combination of a $2.1 million increase in gross profit on higher sales of both Kelsan friction management and Montreal track component products, partially offset by an unfavorable foreign currency translation of $726,000 that negatively impacted gross profit.
     Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expense decreased to $21.6 million for the year ended December 31, 2009, a decrease of $1.0 million or 4.5% from $22.6 million for the year ended December 31, 2008. This decrease is due to lower SG&A expenses of $1.2 million at our United Kingdom operations and $284,000 at SSD, partially offset by higher SG&A expenses of $301,000 at our Canadian operations and $212,000 in corporate shared services in the current period. The lower SG&A expense of $1.2 million at our United Kingdom operations is primarily due to a favorable foreign currency translation of $734,000 that positively impacted SG&A expense and thus lowered expenses, along with a decrease of $491,000 due to lower employee salaries, benefit costs and incentive expense. SG&A expense for SSD decreased $284,000 in the current period, primarily due to lower employee salaries, benefit costs and incentive expense and business travel expenses in the current period. SG&A expense for our Canadian operations increased $301,000 in the current period due to a combination of $647,000 of higher employee salaries and benefit costs, higher incentive expense due to higher profitability, increased research and development expense due to product development efforts, partially offset by lower business travel expense and lower franchise taxes due to provincial tax law changes. Our Canadian operations’ SG&A expense was also affected by a foreign currency translation in the amount of $346,000 which lowered SG&A expense. The $212,000 increase in SG&A at corporate shared services is primarily due to higher consulting expenses in 2009, and increased actuarial expense related to our domestic defined benefit pension plan.
     Interest Expense. Interest expense decreased to $298,000 for the year ended December 31, 2009, a decrease of $507,000 or 63.0%, from $805,000 for the comparable period in 2008. The decrease is primarily due to lower interest rates on our debt obligations and the reduction of outstanding debt from $12.6 million at December 31, 2008 to $10.8 million at December 31, 2009.
     Provision for Income Taxes. The provision for income taxes decreased to $1.7 million for the year ended December 31, 2009 from $3.2 million for the comparable period in 2008, reflecting a decrease in income before taxes from $11.0 million for the year ended December 31, 2008 to $8.5 million for the year ended December 31, 2009. The effective tax rates on reported taxable income were 19.9% and 29.4% for the years ended December 31, 2009 and 2008, respectively. Tax rates in our foreign jurisdictions range from 30.0% to 35.5%. As such, our consolidated effective tax rate is impacted by our foreign locations pro-rata share of consolidated income before taxes and related tax expense or benefit. Our consolidated effective tax rate also reflects research and development tax credits at our Canadian operations, which reduced income tax expense by $369,000 and $465,000, or 4.3% and 4.2% for the years ended December 31, 2009 and 2008, respectively. Additionally, income tax expense for the year ended December 31, 2009 is lower by approximately $342,000 or 4.0%, due to additional research and development credits for RMP, SSD and our United Kingdom operations that relate to benefits claimed in the current and prior years and extraterritorial income (ETI) provisions for RMP and SSD that relate to benefits from prior years. Of this $342,000, approximately $200,000 or $0.02 per share of income tax benefits were recognized in the fourth quarter 2009.

     Net Income. Net income decreased to $6.8 million for the year ended December 31, 2009, a decrease of $974,000 or 12.5%, from $7.8 million for the comparable period in 2008. Our basic and diluted net income per share decreased to $0.71 for the year ended December 31, 2009, from $0.81 per share for the comparable period in 2008, on average shares outstanding of 9,602,029, and 9,601,928 for the years ended December 31, 2009 and 2008, respectively.
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
     Gross Profit. Our consolidated gross profit increased to $35.6 million for the year ended December 31, 2008, an increase of $1.1 million or 3.1%, from $34.5 million for the comparable period in the prior year. This increase is due to increases of $2.1 million at our Canadian operations and $383,000 at SSD, partially offset by lower gross profit at our United Kingdom operations of $1.0 million and $414,000 at RMP. The $2.1 million increase at our Canadian operations is due to a favorable product mix, as sales of our friction management products were significantly higher in the current period. Gross profit at our United Kingdom operations declined $1.0 million, reflecting a combination of an unfavorable foreign currency translation of $717,000 that negatively impacted gross profit, lower gross profit on material handling product sales of approximately $690,000, and higher gross profit of $413,000 on sales of friction management products. The decrease of $414,000 in gross profit at RMP is a combination of lower gross profit of $1.3 million on lower sales of Salient Systems’ products due to weaker demand in the current period, higher gross profit of $449,000 contributed by the track component product line due to lower warranty expense associated with defective BTRs in 2008 than in 2007 (See Note 10: Commitments and Contingencies, Page 66), and higher gross profit on sales of friction management products in 2008.
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
     Other (Income)/Expense. Other income of $87,000 for the year ended December 31, 2008, includes foreign currency transaction gains of $206,000, interest income of $68,000 and an insurance policy deductible recovery of $25,000, partially offset by losses on disposals of fixed assets of $236,000. Other expense of $246,000 for the year ended December 31, 2007 includes foreign currency transaction losses of $354,000 and an impairment charge of $50,000 related to the sale of our Troy, NY property in May 2007 (See Note 13: Impairment of Long-Lived Assets, Page 71). These expenses for the year ended December 31, 2007 were partially offset by an insurance policy recovery of $114,000 and rental income of $18,000 on our Troy, NY property prior to its sale in May 2007.
     Provision for Income Taxes. The provision for income taxes increased to $3.2 million for the year ended December 31, 2008 from $2.9 million for the comparable period in 2007, reflecting an increase in income before taxes from $9.0 million for the year ended December 31, 2007 to $11.0 million for the year ended December 31, 2008. The effective tax rates on reported taxable income were 29.4% and 31.8% for the years ended December 31, 2008 and 2007, respectively. Tax rates in our foreign jurisdictions range from 30.0% to 35.5%. As such, our consolidated effective tax rate is impacted by our foreign locations pro-rata share of consolidated income before taxes and related tax expense or benefit. Our consolidated effective tax rate also reflects research and development tax credits at our Canadian operations, which reduced income tax expense by $465,000 and $314,000, or 4.2% and 3.5% for the years ended December 31, 2008 and 2007, respectively. Income tax expense for the year ended December 31, 2007 is higher by approximately $128,000 or 1.4%, due to the income tax on the gain recorded in the United Kingdom on the sale in March 2007 of our Wrexham, Wales, United Kingdom facility. In conjunction with this transaction, the gain reported in the United Kingdom was effectively eliminated in the U.S. by the write-off of the remaining step-up basis, which originated in connection with the purchase of the Company in 1997.
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

     Railway Maintenance Products Division — “RMP”. Our RMP business segment manufactures and assembles track components and related products, friction management products, and wayside data collection and data management systems. We also provide services to railroads, transit systems and railroad contractors, and are a distributor and reseller of purchased track components and lubricants manufactured by third parties. Our manufactured and assembled track component and friction management products consist primarily of standard and insulated rail joints, friction management systems and wayside data collection and data management systems. Our purchased and distributed products consist primarily of various lubricants. RMP’s largest customers are Class I railroads in North America. For the years ended December 31, 2009, 2008 and 2007, RMP’s consolidated external sales to its two largest customers represented 38%, 28% and 32%, respectively.

	Year Ended December 31,
	2009	2008	2007
		(In thousands)
External sales	$44,247	$46,268	$50,327
Intersegment sales	1,669	2,969	1,993
Operating income	5,998	6,447	7,071

Sales by product line (1)
Track component products	$19,849	$24,175	$28,063
Friction management products and services	17,687	15,720	14,977
Wayside data collection and data management systems	5,087	5,170	6,685
Other products and services	3,293	4,172	2,595

Total product and service sales	$45,916	$49,237	$52,320

(1)	Includes intersegment sales.
     For the year ended December 31, 2009, external sales for RMP decreased by $2.0 million or 4.4%, to $44.2 million from $46.3 million during the comparable period in 2008. The decrease in external sales is primarily due to lower sales of track components and other products and services, partially offset by higher sales of friction management products. Freight railway traffic volumes in North America were lower in 2009 compared to 2008 by approximately an average of 20%, which directly impacted demand for our track component products. Cost of goods sold, including direct material, direct labor and overhead, as a percentage of net external sales for RMP remained consistent between 2008 and 2009. Operating income for the year ended December 31, 2009 decreased to $6.0 million from $6.4 million for the comparable period in 2008, a decrease of $449,000 or 7.0%. The decrease in operating income is primarily due to lower gross profit on lower sales of track components and other products and services, partially offset by higher gross profit on higher sales of friction management products.
     For the year ended December 31, 2008, external sales for RMP decreased by $4.1 million or 8.1%, to $46.3 million from $50.3 million during the comparable period in 2007. The decrease in external sales is primarily due to lower sales of Salient Systems’ products and track component products, reflecting weaker demand, partially offset by higher sales of friction management products, and sales of our locomotive car repair products and services, which are included in other products and services. Operating income for the year ended December 31, 2008 decreased to $6.4 million from $7.1 million for the comparable period in 2007, a decrease of $624,000 or 8.8%. The decrease in operating income is primarily due to lower gross profit on lower sales of our Salient Systems’ products, partially offset by higher gross profit on higher sales of friction management products and other products and services. Additionally, we incurred $1.3 million of warranty expense in 2007 related to defective BTR’s. During 2008, we did not incur any warranty expense related to this issue (See Note 10: Commitments and Contingencies, Page 66). Also contributing to the lower operating income is an increase of $196,000 in selling, general and administrative expenses at RMP, primarily due to higher professional fees and higher employee salary and benefit costs.

     Shipping Systems Division —“SSD”. Our SSD segment engineers and sells load securement systems and related products to the railroad freight car market. These systems are used to secure a wide variety of products and lading onto freight cars. Most of the assembly work for SSD is performed at RMP’s Huntington, West Virginia manufacturing plant, although some manufacturing is subcontracted to independent third parties. The results of operations for the SSD segment include the results from our Vulcan load securement products, which were purchased from Vulcan Chain Corporation in October 2006. For the years ended December 31, 2009, 2008 and 2007, SSD’s two largest customers represented 44%, 44% and 33% of external sales, respectively.

	Year Ended December 31,
	2009	2008	2007
		(In thousands)
External sales	$5,292	$10,679	$8,817
Intersegment sales	—	—	(3)
Operating income	43	1,836	1,624

Sales by product line (1)
Chain securement systems	$2,050	$3,087	$2,331
Automotive products	2,682	6,298	4,939
Strap securement systems	176	419	759
All other load securement systems	384	875	785

Total product and service sales	$5,292	$10,679	$8,814

(1)	Includes intersegment sales.
     For the year ended December 31, 2009, external sales for SSD decreased by $5.4 million or 50.4%, to $5.3 million from $10.7 million during the comparable period in 2008. The $5.4 million decrease in external sales is primarily due to lower sales across all major product lines, in particular the automotive products, due to the economic recession, which has weakened demand for the products supplied by SSD. Cost of goods sold, including direct material, direct labor and overhead, as a percentage of net sales was unfavorably impacted by a lower absorption rate of overhead costs in the current period, primarily due to lower sales volume in the current period. Operating income for the year ended December 31, 2009 decreased to $43,000 from $1.8 million during the comparable period in 2008, a decrease of $1.8 million or 97.7%, primarily due to a $2.0 million decrease in gross profit resulting from lower sales of all SSD products, partially offset by lower SG&A expense of $284,000, due to lower incentive expense on lower profitability and lower business travel expenses in the current period.
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

     Portec Rail Nova Scotia Company — “Canada”. Our Canadian operations include a manufacturing operation near Montreal, Quebec, and a manufacturing and technology facility in Vancouver, British Columbia (Kelsan Technologies Corp. – “Kelsan”). Our Montreal operation manufactures rail anchors and rail spikes and assembles friction management products primarily for the two largest Canadian railroads. Rail anchors and spikes are devices to secure rails to the ties to restrain the movement of the rail tracks. Kelsan’s two primary product lines are stick lubrication and application systems and a liquid friction modifier, KELTRACK®. Kelsan manufactures its stick and applicator systems in Vancouver and subcontracts the manufacturing of the KELTRACK® product line. For the years ended December 31, 2009, 2008 and 2007, Canada’s consolidated external sales to its two largest customers represented 61%, 54% and 64%, respectively.

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except translation rate)
External sales	$26,176	$26,486	$23,059
Intersegment sales	7,657	7,472	7,065
Operating income (1)	5,521	4,323	2,470
Average translation rate of Canadian dollar to United States dollar	0.8839	0.9411	0.9419

Sales by product line (2)
Track component products (3)	$15,236	$14,954	$15,406
Friction management products and services	17,623	17,257	13,520
Other products and services	974	1,747	1,198

Total product and service sales	$33,833	$33,958	$30,124

(1)	Operating income includes an operating loss from Portec Rail Nova Scotia Company of $575,000, $654,000 and $631,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

(2)	Includes intersegment sales.

(3)	Formerly referred to as “Rail anchors and spikes”
     For the year ended December 31, 2009, external sales for Canada decreased by $310,000 or 1.2%, to $26.2 million from $26.5 million during the comparable period in 2008. The decrease in external sales of $310,000 is a result of an unfavorable foreign currency translation of $2.2 million that negatively impacted net sales across all major product lines, partially offset by an increase of $1.9 million in higher sales of both Kelsan friction management products and our track component products. Direct material and direct labor costs, which are components of Cost of Good Sold (COGS), as a percentage of net sales remained consistent in the current period compared to the prior year; however, overhead costs as a percentage of net sales declined in the current period due primarily to improved manufacturing productivity on our track components at our Montreal location. Operating income for the year ended December 31, 2009 increased to $5.5 million from $4.3 million during the comparable period in 2008, an increase of $1.2 million or 27.7%. The increase in operating income is primarily due to higher gross profit of $2.1 million due to higher sales volume of our friction management and track component products, partially offset by a foreign currency translation which reduced operating income by $338,000. Operating income was also reduced by an increase in SG&A expense of $647,000 due to higher employee salaries and benefit costs, higher incentive expense due to higher profitability and increased research and development expense due to product development efforts, partially offset by lower business travel expense and lower franchise taxes due to provincial tax law changes.
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

     Portec Rail Products (UK) Ltd. — “United Kingdom”. In the United Kingdom, we operate and serve our customers in two different markets. The United Kingdom’s rail business, which comprised approximately 76%, 64% and 58% of total segment sales for the years ended 2009, 2008 and 2007, respectively, includes sales of friction management and track component products and services to the United Kingdom passenger rail network. For the years ended December 31, 2009, 2008 and 2007, our two largest rail customers represented 20%, 31% and 24% of total external sales, respectively.
     Over the same time period described above, our material handling business represented approximately 24%, 36% and 42%, respectively, of the total sales generated by our United Kingdom segment. Our major product lines in this market include overhead and floor conveyor systems, boom conveyors, racking systems and mezzanine flooring systems. The end users of our products are primarily United Kingdom-based companies in the manufacturing, distribution, garment and food industries. As our material handling products are primarily dependent upon the capital spending plans of manufacturers, our largest customers vary each year depending upon the contracts that are secured. For the years ended December 31, 2009, 2008 and 2007, our two largest material handling customers represented 5%, 8% and 8% of total external sales, respectively.
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

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except translation rate)
External sales	$16,506	$25,584	$27,300
Intersegment sales	2	—	146
Operating income	518	2,394	2,956
Average translation rate of British pound sterling to United States dollar	1.5714	1.8432	2.0086

Sales by product line (1)
Friction management products and services	$8,388	$11,172	$10,407
Track component products	4,153	5,218	5,519
Material handling products	3,967	9,194	11,520

Total product and service sales	$16,508	$25,584	$27,446

(1)	Includes intersegment sales.
     For the year ended December 31, 2009, external sales at our United Kingdom operations decreased $9.1 million or 35.5%, to $16.5 million from $25.6 million during the comparable period in 2008. The decrease in external sales of $9.1 million at our United Kingdom segment is due to a combination of lower demand for primarily material handling products resulting from economic conditions within the United Kingdom, lower sales of friction management products, and an unfavorable foreign currency translation of $2.9 million that negatively impacted net sales across all product lines. Cost of good sold, including direct material, direct labor and overhead, as a percentage of net sales increased slightly due to a lower overhead absorption rate in the current period, primarily due to lower sales volume. Operating income for the year ended December 31, 2009 decreased to $518,000 from $2.4 million during the comparable period in 2008, a decrease of $1.9 million or 78.4%. The decrease in operating income is primarily due to lower gross profit on lower sales volume across all major product lines, along with a foreign currency translation of $71,000 that negatively impacted operating income in the current period. Partially offsetting the lower gross profit are lower SG&A expenses of $491,000 due to lower employee salary and benefit costs and incentive expense in the current period.
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
Liquidity and Capital Resources
     Our cash flow from operations is the primary source of financing for internal growth, capital expenditures, repayments of long-term contractual obligations, dividends to our shareholders and other commercial commitments. The most significant risk associated with our ability to generate sufficient cash flow from operations is the overall level of demand for our products. Our total cash balance is $14.3 million at December 31, 2009. We may use this cash for acquisitions, product line expansions or general corporate purposes. In addition to cash generated from operations, we have revolving and overdraft credit facilities in place to support the working capital needs of each of our business segments. We believe that cash flow from operations and the ability to borrow additional cash under our working capital credit facilities along with our existing cash balances will be sufficient to meet our cash flow needs over the next twelve months.
Cash Flow Analysis.
     For the year ended December 31, 2009, we generated $13.5 million in cash from operating activities compared to $10.1 million for the year ended December 31, 2008. Cash generated from operating activities during the year ended December 31, 2009 includes net income of $6.8 million, a decrease of $974,000 from 2008. Depreciation and amortization expense totaled $2.9 million in 2009 compared to $3.1 million in 2008, a decrease of $171,000. Lower inventory balances generated $4.0 million of cash during the current period, primarily due to efforts to reduce inventory levels, while lower accounts payable balances used $2.7 million of cash during the current period, primarily due to lower overall purchasing activity and the timing of vendor payments. Lower accounts receivable balances generated $4.6 million of cash, primarily due to lower sales volumes. Lower accrued expenses used $1.3 million of cash, due to lower company-wide incentive plan accruals, and lower customer deposits at RMP and our Untied Kingdom operations. Additionally, minimum funding requirements of our defined benefit pension plans required cash contributions into the plans of $398,000 during 2009.
     Net cash used in investing activities was $1.1 million in 2009, compared to $2.9 million of cash used in investing activities during 2008. Net cash used in investing activities during 2009 includes $989,000 for capital expenditures. In 2008, we completed two significant capital projects that had begun in 2007 and which totaled $1.9 million. These capital projects pertain to our Bonded-to-Rail (BTRs) joint bar products at our Huntington, West Virginia manufacturing facility, and were previously approved by our Board of Directors. Cash used in investing activities includes contingent consideration paid to the former owners of Vulcan in the amounts of $130,000 and $202,000 for 2009 and 2008, respectively.
     Net cash used in financing activities was $4.6 million in 2009 compared to net cash used in financing activities of $4.9 million in 2008. Net cash used in financing activities during 2009 includes repayment of long-term debt obligations of $4.0 million and cash dividends of $2.3 million on common stock paid to shareholders. Cash provided by financing activities in 2009 includes $1.7 million in net borrowings on our working capital credit facilities, and $300,000 borrowed in February 2009 from Boone County Bank, a related party, to support the capital improvements made to our Huntington, West Virginia manufacturing facility.

Credit Facilities.
     In December 2008, PNC Financial Services Group Inc. (PNC) of Pittsburgh, Pennsylvania completed its acquisition of National City Corp. of Cleveland, Ohio. PNC is currently in the process of integrating National City Bank into its operations. We have several lending facilities with PNC. We are unsure what impact, if any, that the acquisition of National City by PNC may have on our existing credit facilities.
     Our credit facility with PNC is a term loan and revolving credit facility that provided the financing for the Kelsan acquisition in November 2004 and the Vulcan asset acquisition in October 2006, and also supports the working capital requirements of our United States and Canadian business units. The components of this facility are as follows: 1) a $7.0 million United States revolving credit facility; 2) a $4.8 million ($5.0 million CDN) revolving credit facility for our Canadian operations; 3) an outstanding term loan in the original amount of $4.9 million that replaced the term loan in the original amount of $14.9 million ($17.6 million CDN) provided for the Kelsan acquisition in November 2004; and 4) an outstanding term loan in the original amount of $3.0 million provided in November 2006 for the Vulcan asset acquisition. As of December 31, 2009 we had two outstanding letters of credit in the amount of $372,000 under our United States revolving credit facility, and we had the ability to borrow an additional $6.9 million under the United States and Canadian revolving credit facilities. This agreement contains financial covenants that require us to maintain a current ratio, cash flow coverage and leverage ratios, and maintain minimum amounts of tangible net worth. This credit facility further limits capital expenditures, sales of assets, and additional indebtedness. We were in compliance with all of these financial covenants as of December 31, 2009. For additional details on our debt obligations and credit facilities, see Note 6: Long-Term Debt, Page 52.
     As of December 31, 2009, the balance outstanding on the U.S. revolving credit facility was $4.5 million. The balance outstanding on the Kelsan acquisition loan was $3.0 million at December 31, 2009. The balance outstanding on the Vulcan acquisition loan was $1.1 million at December 31, 2009. Our Canadian revolving credit facility had no outstanding borrowings as of December 31, 2009.
     We have a working capital facility with a United Kingdom financial institution that supports the working capital requirements of our United Kingdom operations and includes an overdraft availability of $1.5 million (£900,000 pounds sterling), $283,000 (£175,000 pounds sterling) for the issuance of performance bonds, and $65,000 (£40,000 pounds sterling) for the negotiation of foreign checks. There were no outstanding borrowings on the facility or any outstanding performance bonds as of December 31, 2009. The balance outstanding on the Coronet Rail acquisition loan was $471,000 (£291,000 pounds sterling) at December 31, 2009.
     In July 2008, we entered into a loan agreement with Boone County Bank, Inc. for a line of credit in the maximum amount of $2.1 million to finance capital expenditures at our manufacturing facility in Huntington, West Virginia. In February 2009 this credit facility was converted to a 60-month term loan at the United States prime rate less 0.25%, and began to amortize at a monthly principal payment of $35,000. As of December 31, 2009 and 2008, the outstanding balance on this facility was $1.7 million and $1.8 million, respectively, and interest accrued at a rate of 3.00% and 3.25%, respectively. This facility has a current maturity date of January 14, 2014. Boone County Bank, Inc. is a related-party (see Note 6: Long-Term Debt, Page 52).

Summary of Contractual Obligations
     The following is a summary of our contractual obligations as of December 31, 2009:

	Payments due by period
		Less			More
		than 1	1 – 3	3 – 5	than 5
Contractual Obligations	Total	year	years	years	years
			(In thousands)
Term loans	$6,253	$3,586	$2,212	$455	$—

Purchase obligations	2,700	2,700	—	—	—

Operating leases (1)	4,585	1,279	1,622	877	807

Working capital facilities	4,500	4,500	—	—	—

Future interest payments (2)	171	102	61	8	—

Pension contributions (3)	3,241	563	1,460	1,218	—

Total contractual obligations (4)	$21,450	$12,730	$5,355	$2,558	$807

(1)	The majority of our future operating lease obligations are for property leases at our operating locations. There are no unusual terms or conditions within these leases.

(2)	Represents future interest payments on long-term debt obligations as of December 31, 2009. Assumes that interest rates on our long-term debt agreements at December 31, 2009 will continue for the life of the agreements.

(3)	Pension plan contributions that may be required more than one year from December 31, 2009 will be dependent upon the performance of plan assets.

(4)	As a result of adopting FASB ASC Topic 740, Income Taxes, we recognized an initial liability of $313,000 related to uncertain tax positions. We recognized a total of $123,000 and $0 of expense related to uncertain tax positions during 2009 and 2008, respectively. This amount is included within other long-term liabilities on the December 31, 2009 and 2008 consolidated balance sheet. However, because of the high degree of uncertainty regarding the timing of future cash flows associated with this uncertain tax liability, we cannot reasonably estimate the periods of related future payments, and as such, we have excluded the uncertain tax position liability from the contractual obligations table.
Financial Condition
     Higher foreign currency translation rates had a significant impact on our consolidated balance sheet as of December 31, 2009, as the conversion of our foreign subsidiaries’ balance sheets into U.S. dollars is at a higher rate as of December 31, 2009 than at December 31, 2008. At December 31, 2009 total assets were $102.5 million, an increase of $5.7 million from $96.8 million as of December 31, 2008. The increase in assets at December 31, 2009 is primarily due to an $8.9 million increase in cash and cash equivalents, which is a primarily a result of $13.5 million of cash generated by operating activities in 2009. Additionally, higher intangible assets and goodwill balances of $1.8 million contributed to the total asset increase, and are primarily due to higher foreign currency translation rates at December 31, 2009 compared to December 31, 2008.
     Total outstanding debt obligations at December 31, 2009 decreased by $1.9 million or 14.7%, to $10.8 million as of December 31, 2009, from $12.6 million at December 31, 2008. The decrease in total outstanding debt obligations is primarily due to the repayment of long-term debt obligations during 2009.
     Our consolidated shareholders’ equity was positively impacted by $7.6 million during 2009, of which $3.3 million is due to the impact of higher foreign currency translation rates in converting our foreign subsidiary balance sheets into U.S. dollars at December 31, 2009. Actuarial losses on our defined benefit pension plans and post-retirement benefit plan in 2009 negatively impacted our December 31, 2009 shareholders’ equity by $340,000.
     The majority of our track components products that we manufacture and sell, such as our rail joints, rail anchors and rail spikes require steel as a major element in the production process. Worldwide steel prices have been volatile in the last few years, which resulted in surcharges at times being added to raw material costs, and other times resulting in higher base prices for certain steel. We have been successful in passing on higher steel prices to our customers in most circumstances over the last few years. In 2009, steel prices for the most part have been lower than in recent years. We continue to monitor the price of our primary raw materials. If a prolonged increase in steel prices occurred and we are unable to pass on these higher costs to our customers, our future earnings could be negatively impacted.
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

     Goodwill and Other Intangible Assets. In accordance with FASB ASC Topic 350, Goodwill and Other Intangible Assets, we classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. We assess the impairment of goodwill and other intangible assets at least annually and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the goodwill of each of our reporting units and our indefinite-lived intangible assets for impairment as required under FASB ASC 350. FASB accounting standards require that goodwill be tested for impairment using a two-step process. The first step is to test for a potential impairment and the second step measures the amount of an impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. The fair values of our reporting units are determined using a discounted cash flow analysis based upon historical and projected financial information. The intangible assets of our business segments are tested following the same process. The estimates of future cash flows, discount rates, and long-term growth rates, based on reasonable and supportable assumptions and projections, require our judgment. Factors that could change the result of our goodwill and intangible asset impairment tests include, but are not limited to, different assumptions used to forecast future revenue, expenses, capital expenditures and working capital requirements used in our cash flow models. In addition, selection of a risk-adjusted discount rate on the estimated undiscounted cash flow is susceptible to future changes in market conditions and when unfavorable, can adversely affect our original estimates of fair values. As such, to account for the uncertainty inherent in our estimates and future projections, we perform sensitivity analyses to determine our margin of error. Since adoption of FASB ASC 350, we have not recognized any impairment of goodwill or other intangible assets.
     Our amortizable intangible assets are evaluated for impairment in accordance with FASB ASC Topic 360, Accounting for Impairment or Disposal of Long-Lived Assets. FASB ASC 360 requires amortizable intangible assets to be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. Furthermore, FASB ASC 360 presents six factors that should be considered in conjunction with a company’s intangible assets as the presence of any one of these factors might indicate that the asset is impaired. Since the adoption of FASB ASC 360, we have not recognized any impairment of intangible assets.
     Warranty Reserves. Most of our products are covered by a replacement warranty. We establish warranty reserves for expected warranty claims based upon our historical experience, or for known warranty issues and their estimable replacement costs. We feel our estimates are appropriate to cover any know warranty issues. However any changes in estimates may have an impact on our results of operations.
     Pension and Other Post-Retirement Benefit Obligations. We maintain defined benefit pension plans in the United States and the United Kingdom that cover a significant number of our active employees, former employees and retirees. We account for these plans as required under FASB ASC 715, Compensation — Retirement Benefits. Accounting procedures pertaining to defined benefit pension plans and other post-retirement benefit plans require significant judgments and estimates. These amounts are determined using actuarial methodologies and incorporate significant assumptions, including the rate used to discount the future estimated liability, inflation, the long-term rate of return on plan assets and mortality tables. Management has mitigated the future liability for active employees by freezing all defined benefit pension plans effective December 31, 2003. The rate used to discount future estimated liabilities is determined based upon a hypothetical double A yield curve represented by a series of annualized individual discount rates from one-half to thirty years. Our inflation assumption is based on an evaluation of external market indicators. The long-term rate of return is estimated by considering historical returns and expected returns on current and projected asset allocations. The effects of actual results that differ from these assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligations in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our obligations and future expense.
     We maintain a post-retirement benefit plan at our Canadian operation near Montreal, which provides retiree life insurance, health care benefits and, for a closed group of employees, dental care. We account for this plan under FASB ASC 715, Compensation – Retirement Benefits. Actuarial estimates are determined using the projected benefit method pro rated on service and significant management assumptions, including salary escalation, retirement ages of employees and expected health care costs. Retirement benefit plan adjustments and changes in assumptions are amortized to earnings over the estimated average remaining service life of the members and, therefore, generally affect recognized expense and the recorded obligations in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our obligations and future expense.
     Our retirement benefit plan liability is inversely impacted by the interest rate used in our actuarial calculation. As a result, when interest rates decline, the actuarially calculated retirement benefit plan liability increases. Conversely, as interest rates increase, the actuarially calculated retirement benefit plan liability decreases.
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
     The process of recording deferred tax assets and liabilities involves summarizing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. We must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, a valuation allowance is established. If a valuation allowance is established in a period, an expense is recorded. The valuation allowance is based on our experience and current economic situation. We believe that operations will provide taxable income levels to recover deferred tax assets on our consolidated balance sheet as of December 31, 2009.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to interest rate risk on our contractual long-term debt obligations and our working capital facilities are under floating interest rate arrangements. However, we have determined that these risks are not significant enough to warrant hedging programs. If interest rates increase, we will be exposed to higher interest rates and we will be required to use more cash to settle our long-term debt obligations. As interest rates increase on our variable long-term debt, it will have a negative impact on future earnings because the increased rates will increase our interest expense. Conversely, if interest rates decrease on our variable long-term debt, it will have a positive impact on future earnings because the lower rates will decrease our interest expense. Based upon the long-term debt amount as of December 31, 2009, for every 100 basis point increase or decrease in the interest rate on our long-term debt, our annual interest expense will fluctuate by approximately $108,000.
     In addition, we are exposed to foreign currency translation fluctuations with our international operations. We do not have any foreign exchange derivative contracts to hedge against foreign currency exposures. Therefore, we are exposed to the related effects when the foreign currency exchange rates fluctuate. If the U.S. dollar strengthens against the Canadian dollar and/or the British pound sterling, the translation rate for these foreign currencies will decrease, which will have a negative impact on our operating income. For the year ended December 31, 2009, for every 1/100 change in the exchange rate of the Canadian dollar to the U.S. dollar, our Canadian operation’s operating income would have changed by approximately $59,000. Further, for every 1/100 change in the exchange rate of the British pound sterling to the U.S. dollar, the impact on operating income for our United

Kingdom operations for the year ended December 31, 2009 would have been approximately $3,000. Foreign currency translation fluctuations have no impact on cash flows as long as we continue to reinvest any profits back into the respective foreign operations.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The supplementary data required by this Item (selected quarterly financial data) is provided in Note 12: of the Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

	December 31
	2009	2008
	(In Thousands)
Assets
Current assets
Cash and cash equivalents	$14,279	$5,371
Accounts receivable, net	10,667	14,553
Inventories, net	21,538	23,856
Prepaid expenses and other current assets	1,623	489
Deferred income taxes	160	369

Total current assets	48,267	44,638

Property, plant and equipment, net	10,260	10,203
Intangible assets, net	28,507	27,732
Goodwill	14,463	13,413
Other assets	1,045	837

Total assets	$102,542	$96,823

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$8,086	$6,500
Accounts payable	4,940	7,155
Accrued income taxes	618	513
Customer deposits	873	1,935
Accrued compensation	2,424	2,641
Other accrued liabilities	2,216	2,088

Total current liabilities	19,157	20,832

Long-term debt, less current maturities	2,667	6,110
Deferred income taxes	10,070	7,224
Accrued pension costs	3,809	3,583
Other long-term liabilities	1,091	898

Total liabilities	36,794	38,647

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $1 par value, 50,000,000 shares authorized, 9,602,029 shares issued and outstanding at December 31, 2009 and 2008	9,602	9,602
Additional paid-in capital	25,547	25,443
Retained earnings	33,136	28,635
Accumulated other comprehensive loss	(2,537)	(5,504)

Total shareholders’ equity	65,748	58,176

Total liabilities and shareholders’ equity	$102,542	$96,823

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

	Years Ended December 31
	2009	2008	2007
	(Dollars in Thousands, Except Per Share Data)
Net sales	$92,221	$109,017	$109,503
Cost of sales	60,871	73,445	74,995

Gross profit	31,350	35,572	34,508

Selling, general and administrative	21,626	22,635	22,781
Amortization expense	1,116	1,199	1,241

Operating income	8,608	11,738	10,486

Interest expense	298	805	1,247
Other (income)/expense, net	(191)	(87)	246

Income before income taxes	8,501	11,020	8,993
Provision for income taxes	1,696	3,241	2,862

Net income	$6,805	$7,779	$6,131

Earnings per share
Basic and Diluted	$0.71	$0.81	$0.64

Dividends per share	$0.24	$0.24	$0.24
See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity

					Accumulated
					Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
			(Dollars in Thousands)
Balance at January 1, 2007	9,601,779	$9,602	$25,290	$19,647	$(1,443)	$53,096
Cash dividends on common stock paid to shareholders	—	—	—	(2,304)	—	(2,304)
Stock compensation expense	—	—	52	—	—	52
Cumulative effect of a change in accounting principle (FIN 48)	—	—	—	(313)	—	(313)
Comprehensive income:
Net income	—	—	—	6,131	—	6,131
Minimum pension liability adjustment, net of tax provision of $684	—	—	—	—	1,380	1,380
Foreign currency translation adjustment, net of tax provision of $1,137	—	—	—	—	1,855	1,855

Total comprehensive income						9,366

Balance at December 31, 2007	9,601,779	$9,602	$25,342	$23,161	$1,792	$59,897
Issuance of common stock	250	—	3	—	—	3
Cash dividends on common stock paid to shareholders	—	—	—	(2,305)	—	(2,305)
Stock compensation expense	—	—	98	—	—	98
Comprehensive income:

Net income	—	—	—	7,779	—	7,779
Minimum pension liability adjustment, net of tax benefit of $1,083	—	—	—	—	(1,839)	(1,839)
Foreign currency translation adjustment, net of tax benefit of $3,345	—	—	—	—	(5,457)	(5,457)

Total comprehensive income						483

Balance at December 31, 2008	9,602,029	$9,602	$25,443	$28,635	$(5,504)	$58,176
Cash dividends on common stock paid to shareholders	—	—	—	(2,304)	—	(2,304)
Stock compensation expense	—	—	104	—	—	104
Comprehensive income:
Net income	—	—	—	6,805	—	6,805
Minimum pension liability adjustment, net of tax benefit of $141	—	—	—	—	(340)	(340)
Foreign currency translation adjustment, net of tax provision of $2,028	—	—	—	—	3,307	3,307

Total comprehensive income						9,772

Balance at December 31, 2009	9,602,029	$9,602	$25,547	$33,136	$(2,537)	$65,748

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

	Years Ended December 31
	2009	2008	2007
	(In Thousands)
Operating Activities
Net income	$6,805	$7,779	$6,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,764	1,852	2,343
Amortization expense	1,116	1,199	1,241
Provision for doubtful accounts	65	123	70
Deferred income taxes	708	838	(346)
Pension expense (income)	210	(64)	75
Loss on sale of fixed assets	24	271	81
Pension contributions	(398)	(809)	(207)
Stock-based compensation expense	104	98	52
Impairment of long-lived assets	—	—	50
Changes in operating assets and liabilities:
Accounts receivable	4,604	630	(148)
Inventories	3,991	(4,014)	1,264
Prepaid expenses and other current assets	(657)	(246)	85
Accounts payable	(2,723)	2,467	(1,745)
Income taxes payable	(765)	13	(281)
Accrued expenses	(1,343)	(30)	269

Net cash provided by operating activities	13,505	10,107	8,934

Investing Activities
Purchases of property, plant and equipment	(989)	(2,697)	(2,348)
Proceeds from sale of assets	14	32	2,514
Contingent consideration – business acquisition	(130)	(202)	(168)

Net cash used in investing activities	(1,105)	(2,867)	(2)

Financing Activities
Net increase (decrease) in working capital facilities	1,697	(33)	898
Outstanding checks in excess of funds on deposit	(297)	61	309
Principal payments on promissory notes	(280)	(280)	(280)
Proceeds from term loans	300	6,684	55
Principal payments on term loans	(3,678)	(9,043)	(5,316)
Principal payments on capital leases	—	—	(69)
Issuance of common stock	—	2	—
Cash dividends paid to shareholders	(2,304)	(2,305)	(2,304)
Fees paid to obtain new financing	(14)	(20)	—

Net cash used in by financing activities	(4,576)	(4,934)	(6,707)

Effect of exchange rate changes on cash and cash equivalents	1,084	(1,208)	226

Increase in cash and cash equivalents	8,908	1,098	2,451
Cash and cash equivalents at beginning of period	5,371	4,273	1,822

Cash and cash equivalents at end of period	$14,279	$5,371	$4,273

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$548	$829	$1,314

Income taxes	$2,063	$2,500	$3,211

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

Goodwill and Identifiable Intangible Assets
The Financial Accounting Standards Board (FASB) issued FASB ASC Topic 350, Goodwill and Other Intangible Assets. FASB ASC 350 ceased the amortization of goodwill and other intangible assets with indefinite useful lives. FASB ASC 350 also requires that these assets be reviewed for impairment at least annually. Intangible assets with definite lives will continue to be amortized over their estimated useful lives and will be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We adopted FASB ASC 350 effective January 1, 2002. We are required to test our goodwill for impairment using a two-step process described in FASB ASC 350 on an annual basis or whenever events or circumstances indicate that the fair value of our reporting units may have been affected. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We have established October 1st as our annual measurement date for impairment testing. We completed the annual impairment tests for 2009, 2008 and 2007, and determined that no impairment adjustment was required.
In accordance with FASB ASC Topic 360, Accounting for Impairment or Disposal of Long-Lived Assets, we evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. We measure the carrying amount of the asset against the estimated discounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires that we make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.
Patents
Patents consist of legal and filing costs incurred in obtaining patent protection for product technology. The accounting rules allow for patent costs to be amortized over the legal life or the useful life of the patent, whichever is shorter. We generally amortize patent costs on a straight-line basis over a period of five to twenty years.
Deferred Financing Costs
Deferred financing costs that relate to obtaining debt facilities are capitalized and amortized over the term of the facility using the straight-line method. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.
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
When the estimate on a contract indicates a loss, our policy is to record the entire loss in the accounting period that the loss is determined. The cumulative effect of revisions in estimates of total costs or revenue during the course of the work is reflected in the accounting period in which the facts that caused the revision first become known.
Applicable taxes assessed by governmental authorities, such as sales, use, value added, and some excise taxes are billed to customers at the time of sale and not included as a part of net sales. Theses taxes assessed are remitted as required by each governmental jurisdiction on a monthly, quarterly or annual basis.
Related Party Transactions
Related party transactions are conducted with companies under common control of our shareholders or directors. During 2008, we entered into a loan agreement with Boone County Bank, which is a related party. See Note 6: – Long-Term Debt, Page 52 for further details.
Warranty Obligations
Most of our products are covered by a replacement warranty. We record a liability for product warranty obligations based upon historical warranty claims experience or known warranty issues and their replacement costs. During 2007, we incurred $1.3 million of warranty expense related to RMP’s Bonded to Rail (BTR) joint bars manufactured in Huntington, WV, which are covered by a standard one-year replacement warranty. We did not incur any warranty expense during 2008 related to this issue. At December 31, 2009 and 2008, our BTR warranty accrual was $40,000 and $177,000, respectively. See Note 10: Commitments and Contingencies, Page 66 for further details.
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
Financial Instruments
The carrying value of our financial instruments approximates their fair values as they are short term in nature.
Research and Development
Research and development costs are charged to expense as incurred. Research and development costs incurred during 2009, 2008 and 2007 were approximately $2.8 million, $3.0 million and $2.4 million, respectively.
Advertising Expense
Advertising expense is comprised of trade shows and other promotional expenses. Advertising expenses are charged to income during the period incurred. Advertising expenses charged to income totaled $316,000 in 2009, $299,000 in 2008 and $265,000 in 2007.
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
For the years ended December 31, 2009 and 2008, we determined that our stock options have an anti-dilutive effect on earnings per share, as the incremental shares related to the 2007 and 2008 stock options grants (see Note 14: Stock Options, Page 71) would reduce our average shares outstanding by 26,599 and 24,004 shares, respectively. The incremental shares related to the 2007 stock option grant would reduce our average shares outstanding by 7,126 shares for the year ended December 31, 2007. As such, the anti-dilutive shares are not included in the calculation of diluted earnings per share.

	Years Ended December 31
	2009	2008	2007
	(Dollars in Thousands, Except Share and Per Share Data)
Net income available to common shareholders	$6,805	$7,779	$6,131
Basic common shares:
Weighted average shares outstanding	9,602,029	9,601,928	9,601,779
Diluted average shares outstanding	9,602,029	9,601,928	9,601,779
Basic and diluted earnings per share	$0.71	$0.81	$0.64
Reclassifications
Certain reclassifications have been made to the 2008 and 2007 financial statements to conform to the 2009 financial statement presentation. These reclassifications had no effect on net earnings.
Note 2: Accounts Receivable
Accounts receivable are presented net of an allowance for doubtful accounts. We generally do not require collateral for our trade accounts receivable. We continually evaluate our accounts receivable and adjust our allowance for doubtful accounts for changes in potential credit risk.
Accounts receivable consists of the following:

	December 31
	2009	2008
	(In Thousands)
Accounts receivable	$10,820	$14,671
Less allowance for doubtful accounts	153	118

Net accounts receivable	$10,667	$14,553

Note 3: Inventories
The major components of inventories are as follows:

	December 31
	2009	2008
	(In Thousands)
Raw materials	$9,903	$10,617
Work in process	279	411
Finished goods	11,931	13,727

	22,113	24,755
Less reserve for slow-moving and obsolete inventory	575	899

Net inventory	$21,538	$23,856

Note 4: Property, Plant and Equipment
Property, plant and equipment consist of the following:

	December 31
	2009	2008
	(In Thousands)
Land	$135	$117
Buildings and improvements	7,605	7,402
Machinery and equipment	14,012	13,270
Office furniture and equipment	2,400	1,773
Construction-in-progress	46	86

	24,198	22,648
Less accumulated depreciation	13,938	12,445

Net property and equipment	$10,260	$10,203

Total depreciation expense was $1,764,000, $1,852,000 and $2,343,000 for the years ended December 31, 2009, 2008 and 2007, respectively.
Note 5: Goodwill and Intangible Assets
The net carrying value of our goodwill by business segment is as follows:

	December 31	Acquired	Foreign	December 31
	2008	Goodwill	Exchange	2009
	(In Thousands)
RMP	$4,656	$—	$—	$4,656
SSD	1,458	130	—	1,588
Canada	4,518	—	642	5,160
United Kingdom	2,781	—	278	3,059

Total	$13,413	$130	$920	$14,463

	December 31	Acquired	Foreign	December 31
	2007	Goodwill	Exchange	2008
	(In Thousands)
RMP	$4,656	$—	$—	$4,656
SSD	1,256	202	—	1,458
Canada	5,434	—	(916)	4,518
United Kingdom	3,713	—	(932)	2,781

Total	$15,059	$202	$(1,848)	$13,413

The increase in Acquired Goodwill of our SSD segment pertains to an accrued earn-out based upon sales volume of the railroad product line assets of Vulcan Chain Corporation, which were purchased in October 2006, which is recorded as an increase of the total purchase price in accordance with FASB ASC Topic 805, Business Combinations. During the years ended December 31, 2009 and 2008, we made total earn-out payments of $165,000 and $195,000, respectively to the former owners of Vulcan. We anticipate approximately $70,000 of additional earn-out payments will be made in 2010.

The carrying basis and accumulated amortization of definite lived intangible assets are as follows:

	December 31, 2009
	Amortization	Gross
	Period	Carrying	Accumulated	Net Carrying
Amortizable Intangible Assets	(in years)	Value	Amortization	Amount
	(In Thousands)
Patents & Licensing Agreements

RMP	7	$306	$(65)	$241

SSD	10	43	(11)	32

Canada	7 to 20	1,116	(498)	618

United Kingdom	5	32	(2)	30

		1,497	(576)	921

Kelsan Acquisition
Stick friction modifier product technology	15	6,209	(2,104)	4,105
Keltrack® liquid friction modifier product technology	28	5,841	(1,060)	4,781

		12,050	(3,164)	8,886

Coronet Rail Acquisition

Customer relationships	20	3,044	(567)	2,477

Non-compete agreements	5	31	(12)	19

Supply agreement	10	174	(130)	44

Deferred financing fees	5	51	(40)	11

		3,300	(749)	2,551

Vulcan Product Line Acquisition

Customer relationships	19	2,169	(364)	1,805

Unique customer relationship	17	890	(167)	723

Vehicle restraint assembly technology	11	344	(102)	242

Supply agreement	3	47	(47)	—

Non-compete agreements	7	5	(2)	3

		3,455	(682)	2,773

Total		$20,302	$(5,171)	$15,131

	December 31, 2008
	Amortization	Gross
	Period	Carrying	Accumulated	Net Carrying
Amortizable Intangible Assets	(in years)	Value	Amortization	Amount
	(In Thousands)
Patents

RMP	7	$209	$(27)	$182

SSD	10	41	(7)	34

Canada	5 to 20	816	(358)	458

		1,066	(392)	674

Kelsan Acquisition
Stick friction modifier product technology	15	5,365	(1,460)	3,905
Keltrack® liquid friction modifier product technology	28	5,047	(736)	4,311

		10,412	(2,196)	8,216

Coronet Rail Acquisition

Customer relationships	20	2,748	(375)	2,373

Non-compete agreements	5	158	(86)	72

Supply agreement	10	28	(8)	20

Deferred financing fees	5	46	(27)	19

		2,980	(496)	2,484

Vulcan Product Line Acquisition

Customer relationships	19	2,169	(251)	1,918

Unique customer relationship	17	890	(115)	775

Vehicle restraint assembly technology	11	344	(70)	274

Supply agreement	3	47	(35)	12

Non-compete agreements	7	5	(2)	3

		3,455	(473)	2,982

Total		$17,913	$(3,557)	$14,356

No significant residual value is estimated for these intangible assets. The carrying amounts and accumulated amortization were impacted by foreign currency translation adjustments. Aggregate amortization expense for all intangible assets for the years ended December 31, 2009, 2008 and 2007 totaled $1,116,000, $1,199,000, $1,241,000, respectively.

The following table represents the total estimated amortization expense for the five succeeding years:

Estimated Amortization
For the Year Ending December 31,	Expense
(In Thousands)
2010	$1,137
2011	1,096
2012	1,087
2013	1,086
2014	1,049
The carrying value of indefinite-lived intangible assets is as follows as of December 31, 2009 and December 31, 2008:

Non-Amortized Intangible Assets (Salient Systems):	Carrying Value
(In Thousands)
Wheel Impact Load Detector technology	$9,797
Railstress Monitor technology	3,579

Total	$13,376

Note 6: Long-Term Debt
Long-term debt consists of the following:

	December 31
	2009	2008
	(In Thousands)
PNC Financial Credit Facility: (a)
Term loan – Kelsan acquisition	$2,966	$4,884
Term loan – Vulcan asset acquisition	1,100	1,700
Revolving credit facility – United States	4,500	2,800
Revolving credit facility – Canada	—	—

United Kingdom loans: (b)
Term loan – Coronet Rail acquisition	471	1,131
Working capital facility	—	—
Term loans — vehicles	1	15

Promissory notes – Salient Systems acquisition (c)	—	280
Term Loan – Boone County Bank, Inc. (d)	1,715	1,800

	10,753	12,610
Less current maturities	8,086	6,500

	$2,667	$6,110

(a) PNC Financial Credit Facility
In December 2008, PNC Financial Services Group Inc. (PNC) of Pittsburgh, Pennsylvania completed its acquisition of National City Corp. of Cleveland, Ohio. We have several lending facilities with National City Bank, now part of PNC. PNC is currently in the process of integrating National City Bank into its operations. We are unsure what impact, if any, that the acquisition of National City by PNC may have on our existing credit facilities.
Our credit facility with PNC is a term loan and revolving credit facility that provided the financing for the Kelsan acquisition in November 2004 and the Vulcan asset acquisition in October 2006, and also supports the working capital requirements of our United States and Canadian business units. The components of this facility are as follows: 1) a $7.0 million United States revolving credit facility; 2) a $4.8 million ($5.0 million CDN) revolving credit facility for our Canadian operations; 3) an outstanding term loan in the original amount of $4.9 million that replaced the term loan in the original amount or $14.9 million ($17.6 million CND) provided for the Kelsan acquisition in November 2004; and 4) an outstanding term loan in the original amount of $3.0 million provided in November 2006 for the Vulcan asset acquisition. As of December 31, 2009, we had the ability to borrow an additional $6.9 million under the United States and Canadian revolving credit facilities.
This agreement contains certain financial covenants that require us to maintain a current ratio, cash flow coverage and leverage ratios, and to maintain minimum amounts of tangible net worth. This credit facility further limits capital expenditures, sales of assets, and additional indebtedness. At December 31, 2009, we were in compliance with all of these financial covenants.
Term Loan — Kelsan Acquisition
To finance the acquisition of Kelsan on November 30, 2004 we borrowed $14.9 million ($17.6 million CDN) from National City Bank (Canada) through Portec Rail Nova Scotia Company, a wholly-owned subsidiary of Portec Rail Products, Inc. In December 2008, we replaced the outstanding balance of $4.9 million ($5.9 million CDN) on the Canadian loan with a new $4.9 million loan from National City Bank. Portec Rail Products, Inc. is the sole guarantor of the term loan with substantially all of our United States assets pledged as collateral. The monthly principal payment on the new loan is approximately $174,000. Interest on the outstanding balance accrues at LIBOR-based rate plus 1.75% to 2.25% and is paid monthly. As of December 31, 2009 and 2008, the principal balance outstanding was $3.0 million and $4.9, respectively, and accrued interest at a rate of 1.98% and 2.2%, respectively. This term loan is scheduled to mature on May 1, 2011.
Term Loan — Vulcan Asset Acquisition
On November 7, 2006, we borrowed $3.0 million from National City Bank to finance the Vulcan acquisition. Portec Rail Products, Inc. is the sole guarantor of the term loan with substantially all of our United States assets pledged as collateral. Under this five-year term loan, our monthly principal payments are $50,000. The outstanding principal balance accrues interest based upon the 30-day LIBOR rate plus 1.5%. As of December 31, 2009 and 2008, we had outstanding borrowings of $1.1 million and $1.7 million, respectively, which accrued interest at 1.73% and 1.97% as of December 31, 2009 and 2008, respectively. This term loan is scheduled to mature on October 31, 2011.
Revolving Credit Facility — United States
Our United States revolving credit facility permits borrowings up to $7.0 million to support the working capital requirements of our United States operations. Included in the $7.0 million is a sub-limit of $1.6 million for standby and commercial letters-of-credit. Outstanding borrowings under this facility can be priced at a prime-based rate or a LIBOR-based rate. Outstanding borrowings under this facility were $4.5 million and $2.8 million as of December 31, 2009 and 2008, respectively. Borrowings on this facility accrued interest at 2.23% and 1.97% at December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, we had $372,000 and $0, respectively, of outstanding commercial letters-of-credit. This credit facility expires on September 30, 2012.

Revolving Credit Facility — Canada
The working capital requirements for our Canadian operations are supported by a $4.8 million ($5.0 million CDN) revolving credit facility. Included within the $4.8 million is a sub-limit of $380,000 ($400,000 CDN) for standby and commercial letters-of-credit. The interest rate is the Canadian prime rate plus 1.0%. Borrowings on this facility accrued interest at 3.25% and 4.5% at December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, there were no outstanding borrowings under this facility. This facility is scheduled to expire on December 31, 2011.
(b) United Kingdom Loans
Term Loan — Coronet Rail Acquisition
In conjunction with the acquisition of Coronet Rail in April 2006, we borrowed $2.6 million (£1.5 million pounds sterling) and $1.6 million (£900,000 pounds sterling) in the form of two term loans provided by a United Kingdom financial institution. The $1.6 million (£900,000 pounds sterling) loan was repaid in full in March 2007 with proceeds from the sale of the Wrexham facility. The $2.6 million (£1.5 million pounds sterling) loan had an outstanding balance of approximately $470,000 (£291,000 pounds sterling) and $1.1 million (£775,000 pounds sterling) as of December 31, 2009 and 2008, respectively. The monthly principal and interest payment is approximately $47,000 (£29,000 pounds sterling) and accrued interest at 2.25% and 3.75% at December 31, 2009 and 2008, respectively.
Working Capital Facility
The working capital facility for our United Kingdom operations includes an overdraft availability of $1.5 million (£900,000 pounds sterling), $283,000 (£175,000 pounds sterling) for the issuance of performance bonds, and $65,000 (£40,000 pounds sterling) for the negotiation of foreign checks. This credit facility supports the working capital requirements of Portec Rail Products (UK) Ltd. and its wholly-owned subsidiaries, including Coronet Rail, Ltd. Interest accrues on the outstanding borrowings at the United Kingdom base rate plus 1.5%. The interest rate on the overdraft facility as of December 31, 2009 is 1.5%. Our availability under this credit facility is reduced by outstanding performance bonds of $0 and $227,000 (£156,000 pounds sterling) at December 31, 2009 and 2008, respectively. There were no outstanding borrowings on this facility as of December 31, 2009 and 2008. This facility is scheduled to expire on August 31, 2010.
Our United Kingdom loan agreements contain certain financial covenants that require us to maintain senior interest and cash flow coverage ratios. We were in compliance with these financial covenants as of December 31, 2009.
(c) Salient Systems Promissory Notes
In connection with the acquisition of Salient Systems on September 30, 2004, we executed two promissory notes in the aggregate amount of $1.1 million. The original note holders were Harold Harrison, the founder and former President and Chief Executive Officer of Salient Systems, and Falls River Group, LLC, which acted as a financial advisor to Salient Systems. The final principal and interest payments on these notes were made in January 2009. As of December 31, 2009, there was no balance outstanding on these debt obligations.
(d) Term Loan — Boone County Bank, Inc.
In July 2008, we entered into a loan agreement with Boone County Bank, Inc. for a line of credit in the maximum amount of $2.1 million to finance capital expenditures at our manufacturing facility in Huntington, West Virginia. In February 2009 this credit facility was converted to a 60-month term loan at the United States prime rate less 0.25%, and began to amortize at a monthly principal payment of $35,000. As of December 31, 2009 and 2008, the outstanding balance on this facility was $1.7 million and $1.8 million, respectively, and interest accrued at a rate of 3.00% and 3.25%, respectively. This facility has a current maturity date of January 14, 2014. We previously had a $2.0 million line of credit with Boone County Bank, Inc. for our United States business segments that was terminated in April, 2008.

Boone County Bank, Inc. is a wholly-owned subsidiary of Premier Financial Bancorp, Inc., located in Madison, West Virginia. Our Chairman of the Board is the Chairman of the Board and a shareholder of Premier Financial Bancorp, Inc. We believe that our credit facility with Boone County Bank, Inc. is on terms comparable to those obtained by a non-affiliated third party.
Future Maturities of Long-Term Debt
Future maturities of long-term debt are as follows:

(In Thousands)
2010	$8,086
2011	1,792
2012	420
2013	420
2014	35
Thereafter	—

Total	$10,753

Note 7: Retirement Plans
Defined Contribution Plans
We maintain a qualified defined contribution 401(k) plan covering substantially all of our United States employees. Under the terms of the plan, we contribute 3% of each employee’s monthly compensation as a non-elective contribution and may also contribute up to 50% of the first 6% of each employee’s compensation contributed to the plan as an annual profit sharing match, depending on certain profitability thresholds. Total expense that we recorded for non-elective and matching contributions was approximately $360,000, $428,000 and $406,000 for the years ended December 31, 2009, 2008 and 2007, respectively.
At our Canadian operation near Montreal, we maintain a defined contribution plan covering all non-union employees. Under the terms of the Canadian plan, we may contribute 4% of each employee’s compensation as a non-elective contribution and may also contribute 30% of the first 6% of each employee’s compensation contributed to the plan. Total expense that we recorded for non-elective and matching contributions for the Canadian defined contribution plan was approximately $93,000, $90,000 and $88,000 for the years ended December 31, 2009, 2008 and 2007, respectively.
We also maintain a defined contribution plan covering substantially all employees of Portec Rail Products (UK) Ltd. Benefits under this plan are provided under no formal written agreement. Under the terms of the defined contribution plan, we may make non-elective contributions of between 3% and 10% of each employee’s compensation. There are no Company matching contributions. Total expense that we recorded for the United Kingdom defined contribution plan contributions was approximately $91,000, $110,000 and $131,000 for the years ended December 31, 2009, 2008 and 2007, respectively.
In July 2009, we started a new defined contribution plan covering substantially all the employees of Kelsan Technologies Corp. Under the terms of the Kelsan plan, we make a non-elective contribution of 4% of each employee’s compensation. Total expense that we recorded for the Vancouver defined contribution plan was approximately, $34,000 for the year ended December 31, 2009.
Defined Benefit Pension Plans
We account for our defined benefit plans in accordance with FASB ASC Topic 715, Compensation-Retirement Benefits. Under this standard, companies must recognize a net liability or asset, based upon the Projected Benefit Obligation (pension plans) or the Accumulated Postretirement Benefit Obligation (other post retirement plans), to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The difference between a plan’s funded status and its current balance sheet position will be recognized, net of tax, as a component of accumulated other comprehensive income. This standard requires annual disclosures for sponsors of defined benefit plans. For each annual statement of income presented, the new disclosures require companies to disclose the change in accumulated other comprehensive income during the period by component, and require companies to separately disclose the amounts recognized in accumulated other comprehensive income at year-end due to gains/losses, prior service costs/credits, and transition assets/obligations. In addition, companies are required to disclose the amortization of gains/losses, prior service cost/credits, and transition assets/obligations expected to be recognized in the income statement during the following fiscal year, as well as the expected return on plan assets during the period. In the year of adoption, companies are required to disclose the incremental impact of applying FASB ASC 715 on individual financial statement line items including the liability for pension benefits, deferred income taxes, total liabilities, accumulated other comprehensive income and total shareholder’s equity. The adoption of this standard and the annual disclosures are effective for fiscal years ending after December 15, 2006. Retroactive application of this standard is not permitted. United Kingdom regulations require trustees to adopt a prudent approach to funding defined benefit pension plans.
We maintain a total of three defined benefit pension plans: one in the United States and two in the United Kingdom. Benefits for all three pension plans were frozen effective December 31, 2003. These plans are discussed in further detail below.
United States Defined Benefit Pension Plan
We maintain a defined benefit pension plan that covers a significant number of our current United States employees, former employees and retirees. For hourly employees, benefits under the plan are based on years of service. For salaried employees, benefits under the plan are based on years of service and the employee’s average compensation during defined periods of service. No minimum contribution was required by the plan during calendar year 2007. In 2008, we made contributions to the plan totaling $615,000, of which $492,000 relates to the 2007 plan year and $123,000 relates to the 2008 plan year. In 2009, we made contributions to the plan totaling $202,000 of which $15,000 relates to the 2008 plan year and $187,000 relates to the 2009 plan year. In 2010, we anticipate making total contributions of $393,000 for the 2009 and 2010 plan years.
Portec Rail Products (UK) Limited Pension Plan (Portec Rail Plan):
We maintain the Portec Rail Products (UK) Limited Pension Plan (Portec Rail plan), a defined benefit pension plan in the United Kingdom. The Portec Rail plan covers some current employees, former employees and retirees, and has been frozen to new entrants since April 1, 1997. Benefits under the Portec Rail plan were based on years of service and eligible compensation during defined periods of service. Our funding policy for the Portec Rail plan is to make minimum annual contributions required by applicable regulations. Our total contributions into the Portec Rail plan amounted to approximately $170,000, $124,000 and $170,000 for the years ended December 31, 2009, 2008 and 2007, respectively. We expect to contribute $138,000 (£86,000 pounds sterling) to the Portec Rail plan during 2010. The unrecognized transition obligation for the Portec Rail plan of $239,000 will continue to be amortized over the average remaining service period of employees in the plan.
Conveyors International Limited Pension Plan (Conveyors Plan):
We also maintain the Conveyors International Limited Pension Plan (Conveyors plan), a defined benefit pension plan in the United Kingdom. After January 2002, the Conveyors plan covers only former employees. Benefits under the Conveyors plan were based on years of service and eligible compensation during defined periods of service. Our funding policy for the Conveyors plan is to make minimum annual contributions required by applicable regulations. Our total contributions into the Conveyors plan amounted to approximately $61,000, $28,000 and $38,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Our future net periodic pension cost and plan funding will be dependent upon the performance of plan assets. We expect to contribute $31,000 (£19,000 pounds sterling) to the Conveyors plan during 2010. The unrecognized transition obligation for the Conveyors plan of $45,000 will continue to be amortized over the average remaining service period of employees in the plan.

Other Post-Retirement Benefit Plan
At our Canadian operation near Montreal, we maintain a post-retirement benefit plan, which provides retiree life insurance, health care benefits and, for a closed group of employees, dental care. Retiring employees with a minimum of 10 years of service are eligible for the plan benefits. The plan is not funded, and as such, does not have any assets to fund future benefit obligations. Cost of benefits earned by employees is charged to expense as services are rendered. For the years ended December 31, 2009, 2008, and 2007, we recognized expense of $58,000 ($66,000 CDN), $48,000 ($51,000 CDN), and $52,000 ($55,000 CDN), respectively. Our accrued benefit obligation per our actuarial valuation was $568,000 ($597,000 CDN) and $377,000 ($458,000 CDN) as of December 31, 2009 and 2008, respectively. This amount is recognized within other long-term liabilities with corresponding amounts included in deferred income tax and accumulated other comprehensive income on the consolidated balance sheet.
United States Defined Benefit Plan
We use a December 31 measurement date for the United States defined benefit pension plan. The funded status of our United States defined benefit pension plan is as follows for the periods ended:

	December 31
	2009	2008
	(In Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$8,628	$8,736
Interest cost	570	545
Actuarial gain (loss)	932	(85)
Benefits paid	(551)	(568)

Benefit obligation at end of year	9,579	8,628

Change in plan assets:
Fair value of plan assets at beginning of year	5,899	7,929
Actual return on plan assets	1,259	(2,077)
Employer contributions	202	615
Benefits paid	(551)	(568)

Fair value of plan assets at end of year	6,809	5,899

Funded status of the plan	(2,770)	(2,729)

Net pension (liability)	$(2,770)	$(2,729)

Accumulated Benefit Obligation	$9,579	$8,628

Amounts recognized in the balance sheets:
Accrued benefit liability	$(2,770)	$(2,729)
Accumulated other comprehensive loss	4,833	4,607

Net amount recognized at December 31	$2,063	$1,878

Amounts Recognized in Accumulated Other Comprehensive Income

	December 31
	2009	2008
	(In Thousands)
Net actuarial loss	4,833	4,607

	$4,833	$4,607

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income

For the year ended
December 31
2009
(In Thousands)
Net actuarial loss arising during measurement period	$328
Amortization of prior net actuarial gains	(102)

Total Recognized in Other Comprehensive Income	$226

The weighted average assumptions used to determine the benefit obligation are as follows for the periods ended:

	December 31
	2009	2008

Discount rate	5.90%	6.90%
Rate of compensation increase	N/A	N/A
The weighted-average assumptions used for determining net periodic pension cost are as follows for the periods ended:

	December 31
	2009	2008	2007

Discount rate	5.90%	6.90%	6.53%
Expected return on plan assets	8.25%	8.25%	8.25%
The components of net periodic pension (benefit) cost for the years ended December 31, 2009, 2008 and 2007 were:

	December 31
	2009	2008	2007
	(In Thousands)
Interest cost	$570	$545	$534
Expected return on plan assets	(654)	(661)	(627)
Amortization of net actuarial loss	102	66	129

Pension cost (benefit)	$18	$(50)	$36

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
Asset allocation is primarily based on a strategy to provide stable earnings while still permitting the plan to recognize potentially higher returns through investment in equity securities within the prescribed guidelines. Substantially all plan assets held within our United States defined benefit pension plans consists of level one marketable securities as defined by

FASB ASC Topic 820, Fair Value Measures and Disclosures. The target asset allocation percentages for 2009 and 2008 are as follows:

Pension Assets
Cash/money market funds	0 – 10%
U.S. fixed income securities	20 – 40%
Equity securities	60 – 80%
Plan assets are re-balanced at least quarterly. At December 31, 2009 and 2008, plan assets by category are as follows:

	2009	2008

Cash/money market funds	1%	1%
U.S. fixed income securities	34	39
Equity securities	65	60

	100%	100%

We anticipate the following components of net periodic (benefit) cost during 2010:
Components of 2010 Net Periodic Pension (Benefit) Cost

(In Thousands)
Interest cost	$549
Expected return on assets	(647)
Amortization of unrecognized actuarial loss Amo	192

Net periodic pension cost	$94

The following estimated future benefit payments are expected to be paid under the United States defined benefit pension plan:

Pension Benefits
(In Thousands)
2010	$555
2011	562
2012	563
2013	570
2014	579
2015 – 2019	3,208

United Kingdom Defined Benefit Pension Plans
We use a December 31 measurement date for the United Kingdom defined benefit pension plans. The funded status of our United Kingdom defined benefit pension plans is as follows for the years ended December 31:

	Portec Rail	Conveyors	Portec Rail	Conveyors
	Plan	Plan	Plan	Plan
	2009	2009	2008	2008
	(In Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$4,048	$791	$5,748	$1,283
Interest cost	270	53	250	55
Actuarial (gain)/loss	569	168	(301)	(92)
Benefits paid	(289)	(61)	(123)	(115)
Foreign currency translation adjustments	435	85	(1,526)	(340)

Benefit obligation at end of year	5,033	1,036	4,048	791

Change in plan assets:
Fair value of plan assets at beginning of year	3,397	633	5,530	1,133
Actual return on plan assets	656	110	(665)	(111)
Employer contributions	170	61	124	28
Benefits paid	(289)	(61)	(123)	(115)
Foreign currency translation adjustments	285	68	(1,514)	(302)

Fair value of plan assets at end of year	4,219	811	3,352	633

Funded status of the plan	(814)	(225)	(696)	(158)

Net pension liability	$(814)	$(225)	$(696)	$(158)

Accumulated Benefit Obligation	$5,033	$1,036	$4,048	$791

Amounts recognized in the balance sheets:
Prepaid benefit cost	$—	$—	$—	$—
Accrued benefit liability	(814)	(225)	(696)	(158)
Accumulated other comprehensive loss	1,327	538	1,169	423

Net amount recognized at December 31	$513	$313	$473	$265

Amounts Recognized in Accumulated Other Comprehensive Income

	Portec Rail	Conveyors	Portec Rail	Conveyors
	Plan	Plan	Plan	Plan
	December 31	December 31	December 31	December 31
	2009	2009	2008	2008
		(In Thousands)
Transition obligation	$(239)	$(45)	$(260)	$(48)
Net actuarial loss	1,566	583	1,429	471

	$1,327	$538	$1,169	$423

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income

	Portec Rail	Conveyors
	Plan	Plan
	For the year ended
	December 31	December 31
	2009	2009
	(In Thousands)
Net actuarial loss	$110	$30
Amortization of:
Transition obligation	48	8
Net actuarial (gain)/loss	(126)	31
Foreign currency translation adjustment	126	46

Total Recognized in Other Comprehensive Income	$158	$115

The weighted-average assumptions used to determine the benefit obligation are as follows for the years ended:

	December 31
	2009	2008

Discount rate	5.60%	6.10%
Rate of compensation increase	N/A	N/A
The weighted-average assumptions used for determining net periodic pension cost are as follows for the years ended December 31:

	December 31
	2009	2008	2007

Discount rate	5.60%	6.10%	5.90%
Expected return on plan assets – Portec Rail Plan	5.36%	5.40%	7.20%
Expected return on plan assets – Conveyors Plan	5.30%	5.40%	7.20%
Rate of compensation increase	N/A	N/A	N/A
The components of net periodic pension cost (benefit) are as follows for the years ended December 31:

	Portec Rail	Conveyors	Portec Rail	Conveyors	Portec Rail	Conveyors
	Plan	Plan	Plan	Plan	Plan	Plan
	2009	2009	2008	2008	2007	2007
	(In Thousands)

Service cost	$—	$—	$—	$—	$5	$4
Interest cost	270	53	250	56	318	72
Expected return on plan assets	(197)	(34)	(280)	(53)	(355)	(73)
Amortization of transition amount	(48)	(8)	(44)	(7)	(59)	(11)
Amortization of unrecognized loss	125	31	61	3	133	5

Pension cost (benefit)	$150	$42	$(13)	$(1)	$42	$(3)

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
Asset allocation is primarily based on a strategy to provide steady growth without undue fluctuations. The target asset allocation percentages for 2009 and 2008 were as follows:

	Portec Rail	Conveyors
	Plan	Plan
Equity securities	Up to 100%	Up to 100%
Commercial property	Not to exceed 50%	Not to exceed 50%
U.K. Government securities	Not to exceed 50%	Not to exceed 50%
Cash	Up to 100%	Up to 100%
Substantially all plan assets held within our United Kingdom defined benefit pension plans consist of level one marketable securities as defined by FASB ASC 820 Fair Value Measures and Disclosures. The plan assets by category for the years ended December 31, 2009 and 2008 are as follows:

	Portec Rail	Conveyors	Portec Rail	Conveyors
	Plan	Plan	Plan	Plan
	2009	2009	2008	2008

Equity securities	43%	48%	38%	29%
Bonds	12	11	32	34
Commercial property	19	19	4	—
Cash	26	22	26	37

	100%	100%	100%	100%

We anticipate the following components of net periodic (benefit) cost during 2010:
Components of 2010 Net Periodic (Benefit) Cost

	Portec Rail	Conveyors
	Plan	Plan
	(In Thousands)
Interest cost	$280	$56

Expected return on assets	(230)	(42)

Amortization of transition obligation	(48)	(10)

Amortization of actuarial loss	118	36

Net periodic pension cost	$120	$40

The following estimated future benefit payments are expected to be paid, under the United Kingdom defined benefit plans:

	Portec Rail	Conveyors
	Plan	Plan
	(In Thousands)
2010	$128	$25
2011	145	25
2012	184	26
2013	187	28
2014	219	29
2015 – 2019	1,459	150
Note 8: Accumulated Other Comprehensive Loss

			Accumulated
	Currency	Minimum	Other
	Translation	Liability –	Comprehensive
	Adjustment	Retirement Plans	Income (Loss)
	(In Thousands)
Balance at January 1, 2007	$2,115	$(3,558)	$(1,443)
Net change	1,855	1,380	3,235

Balance at December 31, 2007	3,970	(2,178)	1,792
Net change	(5,457)	(1,839)	(7,296)

Balance at December 31, 2008	(1,487)	(4,017)	(5,504)
Net change	3,307	(340)	2,967

Balance at December 31, 2009	$1,820	$(4,357)	$(2,537)

The deferred tax asset/(liability) associated with the currency translation adjustment included in accumulated other comprehensive income for other non-United States subsidiaries was approximately $(1,116,000), $912,000, and $(2,433,000), at December 31, 2009, 2008 and 2007, respectively. The deferred tax asset/(liability) associated with the minimum pension liability included in accumulated other comprehensive income was approximately $2,421,000, $2,249,000, and $1,166,000 at December 31, 2009, 2008 and 2007, respectively.
Note 9: Income Taxes
Income tax expense consists of the following:

	Years Ended December 31
	2009	2008	2007
	(In Thousands)
Income taxes:
Current:
Federal	$(65)	$794	$1,068
State	36	139	210
Foreign	967	1,390	1,349

	938	2,323	2,627

Deferred:
Federal	382	336	(37)
State	42	70	(30)
Foreign	334	512	302

	758	918	235

Total	$1,696	$3,241	$2,862

A reconciliation of U.S. income tax computed at the statutory rate and actual expense is as follows:

	Years Ended December 31
	2009	2008	2007
	(In Thousands)
Amount computed at statutory rate	$2,890	$3,747	$3,057
State and local taxes less applicable federal income tax	51	138	119
Incremental tax on foreign operations	(866)	(678)	(27)
Amendment of prior year tax returns	(341)	(82)	—
Non-taxable income	—	—	(328)
Other	(38)	116	41

Total	$1,696	$3,241	$2,862

The components of the net deferred tax assets and liabilities are as follows:

	December 31
	2009	2008
	(In Thousands)
Deferred tax liabilities:
Property and equipment	$1,002	$955
Goodwill and intangible assets	10,364	9,886
Unrepatriated earnings of foreign subsidiaries	528	457
Foreign currency translation	1,116	—
Other	143	151

Total deferred tax liabilities	13,153	11,449

Deferred tax assets:
Minimum pension liability	2,396	2,228
Inventory reserves	190	268
Accrued expenses	37	87
Accounts receivable	13	13
Uniform capitalization	145	197
Foreign tax credit carryforward	216	276
Foreign currency translation	—	912
Foreign operating losses and research expenditures	108	512
Other	138	101

Total deferred tax assets	3,243	4,594
Valuation allowance	—	—

Net deferred tax assets	3,243	4,594

Net deferred tax liabilities	$9,910	$6,855

The above net deferred tax liability is presented on the balance sheet as follows:

	December 31
	2009	2008
	(In Thousands)
Deferred tax asset – current	$160	$369
Deferred tax liability – long-term	10,070	7,224

Net deferred tax liability	$9,910	$6,855

Our foreign tax credit carry forwards expire from 2011 to 2016. At December 31, 2009 and 2008, we had approximately $3,214,000 and $2,525,000, respectively, of net deferred tax liabilities located outside of the United States. We have approximately $372,000 of scientific research and development expenditures available for unlimited carry forward to offset the taxable income of Kelsan in future years.
Uncertain Tax Positions
We have evaluated uncertain tax provisions pursuant to the guidance found within FASB ASC 740-10-55. The adoption of this interpretation during the first quarter of 2007 resulted in a transition adjustment which reduced retained earnings as of January 1, 2007 by $313,000, of which $195,000 was for taxes and $118,000 was for interest and penalties. During 2008, we identified additional liabilities of $93,000 which were offset by reductions in prior year tax positions of $93,000. During 2009, we identified additional liabilities of $319,000, offset by $227,000 of reductions in prior year tax positions and an additional $31,000 related to settlements occurring during the year.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2008 and 2009 is as follows:

	December 31
	2009	2008
	(In Thousands)
Balance at January 1	$313	$313
Additions based on tax positions related to the current year	44	81
Additions for tax positions of prior years	275	12
Reductions for tax positions of prior years	(227)	(93)
Settlements	31	—

Balance at December 31	$436	$313

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company or one of its subsidiaries files income tax returns in the United States federal jurisdiction, and various state and foreign jurisdictions. The Company believes that it is no longer subject to U.S. state and local, or non-U.S. income tax examinations by tax authorities for the years before 2003 and for years before 2007 for the United States federal jurisdiction.
An examination began during the second quarter of 2009 for the 2005 to 2007 provincial tax returns of our subsidiary in Quebec, Montreal. Our Kelsan Technologies business unit is currently being reviewed by the Canadian Revenue Agency for the Scientific Research and Experimental Development tax credit for the tax year ended November 30, 2008. We are currently unable to assess whether any significant change in the unrecognized tax position will be necessary during the next twelve months.

Note 10: Commitments and Contingencies
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

(In Thousands)
2010	$1,278
2011	980
2012	642
2013	446
2014	431
Thereafter	807

Total minimum lease payments	$4,585

Operating lease expense under such arrangements was $1,369,000, $1,390,000, and $1,386,000 for the years ended December 31, 2009, 2008 and 2007, respectively.
Contingencies
During 2007, we became aware of a problem with RMP’s Bonded to Rail (BTR) joint bars regarding the failure in some instances of epoxy adhesive. We identified the causes of the problem and took corrective action on the deficiencies. The BTR products manufactured by RMP are covered by a one-year replacement warranty. The balance in the BTR warranty reserve at December 31, 2009 and 2008 was $40,000 and $177,000, respectively.
Litigation
We are involved from time to time in lawsuits that arise in the normal course of business. We actively and vigorously defend all lawsuits.
In 1999, we were named with numerous other defendants in an environmental lawsuit, currently named Niagara Mohawk Power Corporation v. Chevron U.S.A., Inc., et al. This action was filed in the United States District Court for the Northern District of New York. The plaintiff seeks to recover costs, which it has incurred, and may continue to incur, to investigate and remediate its former property as required by the New York State Department of Environmental Conservation (NYSDEC). We have not been named as a liable party by the NYSDEC and we believe we have no liability to the plaintiff in the case. We filed a motion for summary judgment seeking a ruling to have us dismissed from the case. In November 2003, the motion for summary judgment was granted and we were dismissed from the case by the United States District Court for the Northern District of New York. In March 2004, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit, appealing, in part, the District Court’s decision to dismiss all claims against us. In April 2005, the plaintiff’s appeal was dismissed by the Second Circuit Court without prejudice, and the matter was remanded to the United States District Court for the Northern District of New York for consideration in light of a recent United States Supreme Court decision. As a result, in June 2006, the District Court dismissed all claims brought by the plaintiff pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA or Superfund). In July 2006, the plaintiff filed a notice of appeal to the Second Circuit. However, in early 2008, the plaintiff’s appeal was dismissed again by the Second Circuit Court without prejudice, and the matter was remanded to the District Court for consideration in light of another recent United States Supreme Court decision. In July 2008, The District Count decided that the United States Supreme Court decision did not necessitate any change in the District Court’s prior determinations in this case and held that all of its prior rulings stand. In August 2008, the plaintiff filed a third notice of appeal to the Second Circuit Court. On February 24, 2010, the Second Circuit issued its decision, reversing the order of the District Court which dismissed Portec from the litigation, stating that there were genuine issues of material fact. In addition, the Second Circuit reinstated the plaintiff’s CERCLA claims, stating that the plaintiff is entitled to bring a claim for contribution under Section 113(f)(3)(B) of CERCLA. Ongoing litigation may be protracted, and we may incur additional ongoing legal expenses, which are not estimable at this time. Should we ultimately be held liable, damages may be assessed by the Court in accordance with CERCLA.

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
On February 19, 2010, and through March 3, 2010, a total of five lawsuits initiated by purported shareholders of Portec Rail have been filed against several named defendants. These lawsuits are directly related to the Agreement and Plan of Merger with L.B. Foster Company and Foster Thomas Company. We are currently working with legal counsel to prepare our response to, and defense against, these claims. Following is a summary of these lawsuits:

Date
Filed	Court	Plaintiff	Defendants
2/19/2010	Circuit Court of Kanawha County, West Virginia	Barbara Petkus, individually and on behalf of all others similarly situated.	Portec Rail Products, Inc., Richard J. Jarosinski, Marshall T. Reynolds, John S. Cooper, Louis J. Akers, Philip E. Cline, Daniel P. Harrington, A. Michael Perry, Douglas V. Reynolds, Neal W. Scaggs, Philip Todd Shell, Kirby J. Taylor, and Thomas W. Wright

2/24/2010	Court of Common Pleas, Allegheny County, Pennsylvania	Everett Harper, on behalf of himself and others similarly situated.	Marshall T. Reynolds, John S. Cooper, Louis J. Akers, Philip E. Cline, Daniel P. Harrington, A. Michael Perry, Douglas V. Reynolds, Neal W. Scaggs, Philip Todd Shell, Kirby J. Taylor, Thomas W. Wright, Portec Rail Products, Inc., L.B. Foster Company and Foster Thomas Company

2/24/2010	Court of Common Pleas, Allegheny County, Pennsylvania	Richard S. Gesoff	Marshall T. Reynolds, John S. Cooper, Louis J. Akers, Philip E. Cline, Daniel P. Harrington, A. Michael Perry, Douglas V. Reynolds, Neal W. Scaggs, Philip Todd Shell, Kirby J. Taylor, Thomas W. Wright, Portec Rail Products, Inc., L.B. Foster Company and Foster Thomas Company

3/02/2010	Court of Common Pleas, Allegheny County, Pennsylvania	Scott Phillips, individually and on behalf of all others similarly situated.	L.B. Foster Company, Marshall T. Reynolds, John S. Cooper, Louis J. Akers, Philip E. Cline, Daniel P. Harrington, A. Michael Perry, Douglas V. Reynolds, Neal W. Scaggs, Philip Todd Shell, Kirby J. Taylor, Thomas W. Wright, Portec Rail Products, Inc., and Foster Thomas Company

3/03/2010	Circuit Court of Kanawha County, West Virginia	John Furman, individually and on behalf of all others similarly situated.	Marshall T. Reynolds, John S. Cooper, Louis J. Akers, Philip E. Cline, Daniel P. Harrington, A. Michael Perry, Douglas V. Reynolds, Neal W. Scaggs, Philip Todd Shell, Kirby J. Taylor, Thomas W. Wright, Portec Rail Products, Inc., L.B. Foster Company and Foster Thomas Company
The lawsuits allege, among other things, that Portec Rail’s directors breached their fiduciary duties and L.B. Foster and Purchaser aided and abetted such alleged breaches of fiduciary duties. Based on these allegations, the lawsuits seek, among other reliefs, injunctive relief enjoining the defendants from consummating the Offer and the Merger. They also purport to seek recovery of the costs of the actions, including reasonable legal fees. Ongoing litigation may be protracted, and we may incur additional ongoing legal expenses, which are not able to be estimated at this time.

Purchase Obligations
At December 31, 2009, we had $1.4 million of outstanding steel purchase orders. Commitments for steel purchases by our Canadian operation near Montreal represent $1.0 million of the $1.4 million total. The remaining $400,000 represent steel purchases by the RMP division. These obligations become due during 2010.
In addition, at December 31, 2009, based upon our three-year supply agreement beginning in 2008 for a primary raw material at Kelsan, we have an obligation to purchase $1.3 million of raw material through December 31, 2010.
Note 11: Segments, Geographic and Major Customer Financial Information
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

	Years Ended December 31
	2009	2008	2007
	(In Thousands)
External Sales
RMP	$44,247	$46,268	$50,327
SSD	5,292	10,679	8,817
Canada	26,176	26,486	23,059
United Kingdom	16,506	25,584	27,300

Total	$92,221	$109,017	$109,503

Intersegment Sales
RMP	$1,669	$2,969	$1,993
SSD	—	—	(3)
Canada	7,657	7,472	7,065
United Kingdom	2	—	146

Total	$9,328	$10,441	$9,201

Total Sales
RMP	$45,916	$49,237	$52,320
SSD	5,292	10,679	8,814
Canada	33,833	33,958	30,124
United Kingdom	16,508	25,584	27,446

Total	$101,549	$119,458	$118,704

Operating Income (Loss)
RMP	$5,998	$6,447	$7,071
SSD	43	1,836	1,624
Canada	5,521	4,323	2,470
United Kingdom	518	2,394	2,956
Corporate Shared Services	(3,472)	(3,262)	(3,635)

Total	8,608	11,738	10,486

Interest Expense	298	805	1,247

Other (Income)/Expense, net	(191)	(87)	246

Income Before Income Taxes	$8,501	$11,020	$8,993

	Years Ended December 31
	2009	2008	2007
	(In Thousands)
Depreciation
RMP	$656	$580	$800
SSD	191	206	154
Canada	645	780	797
United Kingdom	204	220	480
Corporate Shared Services	68	66	112

Total	$1,764	$1,852	$2,343

Amortization
RMP	$38	$20	$7
SSD	214	217	215
Canada	653	730	751
United Kingdom	211	232	268
Corporate Shared Services	—	—	—

Total	$1,116	$1,199	$1,241

Total Assets
RMP	$37,520	$40,870	$40,360
SSD	7,029	7,882	7,862
Canada	43,514	32,990	36,014
United Kingdom	14,242	14,938	19,775
Corporate Shared Services	237	143	215

Total	$102,542	$96,823	$104,226

Capital Expenditures
RMP	$334	$2,212	$801
SSD	35	84	519
Canada	420	154	525
United Kingdom	143	199	407
Corporate Shared Services	57	48	96

Total	$989	$2,697	$2,348

Geographic information for sales, based on country of destination, and assets, based on country of location, is as follows:

	Years Ended December 31
	2009	2008	2007
	(In Thousands)
External Sales
United States	$43,309	$47,760	$51,696
Canada	23,515	29,017	23,590
United Kingdom	11,529	19,678	26,627
Other	13,868	12,562	7,590

Total	$92,221	$109,017	$109,503

	December 31
	2009	2008	2007
Total Assets
United States	$44,786	$48,895	$48,437
Canada	43,514	32,990	36,014
United Kingdom	14,242	14,938	19,775

Total	$102,542	$96,823	$104,226

Major Customers
Our largest customers are North American Class I railroads. Our products are also sold to a variety of regional and short-line railroads, rail transit systems, and original equipment manufacturers for the material handling market in the United Kingdom. Our two largest customers represented approximately 23%, 22% and 19% of our consolidated sales for the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009 and 2008, our two largest customers represented approximately 18% and 6%, respectively, of our total accounts receivable.
Note 12: Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in Thousands, Except Per Share Data)
2009
Revenue	$22,164	$26,530	$24,285	$19,242
Gross Profit	7,273	8,596	8,436	7,045
Net Income	1,136	2,203	2,023	1,443
Earnings per Share:
Basic and Diluted	$0.12	$0.23	$0.21	$0.15
Cash Dividend per Share	$0.06	$0.06	$0.06	$0.06

2008
Revenue	$24,843	$30,194	$29,644	$24,336
Gross Profit	7,710	9,918	9,913	8,031
Net Income	1,344	2,403	2,516	1,515
Earnings per Share:
Basic and Diluted	$0.14	$0.25	$0.26	$0.16
Cash Dividend per Share	$0.06	$0.06	$0.06	$0.06

2007
Revenue	$27,484	$29,090	$27,998	$24,931
Gross Profit	8,046	9,103	9,195	8,164
Net Income	1,205	1,887	1,890	1,149
Earnings per Share:
Basic and Diluted	$0.13	$0.20	$0.20	$0.12
Cash Dividend per Share	$0.06	$0.06	$0.06	$0.06
The sums of the quarterly earnings per share may not equal annual amounts due to rounding. Additionally, the above unaudited financial information reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of the respective interim periods.
Note 13: Impairment of Long-Lived Assets
In May 2007, we sold our Troy, New York property to the Troy Local Development Corporation for net proceeds of $448,000, which included $2,000 of transfer taxes paid. In conjunction with this transaction, during the second quarter 2007, we recognized a pre-tax impairment loss of $50,000 on our Troy property to reflect its current market value. This impairment charge of $50,000 is included as a component of other expense in the consolidated income statement for the year ended December 31, 2007.
Note 14: Stock Options
During 2008 and 2007, the Company granted 153,750 incentive stock options awards to certain employees which include 3,750 of forfeited stock options that have been re-granted to certain employees. The exercise price is equal to the closing stock price on the date of the grants. These stock options will vest ratably over a 5-year vesting period and will expire ten years after the grant date. These options were granted under the Portec Rail Products, Inc. 2006 Stock Option Plan (the Option Plan), which authorizes the issuance of up to 150,000 shares of common stock of Portec Rail Products, Inc. pursuant to grants of incentive and non-statutory stock options and will remain in effect for a period of ten years.

We account for stock based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. For the years ended December 31, 2009, 2008, and 2007 we recognized compensation expense of $104,000, $98,000 and $52,000, respectively, which relates to the stock option grants. These amounts are included in selling, general and administrative expenses on the consolidated income statement. We expect to recognize additional compensation expense of approximately $154,000 and $110,000 over the remaining vesting periods of the 2008 and 2007 stock option grants, respectively. During the second quarter of 2008, 250 stock options were exercised and we received $2,400 of cash for the exercised stock options.
We recorded a tax benefit of $39,000 and $42,000 for the compensation expense recognized on these stock options during 2009 and 2008, respectively. Incentive stock options do not provide a tax deduction for the Company unless the optionee makes a disqualifying disposition of the stock within two years from the date the option is granted or one year from the date the option is exercised. A cashless exercise is an example of a disqualifying disposition as the optionee exercises the stock options and disposes of stock at the same time. As we anticipate that the majority of our employees that were granted stock options will choose to exercise their options via a cashless exercise, we have recognized a tax benefit in order to account for the expected tax deduction.
To calculate our fair value price per stock option, we utilized a Black-Scholes Model. The following inputs were used in our Black-Scholes Model calculation:

			Stock	Exercise
	# of	Fair	Price on	Price per	Annual			Expected
	Shares	Value	Grant	Stock	Dividend	Risk-fee	Expected	Term
Grant Date	Granted	Price	Date	Option	Yield	Rate	Volatility	(in years)

7/02/08	1,750	$4.56	$12.01	$12.01	2.00%	4.25%	36.36%	7.5
1/30/08	72,750	$3.67	$9.68	$9.68	2.48%	4.00%	38.87%	7.5
1/16/07	79,250	$3.61	$9.65	$9.65	2.50%	4.73%	39.40%	6.5
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
The following table summarizes The Company’s historical stock option transactions:

	Number of	Weighted Average
	Stock Options	Exercise Price
	(in Thousands)
Outstanding at January 1, 2007	—	N/A
Granted	79	$9.65
Exercised	—	N/A
Forfeited	(2)	$9.65

Outstanding at December 31, 2007	77	$9.65

Granted	75	$9.73
Exercised	—	N/A
Forfeited	(9)	$9.66

Outstanding at December 31, 2008	143	$9.69

Granted	—	N/A
Exercised	—	N/A
Forfeited	(4)	$9.66

Outstanding at December 31, 2009	139	$9.69

Exercisable at December 31, 2009	42	$9.68

A summary of information regarding stock options outstanding as of December 31, 2009, is as follows:

	Options Outstanding			Options Exercisable
	Number	Weighted		Number
	Outstanding at	Average	Weighted	Exercisable at	Weighted
Range of Exercise	December 31,	Remaining	Average	December 31,	Average
Prices	2009	Life	Exercise Price	2009	Exercise Price
	(in Thousands)	(in years)		(in Thousands)
$9.65 – $12.01	139	7.50	$9.69	42	$9.68
A summary of the status of, and changes to, unvested options, is as follows:

	Number of Stock	Weighted Average
	Options	Exercise Price
	(in Thousands)
Non-vested at January 1, 2007	—	N/A
Granted	79	$9.65
Vested	—	N/A
Forfeited	(2)	$9.65

Non-vested at December 31, 2007	77	$9.65

Granted	75	$9.73
Vested	(15)	$9.65
Forfeited	(9)	$9.66

Non-vested at December 31, 2008	128	$9.70

Granted	—	N/A
Vested	(29)	$9.68
Forfeited	(2)	$9.66
Non-vested at December 31, 2009	97	$9.70

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
Interest Rate Risk
We have $10.7 million of debt as of December 31, 2009. Most of this debt is variable rate and adjusts based upon an underlying index such as LIBOR or Prime Rate.
Note 16: Fair Value of Financial Instruments
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
The FASB has issued guidance about the measuring of fair values when the volume and level of the market activity has significantly decreased and there is a need for more timely fair value information of certain financial instruments. The fair value disclosure requirement have been increased from annual to quarterly and requires disclosure of any changes to inputs and valuation techniques used to measure fair value. Reporting entities are also required to define the major categories of financial instruments.
Although the Company has adopted FASB ASC 820, the recently-issued guidance on fair value measurement will have no material effect on financial results. The carrying amounts of cash and cash equivalents, trade accounts receivable, other assets, short-term borrowings, trade accounts payable, and due to related party, approximate fair value because of the short maturity of these instruments. All of theses financial instruments are considered Level 1 and are traded openly in an active market.
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
Goodwill and Other Intangible Assets
We evaluate the recoverability of the goodwill of each of our reporting units as required under FASB ASC Topic 350, Intangibles – Goodwill and Other, by comparing the fair value of each reporting unit with its carrying value. The fair values of our reporting units are determined by using a discounted cash flow analysis based upon historical and projected financial information. We apply our best judgment when assessing the reasonableness of the financial projections used to determine the fair value of each reporting unit.
In accordance with FASB ASC Topic 360, Property, Plant and Equipment, we evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable.

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
As of January 1, 2007, we adopted FASB ASC Topic 740, Income Taxes, as it related to uncertain tax positions which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of uncertain tax positions to be taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The determination of the amount of benefits to be recognized and the sustainability of our tax positions upon examination require us to make certain estimates and to use our best judgment based upon historical experience.
Note 18: Subsequent Events
The Company has evaluated, accounted for and disclosed, as necessary, all subsequent events from the balance sheet date through March 15, 2010.
On February 16, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with L.B. Foster Company, a Pennsylvania corporation (“Foster”), and Foster Thomas Company (“Purchaser”), a West Virginia corporation and a wholly-owned subsidiary of Foster. Pursuant to the Merger Agreement, Purchaser will conduct a tender offer to purchase all of the outstanding shares of common stock of Portec (the “Shares”) at a price of $11.71 per Share (the “Offer”), net to the seller in cash (without interest and subject to applicable withholding taxes). Subsequent to the tender offer, Portec will be merged with Purchaser, with Portec as the surviving corporation, with Portec surviving as a wholly-owned subsidiary of Foster (the “Merger”). Consummation of the Offer by Purchaser is subject to certain conditions, including (1) the condition that the number of Shares that have been validly tendered and not withdrawn, together with the number of Shares then owned by Foster or any of its subsidiaries represents at least 65% of the total number of outstanding Shares, on a fully diluted basis (the “Minimum Condition”), (2) the expiration or termination of applicable waiting periods under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976 and (3) and other required regulatory approvals and customary closing conditions.
On February 24, 2010, the United States Court of Appeals for the Second Circuit issued its decision, reversing the order of the United States District Court for the Northern District of New York, which dismissed Portec Rail Products, Inc., from certain litigation that related to the Niagara Mohawk Power Corporation v. Consolidated Rail Corporation, et al. stating that there were genuine issues of material fact. In addition, the Second Circuit reinstated the plaintiff’s claims under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), stating that the plaintiff is entitled to bring a claim for contribution under Section 113(f)(3)(B) of CERCLA. Ongoing litigation may be protracted, and we may incur additional ongoing legal expenses, which are not estimable at this time. Should we ultimately be held liable, damages may be assessed by the Court in accordance with CERCLA. For more information see Note 10: Commitments and Contingencies on page 66.

On February 19, 2010, and through March 3, 2010, a total of five lawsuits initiated by purported shareholders of Portec Rail have been filed against several named defendants. These lawsuits are directly related to the Agreement and Plan of Merger with L.B. Foster Company and Foster Thomas Company. We are currently working with legal counsel to prepare our response to, and defense against, these claims. Following is a summary of these lawsuits:

Date
Filed	Court	Plaintiff	Defendants
2/19/2010	Circuit Court of Kanawha County, West Virginia	Barbara Petkus, individually and on behalf of all others similarly situated.	Portec Rail Products, Inc., Richard J. Jarosinski, Marshall T. Reynolds, John S. Cooper, Louis J. Akers, Philip E. Cline, Daniel P. Harrington, A. Michael Perry, Douglas V. Reynolds, Neal W. Scaggs, Philip Todd Shell, Kirby J. Taylor, and Thomas W. Wright

2/24/2010	Court of Common Pleas, Allegheny County, Pennsylvania	Everett Harper, on behalf of himself and others similarly situated.	Marshall T. Reynolds, John S. Cooper, Louis J. Akers, Philip E. Cline, Daniel P. Harrington, A. Michael Perry, Douglas V. Reynolds, Neal W. Scaggs, Philip Todd Shell, Kirby J. Taylor, Thomas W. Wright, Portec Rail Products, Inc., L.B. Foster Company and Foster Thomas Company

2/24/2010	Court of Common Pleas, Allegheny County, Pennsylvania	Richard S. Gesoff	Marshall T. Reynolds, John S. Cooper, Louis J. Akers, Philip E. Cline, Daniel P. Harrington, A. Michael Perry, Douglas V. Reynolds, Neal W. Scaggs, Philip Todd Shell, Kirby J. Taylor, Thomas W. Wright, Portec Rail Products, Inc., L.B. Foster Company and Foster Thomas Company

3/02/2010	Court of Common Pleas, Allegheny County, Pennsylvania	Scott Phillips, individually and on behalf of all others similarly situated.	L.B. Foster Company, Marshall T. Reynolds, John S. Cooper, Louis J. Akers, Philip E. Cline, Daniel P. Harrington, A. Michael Perry, Douglas V. Reynolds, Neal W. Scaggs, Philip Todd Shell, Kirby J. Taylor, Thomas W. Wright, Portec Rail Products, Inc., and Foster Thomas Company

3/03/2010	Circuit Court of Kanawha County, West Virginia	John Furman, individually and on behalf of all others similarly situated.	Marshall T. Reynolds, John S. Cooper, Louis J. Akers, Philip E. Cline, Daniel P. Harrington, A. Michael Perry, Douglas V. Reynolds, Neal W. Scaggs, Philip Todd Shell, Kirby J. Taylor, Thomas W. Wright, Portec Rail Products, Inc., L.B. Foster Company and Foster Thomas Company
The lawsuits allege, among other things, that Portec Rail’s directors breached their fiduciary duties and L.B. Foster and Purchaser aided and abetted such alleged breaches of fiduciary duties. Based on these allegations, the lawsuits seek, among other reliefs, injunctive relief enjoining the defendants from consummating the Offer and the Merger. They also purport to seek recovery of the costs of the action, including reasonable legal fees. Ongoing litigation may be protracted, and we may incur additional ongoing legal expenses, which are not able to be estimated at this time. For more information see Note 10: Commitments and Contingencies on page 66.

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
     Management has used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has not identified any material weakness in the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year. The Company’s internal control over financial reporting as of December 31, 2009 has been audited by Arnett & Foster, PLLC and Garbutt & Elliott, Ltd. independent registered public accounting firms, as stated in their reports which appear herein.

/s/ Richard J. Jarosinski Richard J. Jarosinski
President and Chief Executive Officer
Principal Executive Officer

/s/ John N. Pesarsick John N. Pesarsick
Chief Financial Officer and
Principal Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Portec Rail Products, Inc.
Pittsburgh, Pennsylvania
We have audited Portec Rail Products, Inc., and Subsidiaries’, internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Portec Rail Products, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit. We did not audit the internal control over financial reporting of Portec Rail Products (UK) Ltd., and Subsidiaries, a wholly-owned consolidated subsidiary, whose consolidated financial statements reflect total assets and net sales of $14,041 and $16,506 (dollars in thousands), respectively, included in the related consolidated financial statement amounts as of and for the year ended December 31, 2009. The internal control over financial reporting of this wholly-owned consolidated subsidiary was audited by other accountants, whose report has been furnished to us, and our opinion, insofar as it relates to the internal control over financial reporting of Portec Rail Products (UK) Ltd., is based solely on the report of the other accountants.
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
Innovation With Results
AF Center · 101 Washington Street, East · P.O. Box 2629 · Charleston, West Virginia 25329
304/346-0441 · 800/642-3601
www.afnetwork.com

In our opinion, based on our audit and the report of the other accountants, Portec Rail Products, Inc., and Subsidiaries, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Portec Rail Products, Inc., and Subsidiaries, and our report dated March 15, 2010, expressed an unqualified opinion.
ARNETT & FOSTER P.L.L.C.

Charleston, West Virginia
March 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Portec Rail Products, Inc.
Pittsburgh, Pennsylvania
We have audited the consolidated balance sheets of Portec Rail Products, Inc., and Subsidiaries, as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 2009, 2008, and 2007 consolidated financial statements of Portec Rail Products (UK) Ltd., and Subsidiaries, a wholly-owned consolidated subsidiary, whose consolidated financial statements reflect total assets of $14,041 and net sales of $16,506 (dollars in thousands) for 2009, total assets of $14,736 and net sales of $25,584 (dollars in thousands) for 2008, and net sales of $27,300 (dollars in thousands) for 2007, that are included in the related consolidated financial statement amounts as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009. Those consolidated financial statements were audited by other accountants, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Portec Rail Products (UK) Ltd., and Subsidiaries, is based solely on the report of the other accountants. Our audit included auditing the adjustments to convert the financial statements of Portec Rail Products (UK) Ltd., and Subsidiaries, to U.S. generally accepted accounting principles in its consolidation into the financial statements of Portec Rail Products, Inc., and Subsidiaries.
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
In our opinion, based on our audits and the report of the other accountants, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Portec Rail Products, Inc., and Subsidiaries, as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Portec Rail Products, Inc., and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2010, expressed an unqualified opinion on the effectiveness of Portec Rail Products, Inc., and Subsidiaries’ internal control over financial reporting.
ARNETT & FOSTER P.L.L.C.
Charleston, West Virginia
March 15, 2010
Innovation With Results
AF Center · 101 Washington Street, East · P.O. Box 2629 · Charleston, West Virginia 25329
304/346-0441 · 800/642-3601
www.afnetwork.com

Report of Independent Registered Public Accounting Firm
TO THE STOCKHOLDERS AND BOARD OF DIRECTORS,
PORTEC RAIL PRODUCTS (UK) LIMITED
SHEFFIELD
UNITED KINGDOM
We have audited Portec Rail Products (UK) Limited’s internal control over financial reporting as of December 31, 2009, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Portec Rail Products (UK) Limited’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Portec Rail Products (UK) Limited maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements for the year ended December 31, 2009 of Portec Rail Products (UK) Limited and our report dated March 15, 2010 expressed an unqualified opinion thereon.
/s/ Garbutt & Elliot LLP
Garbutt & Elliott LLP
York
United Kingdom
March 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
PORTEC RAIL PRODUCTS (UK) LIMITED
SHEFFIELD
UNITED KINGDOM
We have audited the consolidated balance sheets of Portec Rail Products (UK) Limited and Subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income for each of the years in the three year period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009 and 2008, and the consolidated results of its operations for each of the years in the three year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United Kingdom.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009 based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2010, expressed an unqualified opinion on the effective operation of internal control over financial reporting.
/s/ Garbutt & Elliott LLP
Garbutt & Elliott LLP
York
United Kingdom
March 15, 2010

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
ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information required by this Item is incorporated herein by reference to the information set forth under the caption “Election of Directors” in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009 (“2010 Proxy Statement”).
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this Item is incorporated herein by reference to the information set forth under the caption “Election of Directors” in the 2010 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this Item is incorporated herein by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners” and certain information regarding stock ownership under the caption “Election of Directors” in the 2010 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required by this Item is incorporated herein by reference to the information set forth under the caption “Election of Directors” in the 2010 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this Item is incorporated herein by reference to the information with respect to principal accountant fees and services set forth under the caption “Ratification of Appointment of Auditors” in the 2010 Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:
(a)(1)	Financial Statements

•	Consolidated Balance Sheets, December 31, 2009 and 2008

•	Consolidated Statements of Income, Years Ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Shareholders’ Equity, Years Ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Cash Flows, Years Ended December 31, 2009, 2008 and 2007

•	Notes to Consolidated Financial Statements.

•	Report of Management on Internal Control over Financial Reporting

•	Reports of Independent Registered Public Accounting Firms

(a)(2)	Financial Statement Schedules

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

PORTEC RAIL PRODUCTS, INC.
Date: March 15, 2010	By:	/s/ Richard J. Jarosinski
Richard J. Jarosinski, President and
Chief Executive Officer Principal Executive Officer (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Richard J. Jarosinski	By:	/s/ John N. Pesarsick

	Richard J. Jarosinski, President and Chief Executive (Principal Executive Officer)		John N. Pesarsick, Chief Financial Officer (Principal Accounting Officer)

	Date: March 15, 2010		Date: March 15, 2010

By:	/s/ Marshall T. Reynolds	By:	/s/ Douglas V. Reynolds

	Marshall T. Reynolds, Chairman of the Board		Douglas V. Reynolds, Director

	Date: March 15, 2010		Date: March 15, 2010

By:	/s/ John S. Cooper	By:	/s/ Louis J. Akers

	John S. Cooper, Vice Chairman of the Board		Louis J. Akers, Director

	Date: March 15, 2010		Date: March 15, 2010

By:	/s/ Neal W. Scaggs	By:	/s/ Philip E. Cline

	Neal W. Scaggs, Director		Philip E. Cline, Director

	Date: March 15, 2010		Date: March 15, 2010

By:	/s/ Philip Todd Shell	By:	/s/ Daniel P. Harrington

	Philip Todd Shell, Director		Daniel P. Harrington, Director

	Date: March 15, 2010		Date: March 15, 2010

By:	/s/ Kirby J. Taylor	By:	/s/ A. Michael Perry

	Kirby J. Taylor, Director		A. Michael Perry, Director

	Date: March 15, 2010		Date: March 15, 2010

By:	/s/ Thomas W. Wright

Thomas W. Wright, Director

Date: March 15, 2010

EXHIBIT INDEX
3.1	Articles of Incorporation of Portec Rail Products, Inc.*

3.2	Bylaws of Portec Rail Products, Inc.*

4	Form of Common Stock Certificate*

10	Portec Rail Products, Inc. 2006 Stock Option Plan***

14	Code of Ethics**

21	Subsidiaries of the Registrant

23.1	Consent of Garbutt & Elliott, Ltd.

23.2	Consent of Arnett & Foster, PLLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 under the Securities Act of 1933, filed with the SEC on November 6, 2003 (Registration No. 333-110288).

**	Incorporated by reference to previously filed Form 10-K for the year ended December 31, 2006.

***	Incorporated by reference to previously filed Form 10-K for the year ended December 31, 2007.