Form 10-K/A
period 2009-12-31
PORTEC RAIL PRODUCTS INC
filed 2010-04-28
CIK 1263074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
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
DOCUMENTS INCORPORATED BY REFERENCE:
None
Explanatory Note
     The amendment to this Form 10-K is being made in order to include the information in Part III, Items 10, 11, 12, 13 and 14 which were expected to be incorporated by reference into the Registrant’s Form 10-K from the Registrant’s Definitive Annual Meeting Proxy Statement. The Registrant does not anticipate filing its Definitive Annual Meeting Proxy Statement within 120 days of its fiscal year end as is required under the Exchange Act rules in order to incorporate the information required by the above referenced items.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
     Our board of directors currently is composed of 11 members. Our directors are elected annually to serve for a one-year period and until their respective successors are elected and qualify and, therefore, all of our directors’ current terms expire in 2010. The following table sets forth certain information regarding the composition of our board of directors and executive officers, including the terms of office of board members.

				Shares of Common Stock
			Director	Beneficially Owned on	Percent
Names and Address(1)	Age(2)	Positions Held	Since	December 31, 2009(3)	of Class
Directors:
Marshall T. Reynolds	73	Chairman of the Board	1997	1,033,318(4)	10.76%

John S. Cooper	75	Vice-Chairman of the Board	1997	57,000(5)	*

Louis J. Akers	58	Director	2008	5,000	*

Philip E. Cline	76	Director	1998	149,451(6)	1.56%

Daniel P. Harrington	54	Director	1998	745,446(7)	7.76%

A. Michael Perry	73	Director	2004	—	—

Douglas V. Reynolds	34	Director	1998	413,646(8)	4.31%

Neal W. Scaggs	74	Director	1998	242,246	2.52%

Phillip Todd Shell	41	Director	2005	11,000	*

Kirby J. Taylor	64	Director and Corporate Secretary	1997	20,500(9)	*

Thomas W. Wright	58	Director	2004	178,379(10)	1.86%

Executive Officers Who Are Not Directors:

	56	President and Chief Executive
Richard J. Jarosinski		Officer	N/A	22,200(11)	*

	57	Executive Vice President and
Konstantinos Papazoglou		Chief Operating Officer	N/A	55,000(11),(12)	*

	43	Chief Financial Officer and
John N. Pesarsick		Principal Accounting Officer	N/A	8,000(11)	*

Other Employees

	50	Managing Director — CI
Gary P. Bale (13)		Logistics	N/A	2,050(11)	*

All Directors, Executive Officers and Other Employees as a Group (15 persons)				2,943,236	30.60%

*	Less than 1%.

(1)	The mailing address for each person listed is 900 Old Freeport Road, Pittsburgh, Pennsylvania 15238.

(2)	As of December 31, 2009.

(3)	In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table of any shares of common stock if he has sole or shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares. Includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.

(4)	Mr. Reynolds has sole voting and investment power over all reported shares, except for 12,246 shares that are beneficially owned by Mr. Reynolds’ spouse.

(5)	Mr. Cooper has sole voting and investment power over all reported shares, except for 38,000 shares that are beneficially owned by Mr. Cooper’s spouse.

(6)	All of Mr. Cline’s shares are pledged as collateral to secure a business loan and a margin account.

(7)	Mr. Harrington’s beneficial ownership includes shared voting and investment power over 699,446 shares held by TVI Corp., of which Mr. Harrington is President and Chief Executive Officer, and sole voting and investment power 46,000 shares held by the Gates Mills Family Partnership, of which Mr. Harrington is the general partner.

(8)	Mr. Reynolds has sole voting and investment power over all reported shares, except for 24,000 shares held in an irrevocable trust, as to which Mr. Reynolds has shared voting and investment power. All of Mr. Reynolds shares are pledged as collateral to secure a business loan.

(9)	Mr. Taylor has 20,500 shares pledged as collateral to secure a line of credit.

(10)	Mr. Wright’s beneficial ownership includes 10,000 shares held by the Wright Family Partnership, of which Mr. Wright is the general partner. Mr. Wright has sole voting and investment power over all such shares. Mr. Wright has 176,000 shares pledged as collateral to secure a business loan.

(11)	Beneficial ownership of common stock for Messrs. Jarosinski, Papazoglou, and Pesarsick includes stock options to purchase 5,000 shares of common stock that have vested at or will vest within 60 days of December 31, 2009, and beneficial ownership of common stock for Mr. Bale includes stock options to purchase 2,050 shares of common stock that have vested at or will vest within 60 days of December 31, 2009.

(12)	Mr. Papazoglou has sole voting and investment power over all reported shares, except for 7,000 shares beneficially owned by Mr. Papazoglou’s spouse.

(13)	Mr. Bale is not considered an “executive officer” under applicable SEC regulations; however, because he is receiving certain cash payments in connection with the Merger in addition to payment of the Per Share Price for the common stock that he holds, his beneficial ownership is included in this table.
     The principal occupation during the past five years of each director and executive officer of the Company is set forth below. All directors and executive officers have held their present positions for five years unless otherwise stated.
Directors
     Marshall T. Reynolds has served as our Chairman of the Board of Directors since December 1997. Mr. Reynolds has served as Chief Executive Officer and Chairman of the Board of Directors of Champion Industries, Inc., a commercial printer, business form manufacturer and supplier of office products and furniture, from 1992 to the present; President and General Manager of The Harrah & Reynolds Corporation from 1964 (and sole shareholder since 1972) to present; Chairman of the Board of Directors of River City Associates, Inc. (owner of the Pullman Plaza Hotel in Huntington, West Virginia) since 1989; Chairman of the Board of Directors, Broughton Foods Company from 1996 to June 1999; Chairman of the Board of Directors of Energy Services of America Corporation of Huntington, West Virginia since 2006; Chairman of the Board of Directors of McCorkle Machine and Engineering Company in Huntington, West Virginia; Chairman of the Board of Directors of First Guaranty Bancshares, Inc. in Hammond, Louisiana; Director of The Adams National Bank in Washington, D.C.; and Chairman of the Board of Directors of Premier Financial Bancorp, Inc. in Huntington, West Virginia. Mr. Reynolds is the father of Douglas V. Reynolds, a director of Portec Rail Products, Inc.
     John S. Cooper has served as a member of our board of directors since December 1997. Mr. Cooper served as our President and Chief Executive Officer from December 1997 to September 30, 2006, and was appointed Vice Chairman of the Board of Directors on October 1, 2006. Mr. Cooper was hired by our predecessor in July 1979 as Division Vice President of Operations — Railcar Division, and became Division Vice President and General Manager — Railcar Division in August 1980, Vice President and Group Executive in June 1983, Vice President and General Manager — Railway Maintenance Products Division in April 1985, Senior Vice President and Group Executive — Railroad Group in February 1987. Mr. Cooper was employed by the American Bridge Division of United States Steel Corporation from 1956 to 1979. Mr. Cooper received his degree in civil engineering from Pennsylvania State University.
     Louis J. Akers has served as a member of our board of directors since June 2008. Mr. Akers served as Vice Chairman of the Board of Directors of Ferris, Baker Watts, Inc. from December 2001 to June 1, 2006, and Chief Executive Officer from October 1998 to December 2001.
     Philip E. Cline has served as a member of our board of directors since January 1998. Since June 2001, Mr. Cline has served as the President of River City Associates, Inc. and General Manager of the Pullman Plaza Hotel in Huntington, West Virginia. He served as President of Monumental Concrete from June 1999 to June 2001. Mr. Cline served as President and Chief Executive Officer of Broughton Foods Company from November 1996 to June 1999. He was employed in various capacities, including Vice President and Treasurer, Executive Vice President and

Consultant by J. H. Fletcher & Co., a manufacturer of underground mining equipment in Huntington, West Virginia from 1968 to 1996. He presently serves on the board of directors of J.H. Fletcher & Co.; the board of directors of the Logan Corporation, a distributor of mining industrial and construction supplies; and the board of directors of Champion Industries, Inc.
     Daniel P. Harrington has served as a member of our board of directors since January 1998. Since 1991, Mr. Harrington has served as the President, Chief Executive Officer and a director of HTV Industries, Inc., a privately held company engaged in manufacturing and investments in various industries. Mr. Harrington is President of TVI Corporation, which is a wholly-owned subsidiary of HTV Industries, Inc. Mr. Harrington is a director of Biopure Corporation in Cambridge, Massachusetts; Churchill Downs, Inc. in Louisville, Kentucky; and First Guaranty Bancshares in Hammond, Louisiana.
     Michael Perry has served as a member of our board of directors since April 2004. Mr. Perry served as Chief Executive Officer of Bank One West Virginia Corporation (formerly Key Centurion Bancshares, Inc.) from 1983 until his retirement in June 2001. He also served that institution as Chairman of the Board of Directors from November 1993 until June 2001, and as President from 1983 until 1993. Mr. Perry is a member of the board of directors of Champion Industries, Inc. and Arch Coal, Inc. He is also the co-founder of Heritage Farm Museum and Village.
     Douglas V. Reynolds has served as a member of our board of directors since January 1998. Mr. Reynolds has been engaged in the private practice of law since June 2003. He previously served as an attorney for the public defenders office of Cabell County from May 2001 to June 2003. Mr. Reynolds is President of the Transylvania Corporation, and a director of The Harrah & Reynolds Corporation, The Adams National Bank and Energy Services of America Corporation. He also serves in the West Virginia House of Delegates. Mr. Reynolds is a graduate of Duke University and holds a law degree from West Virginia University. Mr. Reynolds is the son of Marshall T. Reynolds, our Chairman of the Board.
     Neal W. Scaggs has served as a member of our board of directors since January 1998. Since 1961, Mr. Scaggs has served as the President of Baisden Brothers, Inc. Mr. Scaggs is a director of Champion Industries, Inc., Premier Financial Bancorp, Inc., Energy Services of America Corp. and Logan Corporation. Mr. Scaggs also serves as Chairman of the Board of Directors of Bucane, Inc.
     Phillip Todd Shell has served as a member of our board of directors since September 2005. Since 1992 Mr. Shell has held the position of Chief Investment Officer of Guyan International. Mr. Shell has also been the Vice-President of Guyan Machinery Rebuilders since 2001, and serves on the board of directors of The Adams National Bank. Mr. Shell graduated from the University of Georgia in 1991, and received an MBA from Marshall University in 1996.
     Kirby J. Taylor has served as our Corporate Secretary and a member of our board of directors since December 1997. Mr. Taylor has been President and Chief Executive Officer of Action Business Consulting, a management-consulting firm, since April 2006, and served as President and Chief Operating Officer of Champion Industries, Inc. from September 2000 to January 2005. He served as a director of C.J. Hughes Company from September 2002 to August 2008, when it was acquired by Energy Services of America Corporation. Mr. Taylor is the Vice-President, Secretary and Treasurer of Pritchard Electric Company, Inc., an industrial electrical contractor, since May 1998. He previously spent four years with General Electric, twenty-two years with Tenneco Inc., two years with Outboard Marine Corp. and two years with Addington Resources, Inc.
     Thomas W. Wright has served as a member of our board of directors since April 2004. He has served as Chief Executive Officer of NexQuest, Inc. since 1996. From 1971 to 1996, Mr. Wright was President/Owner and then President of an industrial services company. Mr. Wright is a member of the board of directors of Premier Financial Bancorp, Inc. He previously served as Board Chairman of Rose Hill Christian School, and Regional Vice Chairman and board member for Kentucky Chamber of Commerce. He is a former member of the Eastern Kentucky University Foundation and a former director of National City Bank.

Executive Officers Who Are Not Directors
     Richard J. Jarosinski has been employed by the Company since 1975, and was appointed President and Chief Executive Officer effective October 1, 2006. Mr. Jarosinski was Group Vice President of the Company from February 2, 2005 through September 30, 2006, and President and General Manager of the Railway Maintenance Products Division from January 1998 through February 1, 2005. Mr. Jarosinski served as a member of our board of directors from January 1998 to May 2004. Mr. Jarosinski is a registered Professional Engineer in the state of Pennsylvania and has held various positions with trade associations in the rail industry.
     Konstantinos Papazoglou has been employed by the Company since 1978, and was appointed Executive Vice President and Chief Operating Officer effective October 1, 2006. Mr. Papazoglou was Group Vice President of the Company from February 2, 2005 through September 30, 2006, and President of the Portec, Rail Products Ltd. Division from August 1997 to February 1, 2005. Mr. Papazoglou served as a member of our board of directors from January 1998 to May 2004. Mr. Papazoglou holds both a Bachelor’s Degree and a Master’s Degree in Mechanical Engineering from Concordia University in Montreal, Quebec, Canada.
     John N. Pesarsick has been employed by the Company since 2003, and was appointed Chief Financial Officer in April 2006 and Assistant Secretary in June 2006. Mr. Pesarsick previously served as Corporate Controller for the Company and held various positions in the Corporate Accounting department. Prior to joining the Company in 2003, he was employed by NCS Healthcare, Inc. as a Regional Assistant Controller since 2000. Mr. Pesarsick began his career in public accounting with Ernst & Young, LLP and is a Certified Public Accountant, and holds a Bachelor’s Degree in Accounting from Robert Morris University.
     None of our directors or executive officers serves on the board of directors of any corporation or other organization that is a parent, or affiliate of the Company, other than subsidiaries of Portec Rail Products, Inc. The majority of our directors were nominated because they possessed extensive experience in senior management positions in a variety of industries, and as a result, were qualified to evaluate all of the factors that contribute to the Company’s performance, including but not limited to industry trends, sales and production data, business risks and financial data. In addition, Messrs. Perry and Douglas Reynolds have extensive experience as attorneys, and Mr. Douglas Reynolds has experience in governmental affairs.
Service on Public Company Boards
     Unless indicated, the service on boards of directors of public companies indicated below has been for at least five years.
     Mr. Marshall Reynolds is chairman of the board of directors and Messrs. Scaggs and Wright are directors of Premier Financial Bancorp, Inc. of Huntington, West Virginia, which has a class of securities registered pursuant to the Exchange Act.
     Mr. Marshall Reynolds is chairman of the board of directors and Messrs. Scaggs and Douglas Reynolds are directors of Energy Services of America Corporation of Huntington, West Virginia, which has a class of securities registered pursuant to the Exchange Act.
     Mr. Marshall Reynolds is chairman of the board of directors and Mr. Harrington is a director of First Guaranty Bancshares, Inc. of Hammond, Louisiana, which has a class of securities registered pursuant to the Exchange Act.
     Mr. Perry is a director of Arch Coal, Inc. which has a class of securities registered pursuant to the Exchange Act.
     Mr. Marshall Reynolds is chairman of the board of directors and Messrs. Cline, Perry, Akers and Scaggs are directors of Champion Industries, Inc. of Huntington, West Virginia, which has a class of securities registered pursuant to the Exchange Act.

     Mr. Harrington is a director of Biopure Corporation of Cambridge, Massachusetts and Churchill Downs Inc., of Louisville, Kentucky, which have a class of securities registered pursuant to the Exchange Act.
Board Independence
     The board of directors consists of a majority of “independent directors” within the meaning of the NASDAQ corporate governance listing standards. The board of directors has determined that Messrs. Harrington, Perry, Scaggs, Shell, Akers and Wright, are “independent directors” within the meaning of such standards.
     The board of directors has adopted a policy that the independent directors of the board of directors shall meet in executive sessions periodically, which meetings may be held in conjunction with regularly scheduled board meetings.
     The board of directors has also determined that each member of the Audit Committee of the board of directors meets the independence requirements applicable to that committee prescribed by the NASDAQ Marketplace Rules, the SEC and the Internal Revenue Service.
     In determining the independence of our directors, the board of directors considered transactions between our directors and the Company which are not required to be disclosed under the federal securities laws. Based on this review the board of directors made the determination as to independence set forth above.
Board Leadership Structure and Risk Oversight
     Our board of directors is chaired by Marshall T. Reynolds, who is a non-executive director.
     We separate the roles of CEO and Chairman of the Board in recognition of the differences between the two roles. The CEO is responsible for setting the strategic direction for the Company and the day to day leadership and performance of the Company, while the Chairman of the Board provides guidance to the CEO and presides over meetings of the full board of directors.
     The role of the board of directors in the Company’s risk oversight process includes receiving regular reports from members of senior management on areas of material risk to the Company, including operational, financial, legal and regulatory, and strategic and reputational risks. The full board of directors receives these reports from the appropriate personnel within the Company to enable it to understand our risk identification, risk management and risk mitigation strategies.
Section 16(a) Beneficial Ownership Reporting Compliance
     Our common stock is registered with the SEC pursuant to Section 12(b) of the Exchange Act. Our officers and directors and beneficial owners of greater than 10% of our common stock (“10% beneficial owners”) are required to file reports on Forms 3, 4 and 5 with the SEC disclosing beneficial ownership and changes in beneficial ownership of the common stock. SEC rules require disclosure in our Proxy Statement or Annual Report on Form 10-K of the failure of an officer, director or 10% beneficial owner of our common stock to file a Form 3, 4 or 5 on a timely basis. Based on our review of ownership reports required to be filed for the year ended December 31, 2009, no executive officer, director or 10% beneficial owner of our shares of common stock failed to file ownership reports on a timely basis.

Meetings and Committees of the Board of Directors
     The board of directors meets quarterly, or more often as may be necessary. The board of directors has four standing committees: the executive committee, compensation committee, nominating committee and audit committee. The board of directors held four (4) regular meetings and no special meetings during 2009. All directors attended at least 75% in the aggregate of the total number of board meetings held. Of the directors serving on our committees, Mr. Shell attended fewer than 75% of the total number of committee meetings on which he served during 2009.
     We do not have a policy regarding director attendance at the annual meetings of shareholders. All of our directors attended the 2009 annual meeting of shareholders.
     Executive Committee. The executive committee generally has the power and authority to act on behalf of the board of directors while the board of directors is not in session, except as otherwise provided by law and subject at all times to the direction of the board of directors. The executive committee is comprised of Directors Marshall T. Reynolds (Chairman), Douglas V. Reynolds, Kirby J. Taylor and John S. Cooper. The executive committee did not meet during 2009.
     Compensation Committee. The compensation committee is responsible for recommending to the full board of directors the compensation of the chief executive officer and senior management, reviewing and administering overall compensation policy, including setting performance measures and goals, administering any stock-based compensation plans as may be adopted, establishing compensation of the board of directors and other matters of personnel policy and practice. The compensation committee is comprised of Directors Harrington (Chairman), Perry and Shell. Each member of the compensation committee is considered “independent” as defined in the NASDAQ corporate governance listing standards. Our board of directors has adopted a written charter for the compensation committee. A copy of the compensation committee charter is also available at our website at http://www.portecrail.com. The compensation committee met once during 2009.
     The Compensation Committee reserves the right to recommend elements of executive compensation to the board of directors for its approval. The Compensation Committee does not use strict numerical formulas to determine changes in compensation for our named executive officers; however, a variety of different factors are weighed in deliberations, including emphasis on profitability and scope of operations, experience and expertise, and management skills of the executive officers and their roles in our future success. While each of the quantitative and qualitative factors described above are considered by the Compensation Committee, such factors are not assigned a specific weight in evaluating the performance of our named executive officers. No compensation consultants were used in determining director or executive officer compensation for 2009.
     Nominating Committee. The nominating committee consists of Directors Scaggs (Chairman), Shell and Wright. Each member of the nominating committee is considered “independent” as defined in the NASDAQ corporate governance listing standards. Our board of directors has adopted a written charter for the nominating committee. A copy of the nominating committee charter is also available at our website at http://www.portecrail.com. The nominating committee met once during 2009.
     The functions of the nominating committee include the following:
•	to lead the search for individuals qualified to become members of the board of directors and to select director nominees to be presented for shareholder approval;

•	to review and monitor compliance with the requirements for board independence;

•	to review the committee structure and make recommendations to the board of directors regarding committee membership; and

•	to develop and recommend to the board of directors for its approval a set of corporate governance guidelines.

     The nominating committee identifies nominees by first evaluating the current members of the board of directors willing to continue in service. Current members of the board of directors with skills and experience that are relevant to our business and who are willing to continue in service are first considered for re-nomination, balancing the value of continuity of service by existing members of the board of directors with that of obtaining a new perspective. If any member of the board of directors does not wish to continue in service, or if the nominating committee or the board of directors decides not to nominate a member for re-election, or if the size of the board of directors is increased, the nominating committee would solicit suggestions for director candidates from all board members. In addition, the nominating committee is authorized by its charter to engage a third party to assist in the identification of director nominees. The nominating committee would seek to identify a candidate who at a minimum satisfies the following criteria:
•	has personal and professional ethics and integrity and whose values are compatible with ours;

•	has had experiences and achievements that have given him or her the ability to exercise and develop good business judgment;

•	is willing to devote the necessary time to the work of the board of directors and its committees, which includes being available for board and committee meetings;

•	is familiar with the communities in which we operate and/or is actively engaged in community activities;

•	is involved in other activities or interests that do not create a conflict with his or her responsibilities to us and our shareholders; and

•	has the capacity and desire to represent the balanced, best interests of our shareholders as a group, and not primarily a special interest group or constituency.
     The nominating committee will also take into account whether a candidate satisfies the criteria for “independence” under the NASDAQ corporate governance listing standards and, if a nominee is sought for service on the audit committee, the financial and accounting expertise of a candidate, including whether an individual qualifies as an “audit committee financial expert.”
     The board of directors seeks independent directors who represent a mix of backgrounds and experiences that will enhance the quality of the board of directors’ deliberations and decisions. Candidates shall have experience with one or more publicly traded companies or shall have achieved a high level of distinction in their chosen fields.
     Audit Committee. The audit committee consists of Directors Scaggs (Chairman), Harrington and Akers. Each member of the audit committee is considered “independent” as defined in the NASDAQ corporate governance listing standards and under SEC Rule 10A-3.
     The board of directors has determined that Director Akers qualifies as an “audit committee financial expert” as that term is used in the rules and regulations of the SEC. Mr. Akers has significant experience as a result of his many years of service as Chief Executive Officer of Ferris, Baker, Watts, Inc. and his extensive knowledge in the investment banking field.
     The audit committee meets with our financial management and independent registered public accounting firm to review and discuss financial statements and disclosure matters to make recommendations to the board of directors with respect to such matters. The audit committee also has the authority to approve the annual appointment of our independent registered public accounting firm and to monitor the performance of such firm; to review with management the status of internal accounting controls, internal audit procedures and results; and to establish procedures for the reporting and resolution of complaints regarding conflicts of interest, accounting, internal accounting controls, and auditing matters.

     The audit committee met eight (8) times during 2009. The board of directors has adopted a written charter for the audit committee. A copy of the audit committee charter is available at our website at http://www.portecrail.com.
Procedures for the Nomination of Directors by Shareholders
     The nominating committee has adopted procedures for the submission of director nominees by shareholders. If a determination is made that an additional candidate is needed for the board of directors, the nominating committee will consider candidates submitted by our shareholders. Shareholders can submit the names of qualified candidates for director by writing to our Corporate Secretary at 900 Old Freeport Road, Pittsburgh, Pennsylvania 15238. The Corporate Secretary must receive a submission not less than 45 days prior to the anniversary date of our proxy materials for the preceding year’s annual meeting. The submission must include the following information:
•	a statement that the writer is a shareholder and is proposing a candidate for consideration by the nominating committee;

•	the name and address of the shareholder as they appear on our books and number of shares of our common stock that are owned beneficially by such shareholder (if the shareholder is not a holder of record, appropriate evidence of the shareholder’s ownership will be required);

•	the name, address and contact information for the candidate, and the number of shares of common stock that are owned by the candidate (if the candidate is not a holder of record, appropriate evidence of the shareholder’s ownership should be provided);

•	a statement of the candidate’s business and educational experience;

•	such other information regarding the candidate as would be required to be included in the proxy statement pursuant to SEC Regulation 14A;

•	a statement detailing any relationship between us and the candidate;

•	a statement detailing any relationship between the candidate and any of our customers, suppliers or competitors;

•	detailed information about any relationship or understanding between the proposing shareholder and the candidate; and

•	a statement that the candidate is willing to be considered and willing to serve as a director if nominated and elected.
     A nomination submitted by a shareholder for presentation by the shareholder at an annual meeting of shareholders will also need to comply with any additional procedural and informational requirements we may adopt in the future. There have been no changes in these procedures since they were last disclosed in the proxy statement for our 2009 annual meeting of shareholders.

Shareholder Communications with the Board
     A shareholder who wants to communicate with the board of directors or with any individual director can write to our Corporate Secretary at 900 Old Freeport Road, Pittsburgh, Pennsylvania 15238, Attention: Board Administration. The letter should indicate that the author is a shareholder and if shares are not held of record, should include appropriate evidence of stock ownership. Depending on the subject matter, management will:
•	forward the communication to the director or directors to whom it is addressed;

•	attempt to handle the inquiry directly, i.e. where it is a request for information about us or it is a stock-related matter; or

•	not forward the communication if it is primarily commercial in nature, relates to an improper or irrelevant topic, or is unduly hostile, threatening, illegal or otherwise inappropriate.
     At each board meeting, management shall present a summary of all communications received since the last meeting that were not forwarded and make those communications available to the directors.
Code of Ethics
     The board of directors adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees, and a Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer (collectively the “Codes”). The Codes are intended to promote honest and ethical conduct, full and accurate reporting and compliance with laws. A copy of the Code of Ethics is available on our website at http://www.portecrail.com. Amendments to and waivers from the Code of Ethics will also be disclosed on our website.
ITEM 11. EXECUTIVE COMPENSATION
Executive Compensation
Chief Executive Officer Compensation
     Effective October 1, 2009, Mr. Jarosinski, our President and Chief Executive Officer, received an increase in his base salary of 5.0% resulting in a new annual base salary of $210,000. Mr. Jarosinski’s previous base salary increase occurred on October 1, 2008.
Chief Operating Officer Compensation
     Effective October 1, 2009, Mr. Papazoglou, our Executive Vice-President and Chief Operating Officer, received an increase in his base salary of 4.7% resulting in a new annual base salary of $223,000 Canadian dollars (approximately $210,000 U.S. dollars applying the exchange rate in effect February 3, 2010). Mr. Papazoglou’s previous base salary increase occurred on October 1, 2008.
Chief Financial Officer Compensation
     Effective October 1, 2009, Mr. Pesarsick, our Chief Financial Officer, received an increase in his base salary of 5.4% resulting in a new annual base salary of $137,000. Mr. Pesarsick’s previous base salary increase occurred on October 1, 2008.

     Summary Compensation Table. The following table shows the compensation of Richard J. Jarosinski, our President and Chief Executive Officer, Konstantinos Papazoglou, our Executive Vice President and Chief Operating officer, and John N. Pesarsick, our Chief Financial Officer (collectively our “Named Executive Officers”), who are our only executive officers to have received total compensation of $100,000 or more for services to Portec Rail Products, Inc. and its subsidiaries during the year ended December 31, 2009.

Summary Compensation Table
					All other
Name and		Salary	Bonus	Option awards	compensation	Total
Principal Position	Year	($) (1)	($) (2)	($) (3)	($) (4)	($)
Richard J. Jarosinski,	2009	200,000	100,000	—	15,000	315,000
President and Chief	2008	185,000	92,500	18,400	16,000	311,900
Executive Officer
Konstantinos Papazoglou,	2009	188,300	94,100	—	15,100	297,500
Executive Vice President and	2008	189,200	95,100	18,400	15,300	318,000
Chief Operating Officer (5)
John N. Pesarsick,	2009	130,000	65,000	—	10,400	205,400
Chief Financial Officer	2008	122,500	61,300	18,400	11,000	213,200

(1)	Represents cash-basis salaries paid to our named executive officers in 2009 and 2008 rather than their annual salaries at a particular point in time.

(2)	Represents bonuses earned for 2009 and 2008, but paid in the first quarters of 2010 and 2009, respectively.

(3)	Represents the aggregate grant date fair value of 5,000 stock options awarded to each of the named executive officers on January 30, 2008. For further details regarding stock option awards, reference Footnote 18 of our 2008 consolidated financial statements reported on Form 10-K as filed with the Securities and Exchange Commission.

(4)	Amounts represent life, accidental death and dismemberment, and travel and accident insurance premiums for 2009 ($1,100 for Mr. Jarosinski; $1,700 for Mr. Papazoglou; and $700 for Mr. Pesarsick) paid by us. Additionally, amounts in this column include employer contributions under our 401(k) plan during 2009 ($13,900 for Mr. Jarosinski and $9,700 for Mr. Pesarsick) and our Canadian Simplified Pension Plan and Group Registered Retirement Savings Plan ($13,300 for Mr. Papazoglou). Perquisites and personal benefits are not included with all other compensation as they represent less than $10,000 of compensation in the aggregate.

(5)	Mr. Papazoglou receives all of his compensation in Canadian dollars. For 2009, the amounts in Canadian dollars are salary $213,000, bonus $106,500, and other compensation $16,900. The amounts presented in the table above were converted into U.S. dollars using an average foreign exchange rate for the full year 2009.
Retirement Benefits
     Mr. Jarosinski will receive retirement benefits from the Portec Rail Products, Inc. Retirement Plan (the “Retirement Plan”), our noncontributory defined benefit pension plan. The board of directors of Portec Rail Products, Inc. voted on August 26, 2003 to freeze the Retirement Plan effective December 31, 2003, meaning that no benefits will accrue to participants after that date. Credited service earned after December 31, 2003, will not be taken into account and no new hire or rehired participants will be permitted to join the Retirement Plan after that date; however, the benefit that a person had earned as of December 31, 2003 will not be reduced in any way. Employees with five or more years of service are entitled to annual pension benefits beginning at age 65. The Retirement Plan permits early retirement at ages 55 through 64. If employees terminate before rendering five years of service, they forfeit the right to receive their accumulated plan benefits. Full and immediate vesting occurs upon the completion of five years of service. The pension benefits of a salaried participant under the Retirement Plan are equal to 1.4% of their final average earnings multiplied by credited service from December 31, 1991 through December 31, 2003. Additional benefit provisions apply for salaried employees hired prior to January 1, 1992. The normal form of benefit from the Retirement Plan for a single participant is a life annuity, or for a married participant, a qualified joint and survivor annuity.
     Mr. Jarosinski is eligible for benefits under the Retirement Plan, as he was part of our predecessor’s defined benefit pension plan (Portec Incorporated Employees Retirement Program), and as such, he is entitled to benefits accrued while a participant of that plan and has received credit for his years of service with Portec, Inc. Mr. Pesarsick and Papazoglou are not covered by the Retirement Plan, as Mr. Pesarsick was a new hire at the time the plan was frozen and Mr. Papazoglou is ineligible because he is a resident of Canada.

     Mr. Jarosinski and Mr. Pesarsick are participants in the qualified defined contribution 401(k) plan covering substantially all of our United States employees. Under the terms of the plan, the Company contributes 3% of each employee’s monthly compensation as a non-elective contribution and may also contribute up to 50% of the first 6% of each employee’s compensation contributed to the plan as an annual profit sharing match, depending on certain profitability thresholds.
     Mr. Papazoglou will receive benefits under our Canadian employee post-retirement benefit plan, which provides retiree life insurance, health care benefits, and dental care. The only requirement necessary for participation in this plan is ten years of service with the Company. Health care and dental care are lifetime benefits, which provide additional coverage to retirees over and above the medical insurance provided by the Canadian government. The Company does not make regular contributions to this plan; rather, the Company is responsible for the payment of the premiums to purchase this insurance.
     Mr. Papazoglou is covered by our Canadian Simplified Pension Plan, which is similar to a defined contribution plan. Under the terms of the plan, the Company may contribute 4% of his compensation as a non-elective contribution. For purposes of this plan, compensation includes the executive’s base salary and annual bonus. This amount is immediately vested, but cannot be withdrawn until age 65; however, the plan does permit early retirement before age 65. The provisions of the Canadian Simplified Pension Plan are the same for Mr. Papazoglou as they are for all non-union employees of our Canadian operation near Montreal.
     In addition, Mr. Papazoglou is covered by our Canadian Group Registered Retirement Savings Plan, which is also similar to a defined contribution plan. Under the terms of the plan, an employee may contribute the lesser of 18% of his compensation or the maximum allowable limit set by the Income Tax Act in Canada. Compensation includes the executive’s base salary and his annual bonus. The Company may contribute up to 30% of the first 6% contributed by the employee. The 30% contribution is at the discretion of management, and may be changed as long as the change is made prior to December 15th of the preceding year. Both the employee’s contribution and the 30% employer contribution vest immediately; however, neither the employee’s contribution nor the 30% contribution can be withdrawn without penalty unless a financial hardship exists. An employee may begin withdrawing from the plan at any time prior to the end of the calendar year in which he reaches age 69. The provisions of the Canadian Group Registered Retirement Savings Plan are the same for Mr. Papazoglou as they are for all non-union employees of our Canadian operation near Montreal.
     Outstanding Equity Awards at Year End. The following table sets forth information with respect to our outstanding equity awards as of December 31, 2009 for our named executive officers.

Outstanding Equity Awards at December 31, 2009
	Option awards					Stock awards
								Equity
								incentive	Equity
						# of		plan	incentive
			Equity			shares		awards: #	plan awards;
			incentive			or	Market	of	market or
			plan			units	value of	unearned	payout value
	# of		awards: # of			of	shares	shares,	of unearned
	securities	# of securities	securities			stock	or units	units or	shares, units
	underlying	underlying	underlying			that	of stock	other	or other
	unexercised	unexercised	unexercised	Option	Option	have	that	rights that	rights that
	options	options	unearned	exercise	expiration	not	have not	have not	have not
Name	exercisable	unexercisable	options	price	date	vested	vested	vested	vested
Richard J. Jarosinski,	1,000	4,000	—	$9.68	1/30/2018	—	$—	—	$—
President and Chief Executive Officer (1)	2,000	3,000	—	$9.65	1/16/2017	—	—	—	—

Konstantinos Papazoglou,	1,000	4,000	—	$9.68	1/30/2018	—	$—	—	$—
Executive Vice-President and Chief Operating Officer (1)	2,000	3,000	—	$9.65	1/16/2017	—	—	—	—

John N. Pesarsick,	1,000	4,000	—	$9.68	1/30/2018	—	$—	—	$—
Chief Financial Officer (1)	2,000	3,000	—	$9.65	1/16/2017	—	—	—	—

(1)	Each of our Executive Officers was granted 10,000 stock options (5,000 on January 16, 2007 and 5,000 on January 30, 2008). As of December 31, 2009, 2,000 options held by each Executive Officer have vested from the January 16, 2007 grant and 1,000 options held by each Executive Officer have vested from the January 30, 2008 grant. As of December 31, 2009, 3,000 options held by each Executive Officer remain unvested from the January 16, 2007 grant and 4,000 options held by each Executive Officer remain unvested from the January 30, 2008 grant.
     In June 2006, our shareholders ratified the Portec Rail Products, Inc. 2006 Stock Option Plan (the “Option Plan”), which authorizes the issuance of up to 150,000 shares of common stock of Portec Rail Products, Inc. pursuant to grants of incentive and non-statutory stock options. The Option Plan will be able to make awards to the extent shares are available for a period of ten years from the date of shareholder approval, or until June 8, 2016. On January 30, 2008 and January 16, 2007, the Compensation Committee of our board of directors approved the granting of 5,000 stock options with an exercise price of $9.68 and $9.65 per stock option, respectively, to Messrs. Jarosinski, Papazoglou, and Pesarsick. The stock options will vest ratably over a five-year vesting period and will expire on January 30, 2018 and January 16, 2017, respectively.
Director Compensation
     Our directors are paid $500 for each meeting of the board of directors that they attend. No committee fees have been paid. All directors are entitled to be reimbursed for their expenses incurred while attending meetings of the board of directors.

     Directors’ Summary Compensation Table. Set forth below is summary compensation for each of our directors for 2009.

Director Compensation
	Fees earned or	Total
Name	paid in cash ($)	($)
Marshall T. Reynolds	$2,000	$2,000
John S. Cooper (1)	$50,600	$50,600
Louis J. Akers	$2,000	$2,000
Philip E. Cline	$1,500	$1,500
Daniel P. Harrington	$2,000	$2,000
A. Michael Perry	$1,500	$1,500
Douglas V. Reynolds	$1,500	$1,500
Neal W. Scaggs	$2,000	$2,000
Philip Todd Shell	$2,000	$2,000
Kirby Taylor (2)	$44,000	$44,000
Thomas W. Wright	$2,000	$2,000

(1)	Mr. Cooper received director fees of $500 for each meeting that he attended. In addition, Mr. Cooper received a total of $48,600 for consulting services performed during 2009 under a consulting agreement entered into effective January 1, 2008.

(2)	Mr. Taylor received director fees of $500 for each meeting that he attended. In addition, Mr. Taylor received a total of $42,000 for consulting services performed during 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Persons and groups who beneficially own in excess of five percent of the Common Stock are required to file certain reports with the Securities and Exchange Commission regarding such ownership. The following table sets forth, as of March 31, 2010 (except as noted below), the shares of Common Stock beneficially owned by each person who was the beneficial owner of more than five percent of our outstanding shares of Common Stock, as well as the shares owned by our directors and executive officers as a group.

	Amount of Shares
	Owned and Nature		Percent of Shares
Name and Address of	of Beneficial		of Common Stock
Beneficial Owners	Ownership(1)		Outstanding
All Directors and Executive Officers(2)	2,943,236		30.60%
as a Group (15 persons)

Principal Shareholders:

Marshall T. Reynolds	1,033,318	(3)	10.76%
P.O. Box 4040 Huntington, WV 25729

Daniel P. Harrington	745,446	(4)	7.76%
30195 Chagrin Boulevard Suite 310 Pepper Pike, OH 44124

First Eagle Investment Management, LLC	651,264	(5)	6.78%
1345 Avenue of the Americas New York, New York 10105

(1)	In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table of any shares of common stock if he has sole or shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares. Includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.

(2)	The Group includes, for purposes of this table, Gary P. Bale, Managing Director — CI Logistics. Mr. Bale is not considered an “executive officer” under applicable SEC regulations; however, because he is receiving certain cash payments in connection with the Merger in addition to payment of the Per Share Price for the common stock that he holds, his beneficial ownership is included in this table for purposes of clarifying total payments to all individuals receiving cash payments.

(3)	Mr. Reynolds has sole voting and investment power over all reported shares, except for 12,246 shares that are beneficially owned by Mr. Reynolds’ spouse.

(4)	Mr. Harrington’s beneficial ownership includes shared voting and investment power over 699,446 shares held by TVI Corp., of which Mr. Harrington is President and Chief Executive Officer, and sole voting and investment power over 46,000 shares held by the Gates Mills Family Partnership, of which Mr. Harrington is the general partner.

(5)	Based on Schedule 13d filed with the SEC on April 22, 2010. First Eagle Investment Management, LLC. claims shared voting and investment power over 651,264 shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Since January 1, 2008, we and our subsidiaries have not had any transactions or series of transactions, in which the amount involved exceeds $120,000 and in which our directors, executive officers or 5% or more shareholders have a direct or indirect material interest.
     As of December 31, 2009, we had a credit facility with an outstanding principal balance of $1.7 million with Boone County Bank, Inc., a related party. Boone County Bank, Inc. is a wholly-owned subsidiary of Premier Financial Bancorp, Inc. located in Madison, West Virginia. Our Chairman of the Board of Directors is the Chairman of the Board of Directors and a shareholder of Premier Financial Bancorp, Inc. We believe that our credit facility with Boone County Bank, Inc. is on terms comparable to those obtained by a non-affiliated third party.
     In addition, the Company intends to make a payment to the Executive Officers and to Gary P. Bale, the Company’s Managing Director of United Kingdom Materials Handling Division, at or immediately prior to the completion of our acquisition by L.B. Foster, in an amount equal to one year’s base salary. The Company also intends to pay to Kirby Taylor a bonus as compensation for services performed in assisting the Company’s Chairman of the Board in managing and negotiating the Contemplated Transactions on behalf of the Company (in consultation with, and at the direction of, the Company’s Chairman of the Board), for coordinating due diligence efforts on behalf of the Company and for attending due diligence reviews conducted by L. B. Foster in Canada, the United States and the United Kingdom. The following table sets forth the amounts of these payments:

Payment
Executive	Amount
Richard J. Jarosinski	$210,000
Konstantinos Papazoglou	$210,000
John N. Pesarsick	$137,000
Gary P. Bale	$141,000
Kirby J. Taylor	$350,000
     Information with respect to payments to Mr. Papazoglou is presented in U.S. dollars, and has been converted from Canadian dollars using a foreign exchange rate as of the close of business on February 3, 2010. The amount in Canadian dollars is $223,000. Information with respect to payments to Mr. Bale is presented in U.S. dollars, and has been converted from British pounds sterling using a foreign exchange rate as of the close of business on February 3, 2010. The amount in British pounds sterling is £88,000. The actual value, in U.S. dollars, of the payments to be made to Messrs. Papazoglou and Bale will depend on the exchange rates at the time of payment.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
     Set forth below is certain information concerning aggregate fees billed for professional services rendered for fiscal years 2009 and 2008 by Arnett & Foster, PLLC.

	2009	2008
Audit Fees	$289,191	$288,400
Audit-related Fees	40,174	39,214
Tax Fees	57,646	59,753
All Other Fees	—	—
Reimbursed Expenses	27,612	34,203

Total Fees	$414,623	$421,570

     Audit Fees. Includes financial statement audit fees for 2009 and 2008, which includes additional fees for procedures performed on the Canadian subsidiaries related to internal audit control procedures.
     Audit-Related Fees. Includes fees for the 10-Q quarterly review for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009.
     Tax Fees. Includes fees for tax return preparation, tax research regarding international tax issues and other permitted and approved income tax research and consultation services.
     Reimbursed Expenses. Primarily includes travel expenses.
Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm
     The audit committee adopted a policy requiring pre-approval of all audit and non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget. The audit committee has delegated pre-approval authority to its chairman when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTEC RAIL PRODUCTS, INC.
Date: April 28, 2010	By:	/s/ Richard J. Jarosinski
Richard J. Jarosinski, President and
Chief Executive Officer Principal Executive Officer (Duly Authorized Representative)

EXHIBIT INDEX

3.1	Articles of Incorporation of Portec Rail Products, Inc.*

3.2	Bylaws of Portec Rail Products, Inc.*

4	Form of Common Stock Certificate*

10	Portec Rail Products, Inc. 2006 Stock Option Plan***

14	Code of Ethics**

21	Subsidiaries of the Registrant

23.1	Consent of Garbutt & Elliott, Ltd.

23.2	Consent of Arnett & Foster, PLLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 under the Securities Act of 1933, filed with the SEC on November 6, 2003 (Registration No. 333-110288).

**	Incorporated by reference to previously filed Form 10-K for the year ended December 31, 2006.

***	Incorporated by reference to previously filed Form 10-K for the year ended December 31, 2007.