Form 10-Q
period 2010-03-31
PORTEC RAIL PRODUCTS INC
filed 2010-05-07
CIK 1263074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☑
     As of April 30, 2010, there were 9,602,029 shares issued and outstanding of the Registrant’s Common Stock.

PORTEC RAIL PRODUCTS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Portec Rail Products, Inc.
Condensed Consolidated Balance Sheets

	March 31	December 31
	2010	2009
	(Unaudited)	(Audited)
	(In Thousands)
Assets
Current assets
Cash and cash equivalents	$12,021	$14,279
Accounts receivable, net	15,843	10,667
Inventories, net	23,564	21,538
Prepaid expenses and other current assets	2,534	1,623
Deferred income taxes	68	160

Total current assets	$54,030	$48,267

Property, plant and equipment, net of accumulated depreciation of $14,404 and $13,938 at March 31, 2010 and December 31, 2009, respectively	10,132	10,260
Intangible assets, net of accumulated amortization of $5,555 and $5,171 at March 31, 2010 and December 31, 2009, respectively	28,444	28,507
Goodwill	14,454	14,463
Other assets	1,126	1,045

Total assets	$108,186	$102,542

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$9,849	$8,086
Accounts payable	8,972	4,940
Accrued income taxes	629	618
Customer deposits	663	873
Accrued compensation	1,117	2,424
Other accrued liabilities	3,048	2,216

Total current liabilities	24,278	19,157

Long-term debt, less current maturities	1,889	2,667
Deferred income taxes	10,651	10,070
Accrued pension costs	3,775	3,809
Other long-term liabilities	1,212	1,091

Total liabilities	41,805	36,794

Commitments and Contingencies	—	—

Shareholders’ equity:
Common stock, $1 par value, 50,000,000 shares authorized, 9,602,029 shares issued and outstanding at March 31, 2010 and December 31, 2009	9,602	9,602
Additional paid-in capital	25,573	25,547
Retained earnings	33,017	33,136
Accumulated other comprehensive loss	(1,811)	(2,537)

Total shareholders’ equity	66,381	65,748

Total liabilities and shareholders’ equity	$108,186	$102,542

See Notes to Condensed Consolidated Financial Statements

Portec Rail Products, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31
	2010	2009
	(Dollars in Thousands,
	Except Per Share Data)
Net sales	$23,327	$22,164
Cost of sales	14,828	14,891

Gross profit	8,499	7,273

Selling, general and administrative	6,909	5,380
Amortization expense	310	253

Operating income	1,280	1,640

Interest expense	64	74
Other expense, net	473	15

Income before income taxes	743	1,551
Provision for income taxes	286	415

Net income	$457	$1,136

Earnings per share
Basic and diluted	$0.05	$0.12

Weighted average shares outstanding
Basic	9,602,029	9,602,029
Diluted	9,609,267	9,602,029

Dividends per share	$0.06	$0.06
See Notes to Condensed Consolidated Financial Statements

Portec Rail Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31
	2010	2009
	(In Thousands)
Operating Activities
Net income	$457	$1,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	437	435
Amortization expense	310	253
Provision for doubtful accounts	15	14
Deferred income taxes	177	63
Pension expense	71	49
Pension contributions	(40)	(39)
Loss on sale of fixed assets	8	1
Stock based compensation expense	26	26
Changes in operating assets and liabilities:
Accounts receivable	(5,221)	281
Inventories	(1,901)	(1,606)
Prepaid expenses and other current assets	(661)	(1,397)
Accounts payable	3,978	265
Income taxes payable	(344)	(267)
Accrued expenses	(559)	(2,080)

Net cash used in operating activities	(3,247)	(2,866)

Investing Activities
Purchase of property, plant and equipment	(157)	(234)
Proceeds from sale of assets	2	—
Contingent consideration – business acquisition	—	(35)

Net cash used in investing activities	(155)	(269)

Financing Activities
Net increase in working capital facilities	2,000	3,970
Book overdrafts	205	(327)
Principal payments on promissory notes	—	(280)
Proceeds from term loans	—	300
Principal payments on term loans	(990)	(688)
Cash dividends paid to shareholders	(576)	(576)

Net cash provided by financing activities	639	2,399

Effect of exchange rate changes on cash and cash equivalents	505	(300)

Decrease in cash and cash equivalents	(2,258)	(1,036)
Cash and cash equivalents at beginning of period	14,279	5,371

Cash and cash equivalents at end of period	$12,021	$4,335

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$62	$87

Income taxes	$480	$1,062

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
Note 2: Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Portec Rail Products, Inc.; Salient Systems, Inc. (Salient Systems), our wholly-owned United States subsidiary; Portec Rail Nova Scotia Company, our wholly-owned Canadian subsidiary; and Portec Rail Products (UK) Ltd., our wholly-owned United Kingdom subsidiary (United Kingdom). All significant intercompany balances and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, we believe that the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the 2009 Annual Report on Form 10-K. The balance sheet information as of December 31, 2009 was derived from our audited balance sheet included in our 2009 Annual Report on Form 10-K. Unless otherwise indicated, all dollar amounts are in U.S. dollars. Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on net earnings.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 3: Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for all inventories. Inventory costs include material, labor and manufacturing overhead.
The major components of inventories are as follows:

	March 31	December 31
	2010	2009
	(In Thousands)
Raw materials	$8,192	$9,903
Work in process	488	279
Finished goods	15,367	11,931

	24,047	22,113
Less reserve for slow-moving and obsolete inventory	483	575

Net inventory	$23,564	$21,538

Note 4: Long-Term Debt
Long-term debt consists of the following:

	March 31	December 31
	2010	2009
	(In Thousands)
PNC Financial Credit Facility: (a)
Term loan — Kelsan acquisition	$2,442	$2,966
Term loan — Vulcan asset acquisition	950	1,100
Revolving credit facility — United States	6,500	4,500
Revolving credit facility — Canada	—	—

United Kingdom loans: (b)
Term loan — Coronet Rail acquisition	236	471
Working capital facility	—	—
Term loans — vehicles	—	1

Term Loan — Boone County Bank, Inc. (c)	1,610	1,715

	11,738	10,753
Less current maturities	9,849	8,086

	$1,889	$2,667

Our credit facility with PNC Financial Services Group, Inc. (PNC) is a term loan and revolving credit facility that provided the financing for the Kelsan acquisition in November 2004 and the Vulcan asset acquisition in October 2006, and also supports the working capital requirements of our United States and Canadian business units. The components of this facility are as follows: 1) a $7.0 million United States revolving credit facility; 2) a $4.8 million ($5.0 million CDN) revolving credit facility for our Canadian operations; 3) an outstanding term loan in the original amount of $4.9 million that replaced the term loan in the original amount of $14.9 million ($17.6 million CND) provided for the Kelsan acquisition in November 2004; and 4) an outstanding term loan in the original amount of $3.0 million provided in

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
November 2006 for the Vulcan Chain product line acquisition. As of March 31, 2010, we had the ability to borrow an additional $5.3 million under the U.S. and Canadian revolving credit facilities.
This agreement contains certain financial covenants that require us to maintain a current ratio, cash flow coverage and leverage ratios, and to maintain minimum amounts of tangible net worth. This credit facility further limits capital expenditures, sales of assets, and additional indebtedness. At March 31, 2010, we were in compliance with all of these financial covenants.
Term Loan — Kelsan Acquisition:
In December 2008, we borrowed $4.9 million from National City Bank to refinance the Kelsan acquisition loan, which had an outstanding principal balance of $4.9 million ($5.9 million CDN). Portec Rail Products, Inc. is the borrower and sole guarantor of the term loan with substantially all of our United States assets pledged as collateral. The monthly principal payment on this loan is approximately $174,000. Interest on the outstanding balance accrues at LIBOR-based rate plus 1.75% to 2.25% and is paid monthly. As of March 31, 2010, the principal balance outstanding was $2.4 million, and accrued interest at a rate of 1.99%. This term loan is scheduled to mature on May 1, 2011.
Term Loan — Vulcan Asset Acquisition:
In November 2006, we borrowed $3.0 million from National City Bank to finance the Vulcan product line acquisition. Portec Rail Products, Inc. is the sole guarantor of the term loan with substantially all of our United States assets pledged as collateral. Under this five-year term loan, our monthly principal payments are $50,000. The outstanding principal balance accrues interest based upon the 30-day LIBOR rate plus 1.5%. As of March 31, 2010, the principal balance outstanding was $950,000, and accrued interest at 1.74%. This term loan is scheduled to mature on October 31, 2011.
Revolving Credit Facility — United States:
Our United States revolving credit facility permits borrowings up to $7.0 million to support the working capital requirements of our United States operations. Included in the $7.0 million is a sub-limit of $1.6 million for standby and commercial letters-of-credit. Outstanding borrowings under this facility can be priced at a prime-based rate or a LIBOR-based rate. As of March 31, 2010, outstanding borrowings under this facility were $6.5 million and accrued interest at 2.24%. Outstanding commercial letters-of-credit reduce our availability under this credit facility; however there are no outstanding commercial letters-of-credit as of March 31, 2010. This credit facility expires on September 30, 2012.
Revolving Credit Facility — Canada:
The working capital requirements for our Canadian operations are supported by a $4.8 million ($5.0 million CDN) revolving credit facility. Included within the $4.8 million is a sub-limit of $380,000 ($400,000 CDN) for standby and commercial letters-of-credit. The interest rate is the Canadian prime rate plus 1.0%. Borrowings on this facility accrued interest at 3.25% at March 31, 2010. As of March 31, 2010, there were no outstanding borrowings or commercial letters-of-credit under this facility. This facility is scheduled to expire on December 31, 2011.
(b) United Kingdom Loans
Term Loan — Coronet Rail Acquisition:
In conjunction with the acquisition of Coronet Rail in April 2006, we borrowed $2.6 million (£1.5 million pounds sterling) and $1.6 million (£900,000 pounds sterling) in the form of two term loans provided by a United Kingdom financial institution. The $1.6 million (£900,000 pounds sterling) loan was repaid in full in March 2007. The $2.6 million (£1.5 million pounds sterling) loan has an outstanding balance of approximately $236,000 (£155,000 pounds sterling) as of

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2010, and accrued interest at 2.25%. The monthly principal and interest payment is approximately $47,000 (£29,000 pounds sterling). This term loan was originally scheduled to mature on April 12, 2011; however, the loan is expected to be repaid by September 2010.
Working Capital Facility:
The working capital facility for Portec Rail Products (UK) Ltd. includes an overdraft availability of $1.5 million (£900,000 pounds sterling); $283,000 (£175,000 pounds sterling) for the issuance of performance bonds, and $65,000 (£40,000 pounds sterling) for the negotiation of foreign checks. This credit facility supports the working capital requirements of our United Kingdom operations and is collateralized by substantially all of the assets of Portec Rail Products (UK) Ltd. and its wholly-owned subsidiaries, including Coronet Rail, Ltd. The interest rate on this facility is the financial institution’s base rate plus 1.50%, which as of March 31, 2010 is at 1.50%. Outstanding performance bonds reduce our availability under this credit facility. There are no borrowings or performance bonds outstanding on this facility as of March 31, 2010. This facility is scheduled to expire on August 31, 2010.
Our United Kingdom loan agreements contain certain financial covenants that require us to maintain senior interest and cash flow coverage ratios. We were in compliance with these financial covenants as of March 31, 2010.
(c) Term Loan — Boone County Bank, Inc.
In July 2008, we entered into a loan agreement with Boone County Bank, Inc. for a credit facility in the maximum amount of $2.1 million to finance capital expenditures at our manufacturing facility in Huntington, West Virginia. In February 2009 this credit facility was converted to a 60-month term loan at the United States prime rate less 0.25%, and began to amortize at a monthly principal payment of $35,000 plus accrued interest. As of March 31, 2010, the outstanding balance on this facility was $1.6 million, and the interest rate was 3.0%. This facility has a maturity date of January 14, 2014.
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

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended
	March 31
	2010	2009
	(In Thousands)
Balance at January 1	$436	$313
Additions based on tax positions related to the current year	50	44
Additions for tax positions of prior years	87	83
Reductions for tax positions of prior years	(59)	(65)
Settlements	—	—

Balance at March 31	$514	$375

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004. An examination began during the second quarter 2009 for the 2005 to 2007 provincial tax returns of our subsidiary in Montreal, Canada. Our Kelsan Technologies business unit is currently being reviewed by Canadian Revenue Agency for the Scientific Research and Experimental Development tax credit for the tax year ended November 30, 2008. We are currently unable to assess whether any significant change in the unrecognized tax position will be necessary during the next twelve months.
Note 6: Retirement Plans
The components of net periodic pension expense of our United States defined benefit pension plan are as follows for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31
	2010	2009
	(In Thousands)
Interest cost	$137	$144
Expected return on plan assets	(162)	(162)
Amortization of unrecognized loss	48	25

Pension expense	$23	$7

We anticipate making total contributions of $393,000 to this pension plan during 2010 of which $79,000 was funded during April 2010. During 2009, we made contributions to this pension plan totaling $202,000.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The components of net periodic pension expense (benefit) of our United Kingdom defined benefit pension plans (the Portec Rail Plan and Conveyors Plan) are as follows for the three months ended March 31, 2010 and 2009:

	Portec Rail	Conveyors	Portec Rail	Conveyors
	Plan	Plan	Plan	Plan
	2010	2010	2009	2009
	(In Thousands)		(In Thousands)
Interest cost	$66	13	$60	12
Expected return on plan assets	(52)	(10)	(44)	(8)
Amortization of transition amount	(12)	(2)	(11)	(2)
Amortization of unrecognized loss	37	8	28	7

Pension expense	$39	$9	$33	$9

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. We anticipate making contributions of $155,000 (£100,000 pounds sterling) and $35,000 (£23,000 pounds sterling) to the Portec Rail and Conveyors pension plans, respectively, during 2010. For the three months ended March 31, 2010, contributions in the amount of $33,000 (£21,000 pounds sterling) and $7,000 (£5,000 pounds sterling) have been made to the Portec Rail Plan and Conveyors Plan, respectively. For the year ended December 2009, we contributed $170,000 (£96,000 pounds sterling) and $61,000 (£29,000 pounds sterling) to the Portec Rail Plan and the Conveyors Plan, respectively, of which $4,000 (£3,000 pounds sterling) was contributed to the Portec Rail Plan during the first quarter 2009.
Note 7: Comprehensive Income
Comprehensive income for the three months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended
	March 31
	2010	2009
	(In Thousands)
Net income	$457	$1,136
Minimum pension liability adjustment, net of tax	78	59
Foreign currency translation adjustments, net of tax	647	(742)

Comprehensive income	$1,182	$453

Note 8: Earnings Per Share
Basic earnings per share (EPS) are computed as net income available to common shareholders divided by the weighted average common shares outstanding. Diluted earnings per share considers the potential dilution that occurs related to issuance of common stock under stock option plans. We calculated the dilutive effect of our stock options in accordance with FASB ASC Topic 260, Earnings per Share. For the first quarter of 2010, we have determined that our stock options have a dilutive effect on earnings per share, as the incremental shares related to the 2007 and the January 2008 stock option grants increased our average shares outstanding by 6,280 shares and 958 shares, respectively, for the three months ended March 31, 2010. The incremental shares associated with the July 2008 stock option grant would reduce our first quarter 2010 average shares outstanding by 323 shares, and as such, these anti-dilutive shares are not included in the calculation of diluted earnings per share for the three months ended March 31, 2010. For the three months ended March 31, 2009, we determined that our stock options have an anti-dilutive effect on earnings per share, as the incremental shares

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
related to the 2007 and 2008 grants would reduce our average shares outstanding by 69,432 shares. As such, the anti-dilutive shares are not included in the calculation of diluted earnings per share for the three months ended March 31, 2009.
Note 9: Commitments and Contingencies
Contractual Obligations
The following is a summary of our contractual obligations as of March 31, 2010, due on a calendar year basis:

		Less			More
		than 1	1 – 3	3 – 5	than 5
Contractual Obligations	Total	year	years	years	years
	(In Thousands)
Long-term debt obligations	$5,238	$3,349	$1,434	$455	$—
Working capital facilities	6,500	6,500	—	—	—
Operating leases (1)	4,479	1,114	1,663	900	802
Pension contributions (2)	3,992	543	1,518	938	993
Purchase obligations	3,731	3,731	—	—	—
Future interest payments (3)	138	69	61	8	—

Total contractual obligations (4)	$24,078	$15,306	$4,676	$2,301	$1,795

(1)	The majority of our future operating lease obligations are for property leases at our operating locations. There are no unusual terms or conditions within these leases.

(2)	Pension plan contributions that may be required more than one year from March 31, 2010 will be dependent upon the performance of plan assets.

(3)	Represents future interest payments on long-term debt obligations as of March 31, 2010. Assumes that the interest rates on our long-term debt agreements at March 31, 2010 (See Note 4: Long-Term Debt, Page 7) will continue for the life of the agreements.

(4)	As a result of adopting FASB ASC Topic 740, Income Taxes as it relates to uncertain tax positions, we recorded an initial liability of $313,000 related to uncertain tax positions for 2007. During the first quarter 2010 and 2009, we recognized $78,000 and $62,000, respectively, of additional liability. See Note 5: Income Taxes, Page 9. The total amount of $514,000 and $375,000 are included within other long-term liabilities on the March 31, 2010 and December 31, 2009 consolidated balance sheets. However, because of the high degree of uncertainty regarding the timing of future cash outflows associated with uncertain tax positions, we cannot reasonably estimate the periods of related future payments, and as such, we have excluded the uncertain tax liability from the contractual obligations table.
Contingencies
We currently have a Director and Officer liability insurance coverage policy that provides a total of $3.0 million of coverage for legal and settlement costs in the event that a lawsuit is filed against our directors and officers. As a result of the shareholder lawsuits that have been brought against several named defendants (See Litigation footnote, Pages 13-15), we have filed a claim with our insurance carrier to pay for costs incurred during the first quarter 2010 pertaining to these lawsuits. The policy has a $150,000 deductible in effect, which we have properly accrued for as of March 31, 2010. In April 2010, we were notified by our insurance carrier that the carrier is reviewing the policy to make a determination as to the validity of the claim and the ultimate responsibility of these expenses. As of March 31, 2010, the expenses that we are seeking the insurance carrier to pay amount to $337,000. We are working with our insurance carrier to provide all of the information that they are requesting. However, if the insurance carrier determines that the policy does not provide coverage for the current lawsuits, the Company may be responsible for these expenses, which would have a negative impact on our results of operations and our financial condition.

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Litigation
We are involved from time to time in lawsuits that arise in the normal course of business. We actively and vigorously defend all lawsuits.
We have been named with numerous other defendants in an environmental lawsuit. The plaintiff seeks to recover costs which it has incurred, and may continue to incur, to investigate and remediate its former property as required by the New York State Department of Environmental Conservation (NYSDEC). We have not been named as a liable party by the NYSDEC and we believe we have no liability to the plaintiff in the case. We filed a motion for summary judgment seeking a ruling to have us dismissed from the case. In November 2003, the motion for summary judgment was granted and we were dismissed from the case by the United States District Court for the Northern District of New York. In March 2004, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit, appealing, in part, the District Court’s decision to dismiss all claims against us. In April 2005, the plaintiff’s appeal was dismissed by the Second Circuit Court without prejudice, and the matter was remanded to the United States District Court for the Northern District of New York for consideration in light of a then-recent United States Supreme Court decision. As a result, in June 2006, the District Court dismissed all claims brought by the plaintiff pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA or Superfund). In July 2006, the plaintiff filed a notice of appeal to the Second Circuit. However, in early 2008, the plaintiff’s appeal was dismissed again by the Second Circuit Court without prejudice, and the matter was remanded to the District Court for consideration in light of another then-recent United States Supreme Court decision. In July 2008, The District Court decided that the United States Supreme Court decision did not necessitate any changes in the District Court’s prior determinations in this case and held that all of its prior rulings stand. In August 2008, the plaintiff filed a third notice of appeal to the Second Circuit Court. On February 24, 2010, the Second Circuit issued its decision, reversing the order of the District Court which dismissed Portec from the litigation, stating that there were genuine issues of material fact. In addition, the Second Circuit reinstated the plaintiff’s CERCLA claims, stating that the plaintiff is entitled to bring a claim for contribution under Section 113(f)(3)(B) of CERCLA. Ongoing litigation may be protracted, and we may incur additional ongoing legal expenses, which are not estimable at this time.
We believe that plaintiff’s case against Portec, Inc. is without merit. Because plaintiff is seeking unspecified monetary contribution from the defendants, we are unable to determine, if plaintiff were to prevail on its claims against Portec, the extent to which we would have to make a contribution, or whether such contribution would have a material adverse effect on our financial condition or results of operations. Furthermore, ongoing litigation may be protracted and legal expenses may be material to our results of operations.
In August 2009, Portec Rail Products, Inc. and Kelsan Technologies Corp. were named as defendants in a civil lawsuit by Snyder Equipment Co. Inc. alleging breach of contract and other claims related to a non-disclosure agreement. The plaintiff filed the complaint with the United States District Court for the Western District of Missouri, Southern Division and was seeking to recover compensatory and punitive damages on four counts. In March 2010 the parties to this lawsuit entered into a new agreement, and the lawsuit was dismissed with prejudice.
On February 19, 2010, and through March 3, 2010, a total of five lawsuits initiated by purported shareholders of Portec Rail have been filed against several defendants including the Company and certain members of its Board of Directors. These lawsuits are directly related to the Agreement and Plan of Merger with L.B. Foster Company and Foster Thomas Company, which was signed on February 16, 2010. Following is a summary of these lawsuits:

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Date Filed	Court	Plaintiff	Defendants
2/19/2010	Circuit Court of Kanawha County, West Virginia	Barbara Petkus, individually and on behalf of all others similarly situated.	Portec Rail Products, Inc., Richard J. Jarosinski, Marshall T. Reynolds, John S. Cooper, Louis J. Akers, Philip E. Cline, Daniel P. Harrington, A. Michael Perry, Douglas V. Reynolds, Neal W. Scaggs, Philip Todd Shell, Kirby J. Taylor, and Thomas W. Wright

2/24/2010	Court of Common Pleas, Allegheny County, Pennsylvania	Everett Harper, on behalf of himself and others similarly situated.	Marshall T. Reynolds, John S. Cooper, Louis J. Akers, Philip E. Cline, Daniel P. Harrington, A. Michael Perry, Douglas V. Reynolds, Neal W. Scaggs, Philip Todd Shell, Kirby J. Taylor, Thomas W. Wright, Portec Rail Products, Inc., L.B. Foster Company, and Foster Thomas Company

2/24/2010	Court of Common Pleas, Allegheny County, Pennsylvania	Richard S. Gesoff	Marshall T. Reynolds, John S. Cooper, Louis J. Akers, Philip E. Cline, Daniel P. Harrington, A. Michael Perry, Douglas V. Reynolds, Neal W. Scaggs, Philip Todd Shell, Kirby J. Taylor, Thomas W. Wright, Portec Rail Products, Inc., L.B. Foster Company, and Foster Thomas Company

3/02/2010	Court of Common Pleas, Allegheny County, Pennsylvania	Scott Phillips, individually and on behalf of all others similarly situated.	L.B. Foster Company, Marshall T. Reynolds, John S. Cooper, Louis J. Akers, Philip E. Cline, Daniel P. Harrington, A. Michael Perry, Douglas V. Reynolds, Neal W. Scaggs, Philip Todd Shell, Kirby J. Taylor, Thomas W. Wright, Portec Rail Products, Inc., and Foster Thomas Company

3/03/2010	Circuit Court of Cabell County, West Virginia	John Furman, individually and on behalf of all others similarly situated.	Marshall T. Reynolds, John S. Cooper, Louis J. Akers, Philip E. Cline, Daniel P. Harrington, A. Michael Perry, Douglas V. Reynolds, Neal W. Scaggs, Philip Todd Shell, Kirby J. Taylor, Thomas W. Wright, Portec Rail Products, Inc., L.B. Foster Company, and Foster Thomas Company
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

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The three lawsuits pending in Allegheny County, Pennsylvania have been consolidated and on March 22 and 23, 2010, hearings were held on Plaintiffs’ Motion for Preliminary Injunction, which seeks to enjoin the transaction set forth in the Agreement and Plan of Merger. On April 21, 2010, the Court of Common Pleas of Allegheny County, Pennsylvania (the “Court”) entered an order in the matter captioned In re Portec Rail Products, Inc. Shareholders Litigation, preliminarily enjoining Foster from completing the Offer until the Court determines that the Board of Directors of Portec has cured the breach of fiduciary duties as found by the Court and disclosed certain material information. A copy of the order was filed as an exhibit to the SC 14D-9/A filed by the Company on April 22, 2010.
In the two lawsuits pending in West Virginia, Motions to Dismiss the lawsuits were filed on behalf of the Company and the Director Defendants. In the Furman case, the parties agreed to transfer the lawsuit to Cabell County, West Virginia. In the Petkus case, the Motion to Dismiss also included a Motion to Transfer Venue from Kanawha County, West Virginia to Cabell County, West Virginia. In both West Virginia cases, Plaintiffs have filed Motions for Preliminary Injunctions, but as of the date of this filing, no hearings have been scheduled.
Ongoing litigation in these matters may be protracted, and we may incur additional ongoing legal expenses, which are not able to be estimated at this time.
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

	Three Months Ended
	March 31
	2010	2009
	(In Thousands)
External Sales
RMP	$10,608	$10,657
SSD	1,910	1,263
Canada	6,798	5,837
United Kingdom	4,011	4,407

Total	$23,327	$22,164

Intersegment Sales
RMP	$393	$516
SSD	—	—
Canada	2,170	1,548
United Kingdom	9	—

Total	$2,572	$2,064

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended
	March 31
	2010	2009
	(In Thousands)
Total Sales
RMP	$11,001	$11,173
SSD	1,910	1,263
Canada	8,968	7,385
United Kingdom	4,020	4,407

Total	$25,899	$24,228

Operating Income (Loss)
RMP	$1,306	$1,243
SSD	241	(168)
Canada	1,430	1,307
United Kingdom	263	219
Corporate shared services	(1,960)	(961)

Total	1,280	1,640

Interest Expense	64	74

Other Expense, net	473	15

Income Before Income Taxes	$743	$1,551

Depreciation Expense
RMP	$159	$180
SSD	44	48
Canada	166	148
United Kingdom	45	46
Corporate shared services	23	13

Total	$437	$435

Amortization Expense
RMP	$14	$9
SSD	58	53
Canada	182	146
United Kingdom	56	45

Total	$310	$253

Capital Expenditures
RMP	$62	$39
SSD	16	23
Canada	67	149
United Kingdom	12	18
Corporate shared services	—	5

Total	$157	$234

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	March 31	December 31
	2010	2009
|	|
Total Assets
RMP	$39,716	$37,520
SSD	7,117	7,029
Canada	46,626	43,514
United Kingdom	14,523	14,242
Corporate shared services	204	237

Total	$108,186	$102,542

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

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
During the three months ended March 31, 2010, no stock options were forfeited from the 2008 and 2007 grants and for the three months ended March 31, 2009, 800 and 1,800 stock options from the 2008 and 2007 grants, respectively, were forfeited.
We account for stock based compensation in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. For the three months ended March 31, 2010 and 2009, we recognized compensation expense of $26,000 and $26,000, respectively, which relates to the 2008 and 2007 stock option grants. These amounts are included in selling, general and administrative expenses on the consolidated income statement. We expect to recognize additional compensation expense of approximately $142,000 and $96,000 over the remaining vesting periods of the 2008 and 2007 stock option grants, respectively.
To calculate our fair value price per stock option, we utilized a Black-Scholes Model. The following inputs were used in our Black-Scholes Model calculation:

			Stock	Exercise
	# of	Fair	Price on	Price per	Annual			Expected
Grant	Shares	Value	Grant	Stock	Dividend	Risk-free	Expected	Term
Date	Granted	Price	Date	Option	Yield	Rate	Volatility	(in years)
7/02/08	1,750	$4.56	$12.01	$12.01	2.00%	4.25%	36.36%	7.5
1/30/08	72,750	$3.67	$9.68	$9.68	2.48%	4.00%	38.87%	7.5
1/16/07	79,250	$3.61	$9.65	$9.65	2.50%	4.73%	39.40%	6.5
Note 14: Merger with L.B. Foster Company
On February 16, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with L.B. Foster Company, a Pennsylvania corporation (“Foster”), and Foster Thomas Company, a West Virginia corporation and a

Portec Rail Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
wholly-owned subsidiary of Foster (“Purchaser”). Pursuant to the Merger Agreement, Purchaser will conduct a tender offer to purchase all of the outstanding shares of common stock of Portec (the “Shares”) at a price of $11.71 per share (the “Offer”), net to the seller in cash (without interest and subject to applicable withholding taxes). Subsequent to the tender offer, Portec will be merged with Purchaser, with Portec as the surviving corporation, with Portec surviving as a wholly-owned subsidiary of Foster (the “Merger”). Consummation of the Offer by Purchaser is subject to certain conditions, including (1) the condition that the number of Shares that have been validly tendered and not withdrawn, together with the number of Shares then owned by Foster or any of its subsidiaries represents at least 65% of the total number of outstanding Shares, on a fully diluted basis (the “Minimum Condition”), (2) the expiration or termination of applicable waiting periods under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976 and (3) other required regulatory approvals and customary closing conditions.
Note 15: Subsequent Events
The Company has evaluated, accounted for and disclosed, as necessary, all subsequent events from the balance sheet date through May 7, 2010 at the date of issuance of the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the condensed consolidated financial statements of Portec Rail Products, Inc. and the related notes beginning on page 4. Unless otherwise specified, any reference to the “three months ended” is to the three months ended March 31. Additionally, when used in this Form 10-Q, unless the context requires otherwise, the terms “we,” “our” and “us” refer to Portec Rail Products, Inc. and its business segments.
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
     For the three months ended March 31, 2010, the exchange rate of the Canadian dollar and British pound sterling strengthened when compared to the U.S. dollar for the same period in the prior year. We experienced a 20.0% increase in the yearly average exchange rate of the Canadian dollar and a 7.5% increase in the British pound sterling when compared to the U.S. dollar over the three months ended March 31, 2009. These higher exchange rates when compared to the U.S. dollar have a positive impact on our results of operations, as the net sales and net income of our Canadian and United Kingdom operating locations, because they are profitable, are higher in U.S. dollars. We do not have any control over exchange rates, as these are largely driven by worldwide economic factors.
     On February 16, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with L.B. Foster Company, a Pennsylvania corporation (“Foster”), and Foster Thomas Company, a West Virginia corporation and a wholly-owned subsidiary of Foster (“Purchaser”). Pursuant to the Merger Agreement, Purchaser will conduct a tender offer to purchase all of the outstanding shares of common stock of Portec (the “Shares”) at a price of $11.71 per Share (the “Offer”), net to the seller in cash (without interest and subject to applicable withholding taxes). Subsequent to the tender offer, Portec will be merged with Purchaser, with Portec as the surviving corporation, with Portec surviving as a wholly-owned subsidiary of Foster (the “Merger”). Consummation of the Offer by Purchaser is subject to certain conditions, including (1) the condition that the number of Shares that have been validly tendered and not withdrawn, together with the number of Shares then owned by Foster or any of its subsidiaries represents at least 65% of the total number of outstanding Shares, on a fully diluted basis (the “Minimum Condition”), (2) the expiration or termination of applicable waiting periods under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976 and (3) and other required regulatory approvals and customary closing conditions. Please see Note 14: on Page 18.
Results of Operations
Three Months Ended March 31, 2010 compared to Three Months Ended March 31, 2009
     Net Sales. Net sales increased to $23.3 million for the three months ended March 31, 2010, an increase of $1.2 million or 5.2%, from $22.1 million for the comparable period in 2009. The increase in net sales is primarily attributable to higher sales of $961,000 at our Canadian operations and $647,000 at SSD, partially offset by lower sales of $396,000 at our United Kingdom operations. The $961,000 increase in net sales at our Canadian operations is a combination of a $1.5 million foreign currency translation that positively impacted net sales, along with higher sales of friction management products primarily from our Vancouver location, partially offset by lower sales of track components. SSD’s increase in net sales of $647,000 is due to higher net sales of our chain securement systems related to the improvement in rail traffic and better economic conditions. Net sales at our United Kingdom operations declined $396,000, which is due to $677,000 of lower sales of friction management and material handling products, partially offset by higher sales of track component products. Foreign currency translation also positively impacted net sales in the amount of $281,000.

     Cost of Goods Sold. Cost of goods sold (COGS) decreased slightly to $14.8 million for the three months ended March 31, 2010, a decrease of $63,000 or 0.4%, from $14.9 million during the comparable period in 2009. Our COGS as a percentage of net sales for the three months ended March 31, 2010 was 63.6%, a decrease of 360 basis points, from 67.2% for the prior period in 2009. The components of COGS, including direct material, direct labor and overhead, as a percentage of net sales, showed that our overhead costs as a percentage of net sales was positively impacted in the current period, primarily related to higher absorption rate from an increase in net sales, while direct material and direct labor costs as a percentage of net sales remained relatively consistent when compared to the prior period. On a period to period basis, our COGS is primarily driven by product mix, as our diverse product groups have different cost components.
     Gross Profit. Our consolidated gross profit percent increased to 36.4% for the three months ended March 31, 2010 from 32.8% for the comparable period of the prior year, primarily due to a more favorable product mix in the current period. Gross profit dollars increased to $8.5 million for the three months ended March 31, 2010, an increase of $1.2 million or 16.9%, from $7.3 million for the comparable period in 2009. The increase in gross profit is attributable to higher gross profit of $738,000 at our Canadian operations, $394,000 at SSD and $189,000 at RMP. Higher gross profit of $738,000 at our Canadian operations is due to the favorable impact of foreign currency translation in the amount of $555,000, along with an increase in gross profit in the amount of $183,000 on higher sales volume of friction management products at our Vancouver location. SSD’s gross profit increase of $394,000 is primarily due to higher sales volume of chain securement products. Gross profit increased at RMP by $189,000 due to a favorable product mix on track components, friction management and other products and services, offset by lower gross profit on wayside data collection and data management systems.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) were $6.9 million for the three months ended March 31, 2010, an increase of $1.5 million or 28.4%, from $5.4 million for the comparable period in 2009. This increase is primarily due to higher SG&A expenses of $998,000 at corporate shared services, $581,000 at our Canadian operations and $121,000 at RMP, offset by lower SG&A expenses of $150,000 at our United Kingdom operations. The increase of $998,000 at corporate shared services is primarily due to legal and advisory fees associated with the Agreement and Plan of Merger with L.B. Foster and legal fees associated with the related shareholder lawsuits. SG&A expenses for our Canada segment increased $581,000 due to $276,000 of foreign currency translation that negatively impacted SG&A and thus raised expenses, along with $305,000 of higher SG&A expenses due to an increase in commission expense related to higher sales volume of friction management products, higher salaries and benefit costs at our Vancouver location and an increase in professional fees. RMP SG&A expenses increased $121,000 primarily due to higher commission costs, and an increase in professional and consulting fees related to further penetration and expansion into the Chinese market. The decrease in SG&A expenses of $150,000 at our United Kingdom operations is due to lower employee salaries and benefit costs of $217,000, primarily due to fewer employees, a decrease in professional and legal fees, lower sales commission expenses and lower overall costs from efforts to reduce discretionary spending, offset by the negative impact of foreign currency translation in the amount of $67,000 which raised SG&A expenses.
     Interest Expense. Interest expense decreased to $64,000 for the three months ended March 31, 2010, a decrease of $10,000 or 13.5%, from $74,000 for the comparable period in 2009. This decrease is primarily a result of lower total debt for the three months ended March 31, 2010 compared to the same period in 2009. Total debt obligations decreased to $11.7 million at March 31, 2010 from $15.9 million as of March 31, 2009.
     Other Expense. Other expense increased to $473,000 for the three months ended March 31, 2010, an increase of $458,000, from other expense of $15,000 for the comparable period in 2009. Other expense in the current period includes foreign currency transaction losses of $487,000, offset by interest income of $22,000. Other income in the prior period includes foreign currency transaction gains of $50,000, offset by royalty and interest income of $33,000.
     Provision for Income Taxes. Provision for income taxes decreased to $286,000 for the three months ended March 31, 2010, from $415,000 for the comparable period in 2009, reflecting a decrease in income before taxes from $1.6 million for the three months ended March 31, 2009 to $743,000 for the three months ended March 31, 2010. Our effective tax rates on taxable income were 38.4% and 26.8% for the three months ended March 31, 2010 and 2009, respectively. Our consolidated effective tax rate is impacted by our divisions’ pro-rata share of consolidated income before taxes and related tax expense or benefit. Our consolidated effective tax rate reflects the benefit of Canadian research and development tax credits, which reduced income tax expense by $98,000 and $51,000, or 13.2% and 3.3% for the three months ended March 31, 2010 and 2009, respectively. Additionally, our income tax expense is higher by approximately $340,000 in the current period due to the tax treatment of certain costs associated with the L.B. Foster merger transaction.
     Net Income. Net income decreased to $457,000 for the three months ended March 31, 2010, a decrease of $679,000 or 59.8%, from $1.1 million for the comparable period in 2009. Our basic and diluted net income decreased to $0.05 per share for the three months ended March 31, 2010, from $0.12 per share for the comparable period in 2009, on average shares outstanding of 9,602,029 for the three months ended March 31, 2010 and 2009, respectively. Excluding merger-related costs, our net income would have been $1.5 million or $0.15 per share for the three months ended March 31, 2010.
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

	Three Months Ended
	March 31
	2010	2009
	(In Thousands)
External sales	$10,608	$10,657
Intersegment sales	393	516
Operating income	1,306	1,243

Sales by product line(1)
Track component product	$5,819	$5,783
Friction management products and services	3,427	3,424
Wayside data collection and data management systems	1,121	1,433
Other products and services	634	533

Total product and service sales	$11,001	$11,173

(1)	Includes intersegment sales.
     For the three months ended March 31, 2010, external sales for RMP decreased by $49,000 or 0.5%, to $10.6 million from $10.7 million during the comparable period in 2009. The decrease in external sales is primarily due to lower sales of wayside data collection and data management systems. Cost of goods sold, including direct material, direct labor and overhead, as a percentage of net external sales for the current period was consistent with the prior period for RMP. Operating income for the three months ended March 31, 2010 was slightly higher than the prior period at $1.3 million. This is primarily due to an increase in gross profit of $189,000 due to a favorable product mix on track components, friction management and other products and services, offset by lower gross profit on wayside data collection and data management systems due to a decrease in sales volume. An increase in SG&A expenses of $121,000 offset the higher gross profit. The higher SG&A expenses are primarily due to higher commission costs, and higher professional and consulting fees related to the expansion into the Chinese market during the current period.
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

	Three Months Ended
	March 31
	2010	2009
	(In Thousands)
External sales	$1,910	$1,263
Intersegment sales	—	—
Operating income/(loss)	241	(168)

Sales by product line
Chain securement systems	$1,183	$527
Automotive products	639	626
Strap securement systems	28	53
All other load securement systems	60	57

Total product and service sales	$1,910	$1,263

     For the three months ended March 31, 2010, external sales for SSD increased by $647,000 or 51.2%, to $1.9 million from $1.3 million during the comparable period in 2009. The increase in external sales is primarily due to higher demand for chain securement systems due to improved rail traffic in North America. Cost of goods sold, including direct material, direct labor and overhead, decreased as a percentage of net sales during the current period due to selective price increases on certain products and lower direct labor and overhead costs due to a lower employee headcount in the current quarter compared to 2009. Operating income was $241,000 for the three months ended March 31, 2010, an increase of $409,000 or 243.5%, from an operating loss of $168,000 during the comparable period in 2009, due mostly to an increase in gross profit on higher sales volume of primarily chain securement systems.
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

	Three Months Ended
	March 31
	2010	2009
	(In Thousands,Except Translation Rate)
External sales	$6,798	$5,837
Intersegment sales	2,170	1,548
Operating income	1,430	1,307
Average translation rate of Canadian dollar to U.S. dollar.	0.9567	0.7982

Sales by product line(1)
Track component products	$3,260	$3,285
Friction management products and services	5,518	3,885
Other products and services	190	215

Total product and service sales	$8,968	$7,385

(1)	Includes intersegment sales.
     For the three months ended March 31, 2010, external sales for Canada increased by $961,000 or 16.5%, to $6.8 million from $5.8 million during the comparable period in 2009. The increase in external sales is due to a $1.5 million foreign currency translation that positively impacted net sales, offset by $525,000 in lower net sales volume, which was a combination of higher friction management products sales at our Vancouver location, offset by lower sales of our track component products manufactured near Montreal, Canada. Cost of goods sold, including direct material, direct labor and overhead, as a percentage of net external sales for the current period, remained relatively consistent in the current period compared to the prior year, however direct material cost as a percentage of net external sales declined slightly in the current period, due primarily to a slight reduction in material costs for track component products. Operating income for the three months ended March 31, 2010 increased to $1.4 million from $1.3 million during the comparable period in 2009, an increase of $123,000 or 8.6%. Operating income in the current period includes a favorable foreign currency translation of $250,000, partially offset by higher SG&A costs in Vancouver, primarily due to higher employee salaries and benefit costs and increased sales commissions on higher sales of friction management products.
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

	Three Months Ended
	March 31
	2010	2009
	(In Thousands, Except Translation Rate)
External sales	$4,011	$4,407
Intersegment sales	9	—
Operating income	263	219
Average translation rate of British pound sterling to U.S. dollar	1.5468	1.4385

Sales by product line(1)
Material handling products	$1,254	$1,511
Friction management products and services	1,736	2,240
Track component products	1,030	656

Total product and service sales	$4,020	$4,407

(1)	Includes intersegment sales
     For the three months ended March 31, 2010, external sales at our United Kingdom operations decreased by $396,000 or 9.0%, to $4.0 million from $4.4 million during the comparable period in 2009. The decrease in external sales is primarily due lower sales of friction management and material handling products, partially offset by an increase in sales volume of track component products and a foreign currency translation in the amount of $281,000 that positively impacted external sales. The components of cost of goods sold, including direct material, direct labor and overhead, as a percentage of net external sales for the current period was consistent with the prior period. Operating income for the three months ended March 31, 2010 increased slightly to $263,000 from $219,000 during the comparable period in 2009, an increase of $44,000 or 20.1%. The increase in operating income is primarily due to lower SG&A expenses in the current period, due mostly to lower employee salaries and benefit costs, primarily as a result of a lower employee headcount in 2010. Operating income was also impacted by a favorable foreign currency translation in the amount of $17,000 in the current period.
Liquidity and Capital Resources
     Our cash flow from operations is the primary source of financing for internal growth, capital expenditures, repayment of long-term obligations, dividends to our shareholders, and other commercial commitments. The most significant risk associated with our ability to generate sufficient cash flow from operations is the overall level of demand for our products. Our cash balance was $12.0 million at March 31, 2010. We may use this cash for acquisitions, product line expansions or general corporate purposes. In addition to cash generated from operations, we have revolving and overdraft credit facilities in place to support the working capital needs of each of our business segments. We believe that our cash flow from operations and the ability to borrow additional cash under our working capital facilities along with our existing cash balances will be sufficient to meet our cash flow requirements and growth objectives over the next twelve months.
     Cash Flow Analysis. During the three months ended March 31, 2010, we used $3.2 million in cash from operations compared to $2.9 million of cash used from operations during the same period in 2009. Cash used in operations is due to net income of $457,000 in the current period, compared to $1.1 million during the same period in

2009, a decrease of $679,000. Cash used in operations during the three months ended March 31, 2010 includes higher accounts receivable of $5.2 million due to higher sales volumes. Cash used in operations during the three months ended March 31, 2010 also includes $1.9 million in higher inventory balances, primarily to meet customer requirements and the timing of customer orders. Higher accounts payable balances provided $4.0 million of cash during the current period, due to the timing of vendor payments. Cash used in operations also includes higher prepaid expenses and other current assets of $661,000, primarily due to prepaid insurance premiums, and refundable goods and services taxes paid at our Montreal location, lower accrued expenses used $559,000 of cash, primarily due to company-wide incentive plan payments and lower customer deposits at RMP and our United Kingdom operations.
     Net cash used in investing activities was $155,000 for the three months ended March 31, 2010, compared to $269,000 used in investing activities during the same period in 2009. Cash used in investing activities is primarily due to capital expenditures of $157,000. Our capital expenditures upgrade our machinery and equipment, improve our facilities, support new strategic initiatives or develop new products. We believe that the overall level of capital spending for our business segments is sufficient to remain competitive.
     Net cash provided by financing activities was $639,000 for the three months ended March 31, 2010, compared to $2.4 million of cash provided by financing activities during the comparable period in 2009. Cash provided by financing activities in 2010 includes $2.0 million of net borrowings on working capital facilities, $990,000 of repayments of long-term debt obligations and $576,000 in cash dividends paid to our common stockholders.
Financial Condition
     At March 31, 2010, total assets were $108.2 million, an increase of $5.7 million or 5.5%, from $102.5 million at December 31, 2009. The increase at March 31, 2010 is primarily due to higher inventory balances of $2.0 million primarily to support customer requirements, higher accounts receivable of $5.2 million due to higher sales levels, and higher prepaid expenses and other current assets of $911,000 due to prepaid insurance premiums, and refundable goods and services taxes paid at our Montreal location. Partially offsetting these increases are lower cash and cash equivalents of $2.3 million, and lower net property, plant and equipment of $128,000, which is primarily due to the fluctuation of foreign currency translation rates of the Canadian dollar and the British pound sterling in relation to the U.S. dollar as of March 31, 2010 compared to December 31, 2009.
     Total outstanding debt obligations were $11.7 million at March 31, 2010, an increase of $985,000 or 9.2% from $10.8 million at December 31, 2009. The increase reflects higher outstanding borrowings on working capital facilities, which increased by $2.0 million during the current period. During the three months ended March 31, 2010, we repaid $990,000 of long-term debt obligations.
     The majority of our track component products that we manufacture and sell, such as our rail joints, rail anchors and rail spikes, require steel as a major element in the production process. Worldwide steel prices have been volatile in the last few years, which has resulted in surcharges at times being added to raw material costs, and other times resulting in higher base prices for certain steel. We have been successful in passing on higher steel prices to our customers in most circumstances over the last few years. The volatility in the global steel markets has continued throughout 2009 and into 2010, resulting in periods of both high and low prices depending on demand at that time. We continue to monitor the price of our primary raw materials. Any prolonged increase in steel prices in which we are unable to pass along the additional costs to our customers could be negatively impacted our future earnings.
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
     In conjunction with the acquisitions of Coronet Rail and the assets of Vulcan, we recorded the fair value of the acquired tangible and intangible assets in accordance with FASB ASC 360. As part of our procedures to assign fair values to all acquired assets, we engaged an independent valuation expert to evaluate the technology and intellectual property along with other intangible assets that could be assigned a fair value under these acquisitions. We supplied the independent valuation expert with the historical and estimated cash flows of the companies along with an estimate of future costs to maintain these technologies. The independent valuation expert used these estimates and other assumptions to determine the present value of the discounted cash flows of these various technologies. In addition, we evaluated the future lives of the identified intangible assets to determine if they have definite or indefinite lives.
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
     Retirement Benefit Plans. We maintain defined benefit pension plans that cover a significant number of our active employees, former employees and retirees. We account for these plans as required under FASB ASC Topic 715, Compensation – Retirement Benefits. The liabilities and expenses for pensions require significant judgments and estimates. These amounts are determined using actuarial methodologies and incorporate significant assumptions, including the rate used to discount the future estimated liability, inflation, the long-term rate of return on plan assets and mortality tables. Management has mitigated the future liability for active employees by freezing all defined benefit pension plans effective December 31, 2003. The rate used to discount future estimated liabilities is determined based upon a hypothetical double A yield curve represented by a series of annualized individual discount rates from one-half to thirty years. Our inflation assumption is based on an evaluation of external market indicators. The long-term rate of return is estimated by considering historical returns and expected returns on current and projected asset allocations. The effects of actual results that differ from these assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligations in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our obligations and future expense.
     As interest rates decline, the actuarially calculated retirement benefit plan liability increases. Conversely, as interest rates increase, the actuarially calculated retirement benefit plan liability decreases. Past declines in interest rates and equity markets have had a negative impact on the retirement benefit plan liability and fair value of our plan assets. As a result, the accumulated benefit obligation exceeded the fair value of plan assets at December 31, 2009. Our liability at December 31, 2009 is more than the liability at December 31, 2008, which resulted in a $340,000, net of tax, decrease in shareholders’ equity.
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
     The process of recording deferred tax assets and liabilities involves summarizing temporary differences resulting from the different treatment of items for tax than for financial statement purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. We must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent that we believe that recovery is not likely, a valuation allowance is established. If a valuation allowance is established in a period, an expense is recorded. The valuation allowance is based on our experience and current economic situation. We believe that operations will provide taxable income levels to recover the deferred tax assets.
     As of January 1, 2007, we adopted FASB ASC Topic 740, Income Taxes 109 (FIN 48), which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of uncertain tax positions to be taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The determination of the amount of benefits to be recognized and the sustainability of our tax positions upon examination require us to make certain estimates and to use our best judgment based upon historical experience.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to interest rate risk on our long-term debt obligations and our working capital facilities are under floating interest rate arrangements. We have determined that these risks are not significant enough to warrant hedging programs. If interest rates increase we will be exposed to higher interest rates and we will be required to use more cash to settle our long-term debt obligations. As interest rates increase on our variable long-term debt, it will have a negative impact on future earnings because the interest rates will increase our interest expense. Conversely, if interest rates decline on our variable long-term debt, it will have a positive impact on future earnings because lower interest rates will decrease our interest expense. Based upon our long-term debt amounts as of March 31, 2010, for every 1% increase or decrease in the interest rate on our long-term debt, our annual interest expense will fluctuate by approximately $117,000.
     In addition, we are exposed to foreign currency translation fluctuations with our international operations. We do not have any foreign exchange derivative contracts to hedge against foreign currency exposures. Therefore, we are exposed to the related effects when foreign currency exchange rates fluctuate. If the U.S. dollar strengthens against the Canadian dollar and/or the British pound sterling, the translation rate for these foreign currencies will decrease, which will have a negative impact on our operating income. For example, for the three months ended March 31, 2010, for every 1/100 change in the exchange rate of the Canadian dollar to the U.S. dollar, our Canadian operation’s operating income would have changed by $16,000. Further, for every 1/100 change in the exchange rate of the British pound sterling to the U.S. dollar, the impact on operating income for our United Kingdom operation for the three months ended March 31, 2010 would have been $2,000. Foreign currency translation fluctuations have no impact on cash flows as long as we continue to reinvest any profits back into the respective foreign operations.
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
     We have been named with numerous other defendants in an environmental lawsuit. The plaintiff seeks to recover costs which it has incurred, and may continue to incur, to investigate and remediate its former property as required by the New York State Department of Environmental Conservation (NYSDEC). We have not been named as a liable party by the NYSDEC and we believe we have no liability to the plaintiff in the case. We filed a motion for summary judgment seeking a ruling to have us dismissed from the case. In November 2003, the motion for summary judgment was granted and we were dismissed from the case by the United States District Court for the Northern District of New York. In March 2004, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit, appealing, in part, the District Court’s decision to dismiss all claims against us. In April 2005, the plaintiff’s appeal was dismissed by the Second Circuit Court without prejudice, and the matter was remanded to the United States District Court for the Northern District of New York for consideration in light of a then-recent United States Supreme Court decision. As a result, in June 2006, the District Court dismissed all claims brought by the plaintiff pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA or Superfund). In July 2006, the plaintiff filed a notice of appeal to the Second Circuit. However, in early 2008, the plaintiff’s appeal was dismissed again by the Second Circuit Court without prejudice, and the matter was remanded to the District Court for consideration in light of another then-recent United States Supreme Court decision. In July 2008, The District Court decided that the United States Supreme Court decision did not necessitate any changes in the District Court’s prior determinations in this case and held that all of its prior rulings stand. In August 2008, the plaintiff filed a third notice of appeal to the Second Circuit Court. On February 24, 2010, the Second Circuit issued its decision, reversing the order of the District Court which dismissed Portec from the litigation, stating that there were genuine issues of material fact. In addition, the Second Circuit reinstated the plaintiff’s CERCLA claims, stating that the plaintiff is entitled to bring a claim for contribution under Section 113(f)(3)(B) of CERCLA. Ongoing litigation may be protracted, and we may incur additional ongoing legal expenses, which are not estimable at this time.
     We believe that plaintiff’s case against Portec, Inc. is without merit. Because plaintiff is seeking unspecified monetary contribution from the defendants, we are unable to determine, if plaintiff were to prevail on its claims against Portec, the extent to which we would have to make a contribution, or whether such contribution would have a material adverse effect on our financial condition or results of operations. Furthermore, ongoing litigation may be protracted and legal expenses may be material to our results of operations.
     In August 2009, Portec Rail Products, Inc. and Kelsan Technologies Corp. were named as defendants in a civil lawsuit by Snyder Equipment Co. Inc. alleging breach of contract and other claims related to a non-disclosure agreement. The plaintiff filed the complaint with the United States District Court for the Western District of Missouri, Southern Division and was seeking to recover compensatory and punitive damages on four counts. In March 2010 the parties to this lawsuit entered into a new agreement, and the lawsuit was dismissed with prejudice.
     On February 19, 2010, and through March 3, 2010, a total of five lawsuits initiated by purported shareholders of Portec Rail have been filed against several defendants including the Company and certain members of its Board of Directors. These lawsuits are directly related to the Agreement and Plan of Merger with L.B. Foster Company and Foster Thomas Company, which was signed on February 16, 2010. Following is a summary of these lawsuits:

Date Filed	Court	Plaintiff	Defendants
2/19/2010	Circuit Court of Kanawha County, West Virginia	Barbara Petkus, individually and on behalf of all others similarly situated.	Portec Rail Products, Inc., Richard J. Jarosinski, Marshall T. Reynolds, John S. Cooper, Louis J. Akers, Philip E. Cline, Daniel P. Harrington, A. Michael Perry, Douglas V. Reynolds, Neal W. Scaggs, Philip Todd Shell, Kirby J. Taylor, and Thomas W. Wright

2/24/2010	Court of Common Pleas, Allegheny County,	Everett Harper, on behalf of himself and others	Marshall T. Reynolds, John S. Cooper, Louis J. Akers, Philip E. Cline, Daniel P. Harrington, A.

Date Filed	Court	Plaintiff	Defendants
	Pennsylvania	similarly situated.	Michael Perry, Douglas V. Reynolds, Neal W. Scaggs, Philip Todd Shell, Kirby J. Taylor, Thomas W. Wright, Portec Rail Products, Inc., L.B. Foster Company, and Foster Thomas Company

2/24/2010	Court of Common Pleas, Allegheny County, Pennsylvania	Richard S. Gesoff	Marshall T. Reynolds, John S. Cooper, Louis J. Akers, Philip E. Cline, Daniel P. Harrington, A. Michael Perry, Douglas V. Reynolds, Neal W. Scaggs, Philip Todd Shell, Kirby J. Taylor, Thomas W. Wright, Portec Rail Products, Inc., L.B. Foster Company, and Foster Thomas Company

3/02/2010	Court of Common Pleas, Allegheny County, Pennsylvania	Scott Phillips, individually and on behalf of all others similarly situated.	L.B. Foster Company, Marshall T. Reynolds, John S. Cooper, Louis J. Akers, Philip E. Cline, Daniel P. Harrington, A. Michael Perry, Douglas V. Reynolds, Neal W. Scaggs, Philip Todd Shell, Kirby J. Taylor, Thomas W. Wright, Portec Rail Products, Inc., and Foster Thomas Company

3/03/2010	Circuit Court of Cabell County, West Virginia	John Furman, individually and on behalf of all others similarly situated.	Marshall T. Reynolds, John S. Cooper, Louis J. Akers, Philip E. Cline, Daniel P. Harrington, A. Michael Perry, Douglas V. Reynolds, Neal W. Scaggs, Philip Todd Shell, Kirby J. Taylor, Thomas W. Wright, Portec Rail Products, Inc., L.B. Foster Company, and Foster Thomas Company
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
     The three lawsuits pending in Allegheny County, Pennsylvania have been consolidated and on March 22 and 23, 2010, hearings were held on Plaintiffs’ Motion for Preliminary Injunction, which seeks to enjoin the transaction set forth in the Agreement and Plan of Merger. On April 21, 2010, the Court of Common Pleas of Allegheny County, Pennsylvania (the “Court”) entered an order in the matter captioned In re Portec Rail Products, Inc. Shareholders Litigation preliminarily enjoining Foster from completing the Offer until the Court determines that the Board of Directors of Portec has cured the breach of fiduciary duties as found by the Court and disclosed certain material information. A copy of the order was filed as an exhibit to the SC 14D-9/A filed by the Company on April 22, 2010.
     In the two lawsuits pending in West Virginia, Motions to Dismiss the lawsuits were filed on behalf of the Company and the Director Defendants. In the Furman case, the parties agreed to transfer the lawsuit to Cabell County, West Virginia. In the Petkus case, the Motion to Dismiss also included a Motion to Transfer Venue from Kanawha County, West Virginia to Cabell County, West Virginia. In both West Virginia cases, Plaintiffs have filed Motions for Preliminary Injunctions, but as of the date of this filing, no hearings have been scheduled.
ITEM 1A. RISK FACTORS
     There are no changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Nothing to report under this item.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Nothing to report under this item.
ITEM 4. OTHER INFORMATION
     Nothing to report under this item.
ITEM 5. EXHIBITS
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

PORTEC RAIL PRODUCTS, INC.
Date: May 7, 2010	By:	/s/ Richard J. Jarosinski
Richard J. Jarosinski,
President and Chief Executive Officer and Principal Executive Officer

Date: May 7, 2010	By:	/s/ John N. Pesarsick
John N. Pesarsick,
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002