Form 10-Q
period 2010-06-30
PORTEC RAIL PRODUCTS INC
filed 2010-08-06
CIK 1263074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of July 31, 2010 there were 9,603,179 shares issued and outstanding of the Registrant’s Common Stock.

PORTEC RAIL PRODUCTS, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Portec Rail Products, Inc.
Condensed Consolidated Balance Sheets

	June 30	December 31
	2010	2009
	(Unaudited)	(Audited)
	(In Thousands)
Assets
Current assets
Cash and cash equivalents	$14,003	$14,279
Accounts receivable, net	18,437	10,667
Inventories, net	20,062	21,538
Prepaid expenses and other current assets	1,793	1,623
Deferred income taxes	79	160

Total current assets	$54,374	$48,267

Property, plant and equipment, net of accumulated depreciation of $14,533 and $13,938 at June 30, 2010 and December 31, 2009, respectively.	9,608	10,260
Intangible assets, net of accumulated amortization of $5,657 and $5,171 at June 30, 2010 and December 31, 2009, respectively	27,740	28,507
Goodwill	14,188	14,463
Other assets	716	1,045

Total assets	$106,626	$102,542

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$9,757	$8,086
Accounts payable	8,000	4,940
Accrued income taxes	588	618
Customer deposits	1,508	873
Accrued compensation	1,860	2,424
Other accrued liabilities	3,722	2,216

Total current liabilities	25,435	19,157

Long-term debt, less current maturities	1,285	2,667
Deferred income taxes	9,641	10,070
Accrued pension costs	3,702	3,809
Other long-term liabilities	1,183	1,091

Total liabilities	41,246	36,794

Commitments and Contingencies	—	—

Shareholders’ equity:
Common stock, $1 par value, 50,000,000 shares authorized, 9,603,179 and 9,602,029 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	9,603	9,602
Additional paid-in capital	25,609	25,547
Retained earnings	33,305	33,136
Accumulated other comprehensive loss	(3,137)	(2,537)

Total shareholders’ equity	65,380	65,748

Total liabilities and shareholders’ equity	$106,626	$102,542

See Notes to Condensed Consolidated Financial Statements

Portec Rail Products, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(Dollars in Thousands, Except Per Share Data)
Net sales	$32,430	$26,530	$55,757	$48,694
Cost of sales	22,102	17,934	36,930	32,825

Gross profit	10,328	8,596	18,827	15,869

Selling, general and administrative	8,075	5,480	14,984	10,860
Amortization expense	306	270	616	523

Operating income	1,947	2,846	3,227	4,486

Interest expense	59	79	123	153
Other (income)/loss, net	(202)	(135)	271	(120)

Income before income taxes	2,090	2,902	2,833	4,453
Provision for income taxes	1,226	699	1,512	1,114

Net income	$864	$2,203	$1,321	$3,339

Earnings per share
Basic and diluted	$0.09	$0.23	$0.14	$0.35

Weighted average shares outstanding
Basic	9,602,421	9,602,029	9,602,417	9,602,029
Diluted	9,613,305	9,602,029	9,612,042	9,602,029

Dividends per share	$0.06	$0.06	$0.12	$0.12
See Notes to Condensed Consolidated Financial Statements

Portec Rail Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30
	2010	2009
	(In Thousands)
Operating Activities
Net income	$1,321	$3,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	870	860
Amortization expense	616	523
Provision for doubtful accounts	34	71
Deferred income taxes	133	182
Pension expense	139	103
Defined benefit pension plan contributions	(168)	(102)
Loss on disposal of assets	9	1
Stock-based compensation expense	52	52
Changes in operating assets and liabilities:
Accounts receivable	(8,101)	(264)
Inventories	1,127	1,610
Prepaid expenses and other current assets	(352)	(603)
Accounts payable	3,206	(1,175)
Income taxes payable	299	(488)
Accrued expenses	1,807	(1,779)

Net cash provided by operating activities	992	2,330

Investing Activities
Purchases of property, plant and equipment	(367)	(502)
Proceeds from sale of assets	30	—
Contingent consideration — business acquisition	—	(60)

Net cash used in investing activities	(337)	(562)

Financing Activities
Net increase in working capital facilities	2,214	2,761
Book overdrafts	(34)	(205)
Principal payments on promissory notes	—	(280)
Proceeds from term loans	—	300
Principal payments on term loans	(1,896)	(1,602)
Issuance of common stock	11	—
Cash dividends paid to shareholders	(1,152)	(1,152)

Net cash used in financing activities	(857)	(178)

Effect of exchange rate changes on cash and cash equivalents	(74)	238

Increase (decrease) in cash and cash equivalents	(276)	1,828
Cash and cash equivalents at beginning of period	14,279	5,371

Cash and cash equivalents at end of period	$14,003	$7,199

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$118	$170

Income taxes	$774	$1,414

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
Note 2: Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Portec Rail Products, Inc.; Salient Systems, Inc. (Salient Systems), our wholly-owned United States subsidiary; Portec Rail Nova Scotia Company, our wholly-owned Canadian subsidiary; and Portec Rail Products (UK) Ltd., our wholly-owned United Kingdom subsidiary (United Kingdom). All significant intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, we believe that the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the 2009 Annual Report on Form 10-K. The balance sheet information as of December 31, 2009 was derived from our audited balance sheet included in our 2009 Annual Report on Form 10-K. Unless otherwise indicated, all dollar amounts are in United States dollars. Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on net earnings.

Note 3: Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for all inventories. Inventory costs include material, labor and manufacturing overhead.
The major components of inventories are as follows:

	June 30	December 31
	2010	2009
	(In Thousands)
Raw materials	$6,556	$9,903
Work in process	334	279
Finished goods	13,790	11,931

	20,680	22,113
Less reserve for slow-moving and obsolete inventory	618	575

Net inventory	$20,062	$21,538

Note 4: Long-Term Debt
Long-term debt consists of the following:

	June 30	December 31
	2010	2009
	(In Thousands)
PNC Financial Credit Facility: (a)
Term loan — Kelsan acquisition	$1,919	$2,966
Term loan — Vulcan asset acquisition	800	1,100
Revolving credit facility — United States	6,715	4,500
Revolving credit facility — Canada	—	—

United Kingdom loans: (b)
Term loan — Coronet Rail acquisition	103	471
Working capital facility	—	—
Term loans — vehicles	—	1

Term Loan — Boone County Bank, Inc. (c)	1,505	1,715

	11,042	10,753
Less current maturities	9,757	8,086

	$1,285	$2,667

(a) PNC Financial Credit Facility
Our credit facility with PNC Financial Services Group, Inc. (PNC) is a term loan and revolving credit facility that provided the financing for the Kelsan acquisition in November 2004 and the Vulcan asset acquisition in October 2006, and also supports the working capital requirements of our United States and Canadian business units. The components of this facility are as follows: 1) a $7.0 million United States revolving credit facility; 2) a $4.8 million ($5.0 million CDN) revolving credit facility for our Canadian operations; 3) an outstanding term loan in the original amount of $4.9 million that replaced the term loan in the original amount of $14.9 million ($17.6 million CND) provided for the Kelsan acquisition in November 2004; and 4) an outstanding term loan in the original amount of $3.0 million provided in November 2006 for the Vulcan Chain product line acquisition. As of June 30, 2010, we had the ability to borrow an additional $5.0 million under the U.S. and Canadian revolving credit facilities.

This agreement contains certain financial covenants that require us to maintain a current ratio, cash flow coverage and leverage ratios, and to maintain minimum amounts of tangible net worth. This credit facility further limits capital expenditures, sales of assets, and additional indebtedness. At June 30, 2010, we were in compliance with all of these financial covenants.
Term Loan — Kelsan Acquisition:
In December 2008, we borrowed $4.9 million from PNC to refinance the Kelsan acquisition loan, which had an outstanding principal balance of $4.9 million ($5.9 million CDN). Portec Rail Products, Inc. is the borrower and sole guarantor of the term loan with substantially all of our United States assets pledged as collateral. The monthly principal payment on the loan is approximately $174,000. Interest on the outstanding balance accrues at a LIBOR-based rate plus 1.75% to 2.25% and is paid monthly. As of June 30, 2010, the principal balance outstanding was $1.9 million, and accrued interest at a rate of 2.10%. This term loan is scheduled to mature on May 1, 2011.
Term Loan — Vulcan Asset Acquisition:
In November 2006, we borrowed $3.0 million from PNC to finance the Vulcan product line acquisition. Portec Rail Products, Inc. is the sole guarantor of the term loan with substantially all of our United States assets pledged as collateral. Under this five-year term loan, our monthly principal payments are $50,000. The outstanding principal balance accrues interest based upon the 30-day LIBOR rate plus 1.5%. As of June 30, 2010 the principal balance outstanding was $800,000, and accrued interest at 1.85%. This term loan is scheduled to mature on October 31, 2011.
Revolving Credit Facility — United States:
Our United States revolving credit facility permits borrowings up to $7.0 million to support the working capital requirements of our United States operations. Included in the $7.0 million is a sub-limit of $1.6 million for standby and commercial letters-of-credit. Outstanding borrowings under this facility can be priced at a prime-based rate or a LIBOR-based rate. As of June 30, 2010 outstanding borrowings under this facility were $6.7 million and accrued interest at 2.35%. Outstanding commercial letters-of-credit reduce our availability under this credit facility; however there are no outstanding commercial letters-of-credit as of June 30, 2010. This credit facility expires on September 30, 2012.
Revolving Credit Facility — Canada:
The working capital requirements for our Canadian operations are supported by a $4.8 million ($5.0 million CDN) revolving credit facility. Included within the $4.8 million is a sub-limit of $380,000 ($400,000 CDN) for standby and commercial letters-of-credit. The interest rate is the Canadian prime rate plus 1.0%. Borrowings on this facility accrued interest at 3.50% at June 30, 2010. As of June 30, 2010, there were no outstanding borrowings under this facility. This facility is scheduled to expire on December 31, 2011.
(b) United Kingdom Loans
Term Loan — Coronet Rail Acquisition:
In conjunction with the acquisition of Coronet Rail in April 2006, we borrowed $2.6 million (£1.5 million pounds sterling) and $1.6 million (£900,000 pounds sterling) in the form of two term loans provided by a United Kingdom financial institution. The $1.6 million (£900,000 pounds sterling) loan was repaid in full in March 2007. The $2.6 million (£1.5 million pounds sterling) loan has an outstanding balance of approximately $103,000 (£69,000 pounds sterling) as of June 30, 2010, and bears interest at 2.25%. The monthly principal and interest payment is approximately $47,000 (£29,000 pounds sterling). This term loan is expected to be paid in full during the third quarter 2010.

Working Capital Facility:
In July 2010, we entered into a new working capital facility for Portec Rail Products (UK) Ltd. which includes an overdraft availability of $2.2 million (£1.5 million pounds sterling). This credit facility supports the working capital requirements of our United Kingdom operations and is collateralized by substantially all of the assets of Portec Rail Products (UK) Ltd. and its wholly-owned subsidiaries, including Coronet Rail, Ltd. The interest rate on this facility is the financial institution’s base rate plus 1.50%. As of June 30, 2010, the base rate is 0.5%. Outstanding performance bonds reduce our availability under this credit facility. There are no borrowings or performance bonds outstanding on this facility as of June 30, 2010. This expiration date of this credit facility is August 31, 2011.
Prior to July 2010, the working capital facility for our United Kingdom operations included an overdraft availability of $1.5 million (£900,000 pounds sterling), $283,000 (£175,000 pounds sterling) for the issuance of performance bonds, and $65,000 (£40,000 pounds sterling) for the negotiation of foreign checks.
Our United Kingdom loan agreements contain certain financial covenants that require us to maintain senior interest and cash flow coverage ratios. We were in compliance with these financial covenants as of June 30, 2010.
(c) Term Loan — Boone County Bank, Inc.
In July 2008, we entered into a loan agreement with Boone County Bank, Inc. for a credit facility in the maximum amount of $2.1 million to finance capital expenditures at our manufacturing facility in Huntington, West Virginia. In February 2009 this credit facility was converted to a 60-month term loan at the United States prime rate less 0.25%, and began to amortize at a monthly principal payment of $35,000 plus accrued interest. As of June 30, 2010, the outstanding balance on this facility was $1.5 million, and the interest rate was 3.0%. This facility has a maturity date of January 14, 2014.
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
Note 5: Income Taxes
We evaluated uncertain tax provisions pursuant to the guidance found within Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) FASB ASC 740-10-55. A reconciliation of the beginning and ending amount of unrecognized tax positions is as follows:

	Six Months Ended
	June 30
	2010	2009
	(In Thousands)
Balance at January 1	$436	$313
Additions based on tax positions related to the current year	50	44
Additions for tax positions of prior years	87	83
Reductions for tax positions of prior years	(59)	(65)
Settlements	(23)	31

Balance at June 30	$491	$406

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
In June 2010, an examination of the 2005, 2006 and 2007 provincial tax returns of our subsidiary in Montreal Quebec was completed and a nominal amount of tax liability and interest were assessed. Additionally, Kelsan Technologies Corp. is currently being reviewed by Canada Revenue Agency for the Scientific Research and Experimental Development tax credit for the tax year ended November 30, 2008. We also received notice in July 2010 that Canada Revenue Agency will be reviewing Kelsan Technologies’ corporate tax returns for 2008 and 2009. We are currently unable to assess whether any significant change in the unrecognized tax position will be necessary during the next twelve months as a result of these reviews.
Note 6: Retirement Plans
The components of net periodic pension expense of our United States defined benefit pension plan are as follows for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
		(In Thousands)
Interest cost	$137	$144	$274	$288
Expected return on plan assets	(161)	(162)	(323)	(324)
Amortization of unrecognized loss	48	25	96	50

Pension expense	$24	$7	$47	$14

We anticipate making total contributions of $393,000 to this pension plan during 2010 of which $79,000 was funded during the six months ended June 30, 2010. During 2009, we made contributions to this pension plan totaling $202,000, of which $70,000 was funded during the first six months of 2009.
The components of net periodic pension expense of our United Kingdom defined benefit pension plans (the Portec Rail Plan and Conveyors Plan) are as follows for the three and six months ended June 30, 2010 and 2009:

	Portec Rail Plan
	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
		(In Thousands)
Interest cost	$62	$67	$128	$127
Expected return on plan assets	(49)	(50)	(101)	(94)
Amortization of transition amount	(11)	(12)	(23)	(23)
Amortization of unrecognized loss	35	32	72	60

Pension expense	$37	$37	$76	$70

	Conveyors Plan
	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
		(In Thousands)
Interest cost	$12	$13	$25	$25
Expected return on plan assets	(10)	(9)	(20)	(17)
Amortization of transition amount	(2)	(2)	(4)	(4)
Amortization of unrecognized loss	7	8	15	15

Pension expense	$7	$10	$16	$19

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. We anticipate making contributions of $158,000 (£106,000 pounds sterling) and $33,000 (£23,000 pounds sterling) to the Portec Rail and Conveyors pension plans, respectively, during 2010. For the six months ended June 30, 2010, contributions in the amount of $73,000 (£48,000 pounds sterling) and $16,000 (£10,000 pounds sterling) have been made to the Portec Rail Plan and Conveyors Plan, respectively. For the year ended December 31, 2009, we contributed $170,000 (£96,000 pounds sterling) and $61,000 (£29,000 pounds sterling) to the Portec Rail Plan and the Conveyors Plan, respectively, of which $27,000 (£18,000 pounds sterling) and $5,000 (£3,000 pounds sterling) was contributed to the Portec Rail Plan and the Conveyors plan, respectively, during the six months ended June 30, 2009.
Note 7: Comprehensive Income
Comprehensive income for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
		(In Thousands)
Net income	$864	$2,203	$1,321	$3,339
Minimum pension liability adjustment, net of tax	22	(162)	100	(103)
Foreign currency translation adjustments, net of tax	(1,346)	2,249	(700)	1,507

Comprehensive income/(loss)	$(460)	$4,290	$721	$4,743

Note 8: Earnings Per Share
Basic earnings per share (EPS) are computed as net income available to common shareholders divided by the weighted average common shares outstanding. Diluted earnings per share considers the potential dilution that occurs related to the issuance of common stock under stock option plans. We calculated the dilutive effect of our stock options in accordance with FASB ASC Topic 260, Earnings per share. For both the three and six months ended June 30, 2010, we determined that our stock options have a dilutive effect on earnings per share. The incremental shares related to the 2007 and the January 2008 stock option grants increased our average shares outstanding by 11,884 shares and 9,625 shares, for the three and six months ended June 30, 2010, respectively. The incremental shares associated with the July 2008 stock option grant would reduce our average shares outstanding by 247 shares and 285 shares for the three and six months ended June 30, 2010, respectively, and as such, these anti-dilutive shares are not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2010.
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
Note 9: Commitments and Contingencies
Contractual Obligations
The following is a summary of our contractual obligations as of June 30, 2010, due on a calendar year basis:

		Less			More
		than	1 — 3	3 — 5	than 5
Contractual Obligations	Total	1 year	years	years	years
			(In Thousands)
Long-term debt obligations	$4,327	$3,042	$830	$455	$—
Working capital facilities	6,715	6,715	—	—	—
Operating leases (1)	4,132	696	1,731	907	798
Pension contributions (2)	3,967	419	1,540	960	1,048
Purchase obligations	3,978	3,978	—	—	—
Future interest payments (3)	112	42	62	8	—

Total contractual obligations (4)	$23,231	$14,892	$4,163	$2,330	$1,846

(1)	The majority of our future operating lease obligations are for property leases at our operating locations. There are no unusual terms or conditions within these leases.

(2)	Pension plan contributions that may be required more than one year from June 30, 2010 will be dependent upon the performance of plan assets.

(3)	Represents future interest payments on long-term debt obligations as of June 30, 2010. Assumes that the interest rates on our long-term debt agreements at June 30, 2010 (See Note 4: Long-Term Debt, Page 7) will continue for the life of the agreements.

(4)	As a result of adopting FASB ASC Topic 740, Income Taxes as it relates to uncertain tax positions, we recorded an initial liability of $313,000 related to uncertain tax positions in 2007. During the six months ended June 30, 2010 and 2009, we recognized $55,000 and $93,000, respectively, of additional liability. See Note 5: Income Taxes, Page 9. The total amount of $491,000 and $375,000 are included within other long-term liabilities on the June 30, 2010 and December 31, 2009 consolidated balance sheets. However, because of the high degree of uncertainty regarding the timing of future cash outflows associated with uncertain tax positions, we cannot reasonably estimate the periods of related future payments, and as such, we have excluded the uncertain tax liability from the contractual obligations table.
Contingencies
Our Director and Officer liability insurance policy provides $3.0 million of coverage, less a deductible of $150,000, for defense and/or settlement costs incurred in the event that a lawsuit is filed against our directors and/or officers. As a result of the shareholder lawsuits that have been brought against several named defendants (See Litigation footnote, Page 13), we have filed a claim with our insurance carrier for costs incurred through June 30, 2010 pertaining to these lawsuits. In May 2010, we were notified by our insurance carrier that the carrier is reviewing the policy to determine the validity of the claim and the ultimate responsibility of these expenses. The insurance carrier has, at this time, raised a number of questions regarding the claim. We have reviewed this matter with counsel and in the opinion of counsel, there appears to be some validity to the questions raised by the insurance carrier. Accordingly, for the six months ended June 30, 2010 we have recognized a total of $1.4 million for costs associated with the shareholder lawsuits, of which $1.2 million was recognized during the three months ended June 30, 2010. We may incur additional ongoing expenses related to these shareholder lawsuits, which are not estimable at this time.
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

Date Filed	Court	Plaintiff	Defendants
2/19/2010	Circuit Court of Kanawha County, West Virginia	Barbara Petkus, individually and on behalf of all others similarly situated.	Portec Rail Products, Inc., Richard J. Jarosinski, Marshall T. Reynolds, John S. Cooper, Louis J. Akers, Philip E. Cline, Daniel P. Harrington, A. Michael Perry, Douglas V. Reynolds, Neal W. Scaggs, Philip Todd Shell, Kirby J. Taylor, and Thomas W. Wright

Date Filed	Court	Plaintiff	Defendants
2/24/2010	Court of Common Pleas, Allegheny County, Pennsylvania	Everett Harper, on behalf of himself and others similarly situated.	Marshall T. Reynolds, John S. Cooper, Louis J. Akers, Philip E. Cline, Daniel P. Harrington, A. Michael Perry, Douglas V. Reynolds, Neal W. Scaggs, Philip Todd Shell, Kirby J. Taylor, Thomas W. Wright, Portec Rail Products, Inc., L.B. Foster Company, and Foster Thomas Company

2/24/2010	Court of Common Pleas, Allegheny County, Pennsylvania	Richard S. Gesoff	Marshall T. Reynolds, John S. Cooper, Louis J. Akers, Philip E. Cline, Daniel P. Harrington, A. Michael Perry, Douglas V. Reynolds, Neal W. Scaggs, Philip Todd Shell, Kirby J. Taylor, Thomas W. Wright, Portec Rail Products, Inc., L.B. Foster Company, and Foster Thomas Company

3/02/2010	Court of Common Pleas, Allegheny County, Pennsylvania	Scott Phillips, individually and on behalf of all others similarly situated.	L.B. Foster Company, Marshall T. Reynolds, John S. Cooper, Louis J. Akers, Philip E. Cline, Daniel P. Harrington, A. Michael Perry, Douglas V. Reynolds, Neal W. Scaggs, Philip Todd Shell, Kirby J. Taylor, Thomas W. Wright, Portec Rail Products, Inc., and Foster Thomas Company

3/03/2010	Circuit Court of Cabell County, West Virginia	John Furman, individually and on behalf of all others similarly situated.	Marshall T. Reynolds, John S. Cooper, Louis J. Akers, Philip E. Cline, Daniel P. Harrington, A. Michael Perry, Douglas V. Reynolds, Neal W. Scaggs, Philip Todd Shell, Kirby J. Taylor, Thomas W. Wright, Portec Rail Products, Inc., L.B. Foster Company, and Foster Thomas Company
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
The three lawsuits filed in Allegheny County, Pennsylvania have been consolidated and on March 22 and 23, 2010, hearings were held on Plaintiffs’ Motion for Preliminary Injunction, which seeks to enjoin the transaction set forth in the Agreement and Plan of Merger. On April 21, 2010, the Court of Common Pleas of Allegheny County, Pennsylvania (the “Court”) entered an order in the matter captioned In re Portec Rail Products, Inc. Shareholders Litigation, preliminarily enjoining Foster from completing the Offer until the Court determines that the Board of Directors of Portec has cured the breach of fiduciary duties as found by the Court and disclosed certain material information. A copy of the order was filed as an exhibit to the SC 14D-9/A filed by the Company on April 22, 2010.

On June 24, 2010, the Court of Common Pleas of Allegheny County, Pennsylvania (the “Court”) granted a Motion to Dissolve Preliminary Injunction in the case styled In Re Portec Rail Products, Inc. Shareholders Litigation. A copy of the order was filed as an exhibit to the SC 14D-9/A filed by the Company on June 29, 2010.
In the two lawsuits pending in West Virginia, Motions to Dismiss the lawsuits were filed in April 2010 on behalf of the Company and the Director Defendants. In the Furman case, the parties agreed to transfer the lawsuit to Cabell County, West Virginia. In the Petkus case, the Motion to Dismiss also included a Motion to Transfer Venue from Kanawha County, West Virginia to Cabell County, West Virginia. In both West Virginia cases, Plaintiffs have filed Motions for Preliminary Injunctions, but as of the date of this filing, no hearings have been scheduled.
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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
		(In Thousands)
External Sales
RMP	$13,158	$13,181	$23,766	$23,838
SSD	2,844	1,498	4,754	2,761
Canada	11,695	8,476	18,493	14,313
United Kingdom	4,733	3,375	8,744	7,782

Total	$32,430	$26,530	$55,757	$48,694

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
		(In Thousands)
Intersegment Sales
RMP	$235	$325	$628	$841
SSD	—	—	—	—
Canada	1,669	2,307	3,839	3,855
United Kingdom	44	—	53	—

Total	$1,948	$2,632	$4,520	$4,696

Total Sales
RMP	$13,393	$13,506	$24,394	$24,679
SSD	2,844	1,498	4,754	2,761
Canada	13,364	10,783	22,332	18,168
United Kingdom	4,777	3,375	8,797	7,782

Total	$34,378	$29,162	$60,277	$53,390

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
		(In Thousands)
Operating Income (Loss)
RMP	$2,050	$2,070	$3,356	$3,313
SSD	480	150	721	(18)
Canada	2,022	1,681	3,452	2,988
United Kingdom	415	(228)	678	(9)
Corporate Shared Services	(3,020)	(827)	(4,980)	(1,788)

Total	1,947	2,846	3,227	4,486

Interest Expense	59	79	123	153
Other (Income)/Expense, net	(202)	(135)	271	(120)

Income Before Income Taxes	$2,090	$2,902	$2,833	$4,453

Depreciation
RMP	$157	$161	$316	$341
SSD	43	50	87	98
Canada	166	151	332	299
United Kingdom	42	49	87	95
Corporate Shared Services	25	14	48	27

Total	$433	$425	$870	$860

Amortization
RMP	$16	$9	$30	$18
SSD	50	54	108	107
Canada	187	159	369	305
United Kingdom	53	48	109	93
Corporate Shared Services	—	—	—	—

Total	$306	$270	$616	$523

Capital Expenditures
RMP	$69	$141	$131	$180
SSD	—	1	16	24
Canada	98	86	165	235
United Kingdom	39	3	51	21
Corporate Shared Services	4	37	4	42

Total	$210	$268	$367	$502

	June 30	December 31
	2010	2009
	(In Thousands)
Total Assets
RMP	$38,453	$37,520
SSD	7,379	7,029
Canada	45,060	43,514
United Kingdom	15,537	14,242
Corporate Shared Services	197	237

Total	$106,626	$102,542

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
During the three and six months ended June 30, 2010, 1,700 stock options were forfeited from the 2008 and 2007 grants. For the three and six months ended June 30, 2009, 2,600 and 3,800 stock options, respectively, were forfeited from the 2008 and 2007 grants.
We account for stock based compensation in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. For both the three and six months ended June 30, 2010 and 2009, we recognized compensation expense of $26,000 and $52,000, respectively, which relates to the 2008 and 2007 stock option grants. These amounts are included in selling, general and administrative expenses on the consolidated income statement. We expect to recognize additional compensation expense of approximately $129,000 and $83,000 over the remaining vesting periods of the 2008 and 2007 stock option grants, respectively.
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
Note 14: Merger with L.B. Foster Company
On February 16, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with L.B. Foster Company, a Pennsylvania corporation (“Foster”), and Foster Thomas Company, a West Virginia corporation and a wholly-owned subsidiary of Foster (“Purchaser”). Pursuant to the Merger Agreement, on February 26 Purchaser commenced a tender offer to purchase all of the outstanding shares of common stock of Portec (the “Shares”) at a price of $11.71 per share (the “Offer”), net to the seller in cash (without interest and subject to applicable withholding taxes). Subsequent to the tender offer, Portec will be merged with Purchaser, with Portec as the surviving corporation, with Portec surviving as a wholly-owned subsidiary of Foster (the “Merger”). Consummation of the Offer by Purchaser is subject to certain conditions, including (1) the condition that the number of Shares that have been validly tendered and not withdrawn, together with the number of Shares then owned by Foster or any of its subsidiaries represents at least 65% of the total number of outstanding Shares, on a fully diluted basis (the “Minimum Condition”), (2) the expiration or termination of applicable waiting periods under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976 and (3) other required regulatory approvals and customary closing conditions.

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
     For the six months ended June 30, 2010, the exchange rate of the Canadian dollar increased when compared to the U.S. dollar for the same period in the prior year, but the exchange rate of the British pound sterling to the U.S. dollar declined compared to the same period in the prior year. We experienced a 9.3% increase in the exchange rate of the Canadian dollar and a 9.2% decrease in the British pound sterling when compared to the U.S. dollar at June 30, 2009. Foreign currency translation rates can have a positive or negative impact on our results of operations in U.S. dollars, depending on the operating results of our foreign subsidiaries, and the movement of the foreign currency in relation to the U.S. dollar. We do not have any control over exchange rates, as these are largely driven by worldwide economic factors.
     On February 16, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with L.B. Foster Company, a Pennsylvania corporation (“Foster”), and Foster Thomas Company, a West Virginia corporation and a wholly-owned subsidiary of Foster (“Purchaser”). Pursuant to the Merger Agreement, on February 26 Purchaser commenced a tender offer to purchase all of the outstanding shares of common stock of Portec (the “Shares”) at a price of $11.71 per Share (the “Offer”), net to the seller in cash (without interest and subject to applicable withholding taxes). Subsequent to the tender offer, Portec will be merged with Purchaser, with Portec as the surviving corporation, with Portec surviving as a wholly-owned subsidiary of Foster (the “Merger”). Consummation of the Offer by Purchaser is subject to certain conditions, including (1) the condition that the number of Shares that have been validly tendered and not withdrawn, together with the number of Shares then owned by Foster or any of its subsidiaries represents at least 65% of the total number of outstanding Shares, on a fully diluted basis (the “Minimum Condition”), (2) the expiration or termination of applicable waiting periods under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976 and (3) other required regulatory approvals and customary closing conditions. Please see Note 14:on Page 18.
Results of Operations
Three Months Ended June 30, 2010 compared to Three Months Ended June 30, 2009
     Net Sales. Net sales increased to $32.4 million for the three months ended June 30, 2010, an increase of $5.9 million or 22.2%, from $26.5 million during the comparable period in 2009. The net sales increase is attributable to higher sales of $3.2 million, $1.4 million and $1.3 million at our Canadian operations, our United Kingdom operations and SSD, respectively. The increase in net sales of $3.2 million at our Canadian operations reflects higher sales of Kelsan friction management products, Montreal track component products, primarily rail anchors, and a foreign currency translation of $1.6 million that positively impacted net sales. Our United Kingdom net sales increase of $1.4 million is primarily due to higher sales of material handling products, along with higher track component and friction management product sales. SSD’s increase in net sales of $1.3 million is primarily a reflection of higher sales of automotive products and chain securement systems, driven primarily by increased rail traffic in the North American heavy-haul freight rail industry that has resulted in railcars being moved from storage back into production.
     Cost of Goods Sold. Cost of goods sold (COGS) increased to $22.1 million for the three months ended June 30, 2010, an increase of $4.2 million or 23.2%, from $17.9 million during the comparable period in 2009. Our COGS as a percentage of net sales for the three months ended June 30, 2010 increased to 68.2% from 67.6% for the prior period in 2009, an increase of 60 basis points or 0.6%. The components of COGS, including direct material, direct labor and overhead, as a percentage of net sales, remained relatively consistent when compared to the prior period. On a period to period basis, COGS is primarily driven by product mix, as our diverse product groups have different cost components.
     Gross Profit. Gross profit increased to $10.3 million for the three months ended June 30, 2010, an increase of $1.7 million or 20.1%, from $8.6 million for the comparable period in 2009. The increase in gross profit is attributable to higher gross profit of $744,000 at our Canadian operations, $661,000 at our United Kingdom operations and $455,000 at SSD, partially offset by lower gross profit of $128,000 at RMP. Higher gross profit of $744,000 at our Canadian operations is primarily due to higher sales volume of Kelsan friction management products along with a foreign currency translation of $464,000 that positively impacted gross profit in the current period. The increase in gross profit of $661,000 at our United Kingdom operations is primarily related to the increase in sales volume of material handling products, partially offset by a foreign currency translation of $48,000 that negatively impacted gross profit in the current period. Gross profit at SSD increased $455,000 in the current period, primarily due to a much higher sales volume in the current period, driven largely by increased rail traffic in the North American rail transportation industry.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) increased to $8.1 million for the three months ended June 30, 2010, an increase of $2.6 million or 47.4%, from $5.5 million for the comparable period in 2009. The increase is primarily due to higher expenses of $2.2 million within corporate shared services, and $374,000 at our Canadian operations. The $2.2 million increase within corporate shared services is primarily due to acquisition costs pertaining to the Agreement and Plan of Merger with L.B. Foster Company (See Note 14, Merger with L.B. Foster Company, Page 18). The majority of the acquisition costs are legal fees associated with the effort to comply with the U.S. Hart-Scott-Rodino legislation, along with defense costs that relate to the shareholder lawsuits (See Note 9, Commitments and Contingencies, Page 12). The increase of $374,000 at our Canadian operations is a combination of foreign currency translation in the amount of $205,000 that negatively impacted SG&A and thus increased expenses, along with an increase in SG&A of $169,000, primarily due to higher employee salaries and benefits costs, higher professional fees and consulting expense, and higher incentive plan expense due to higher profitability.
     Interest Expense. Interest expense decreased to $59,000 for the three months ended June 30, 2010, a decrease of $20,000 or 25.3%, from $79,000 for the comparable period in 2009. This lower interest expense primarily reflects lower debt balances. Total debt obligations decreased to $11.0 million at June 30, 2010, from $13.9 million at June 30, 2009.
     Other Income. Other income increased to $202,000 for the three months ended June 30, 2010, an increase of $67,000 or 49.6%, from other income of $135,000 for the comparable period in 2009. Other income in the current period primarily includes foreign currency transaction gains of $173,000. Other income in the comparable period in 2009 includes foreign currency transaction gains of $117,000.
     Provision for Income Taxes. Provision for income taxes increased to $1.2 million for the three months ended June 30, 2010, from $699,000 for the comparable period in 2009. Our provision for income taxes increased in the current period despite a decrease in income before taxes from $2.9 million for the three months ended June 30, 2009 to $2.1 million for the three months ended June 30, 2010. Our effective tax rates on taxable income were 58.7% and 24.1% for the three months ended June 30, 2010 and 2009, respectively. Income tax expense is higher by approximately $750,000 in the current period due to the tax treatment of certain costs associated with the proposed L.B. Foster merger transaction. Our consolidated effective tax rate reflects the benefit of Canadian research and development tax credits, which reduced income tax expense by $99,000 and $128,000, or 4.7% and 4.4% for the three months ended June 30, 2010 and 2009, respectively. Our consolidated effective tax rate is impacted by our divisions’ pro-rata share of consolidated income before taxes and related tax expense or benefit.
     Net Income. Net income decreased to $864,000 for the three months ended June 30, 2010, a decrease of $1.3 million or 60.8%, from $2.2 million for the comparable period in 2009. Our basic and diluted net income decreased to $0.09 per share for the three months ended June 30, 2010, from $0.23 per share for the comparable period in 2009, on average basic and diluted shares outstanding of 9.6 million for each of the three months ended June 30, 2010 and 2009. Our current period net income includes expenses of $2.2 million or $0.23 per share for acquisition costs related to the proposed merger with L.B. Foster Company.

Six Months Ended June 30, 2010 compared to Six Months Ended June 30, 2009
     Net Sales. Net sales increased to $55.8 million for the six months ended June 30, 2010, an increase of $7.1 million or 14.5%, from $48.7 million for the comparable period in 2009. The increase is attributable to higher net sales of $4.2 million, $2.0 million and $962,000 at our Canadian operations, SSD and our United Kingdom operations, respectively. The increase in net sales of $4.2 million at our Canadian operations is a combination of a foreign currency translation of $2.8 million that positively impacted net sales, and higher net sales of Kelsan friction management products, partially offset by lower sales volume of track component products, primarily rail spikes, and friction management products at our Montreal location. Net sales increased $2.0 million at SSD, primarily due to higher sales of chain securement systems and automotive products, driven primarily by increased rail traffic in the North American heavy-haul freight rail industry that has resulted in railcars being moved from storage back into production. The increase in net sales at our United Kingdom operations of $962,000 in the current period is primarily due to higher sales of material handling and track component products, partially offset by lower sales of friction management products.
     Cost of Goods Sold. Cost of goods sold (COGS) increased to $36.9 million for the six months ended June 30, 2010, an increase of $4.1 million or 12.5%, from $32.8 million during the comparable period in 2009. Our COGS as a percentage of net sales for the six months ended June 30, 2010 was 66.2%, a decrease of 120 basis points, from 67.4% for the prior period in 2009. Our consolidated direct material cost as a percentage of net sales declined slightly in the current period, primarily related to lower raw material costs for some products at our Montreal, Canada location, while direct labor and overhead costs as a percentage of net sales remained consistent when compared to the prior period. On a period to period basis, our COGS is primarily driven by product mix, as our diverse product groups have significantly different cost components.
     Gross Profit. Gross profit increased to $18.8 million for the six months ended June 30, 2010, an increase of $3.0 million or 18.6%, from $15.9 million for the comparable period in 2009. The increase in gross profit is attributable to higher gross profit of $1.5 million, $850,000 and $566,000 at our Canadian operations, SSD and our United Kingdom operations, respectively. Higher gross profit of $1.5 million at our Canadian operations is primarily due to foreign currency translation of $937,000, which positively impacted gross profit during the current period, along with higher gross profit of $545,000 from higher sales volume of Kelsan friction management products, offset by lower gross profit on lower sales of track component and friction management products at our Montreal location. Gross profit at SSD increased $850,000, primarily due to much higher sales volumes in the current period, driven largely by increased rail traffic in the North American rail transportation industry. Higher gross profit of $566,000 at our United Kingdom operations is primarily due to higher sales of material handling and track component products, partially offset by lower gross profit on lower sales of friction management products.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) increased to $15.0 million for the six months ended June 30, 2010, an increase of $4.1 million or 38.0%, from $10.9 million for the comparable period in 2009. This increase is primarily due to higher SG&A of $3.2 million within corporate shared services and $954,000 at our Canadian operations. The increase of $3.2 million at corporate shared services is primarily due to acquisition costs pertaining to the Agreement and Plan of Merger with L.B. Foster Company (See Note 14, Merger with L.B. Foster Company, Page 18). The majority of the acquisition costs are legal fees associated with the effort to comply with the U.S. Hart-Scott-Rodino legislation, along with defense costs that relate to the shareholder lawsuits (See Note 9, Commitments and Contingencies, Page 12). The increase of $954,000 at our Canadian operations is a combination of foreign currency translation of $436,000 that negatively impacted SG&A, thus increasing expenses, along with an increase in SG&A of $518,000 due to higher employee salaries from employee headcount additions, higher commission expense due to higher sales of friction management products at our Vancouver location and higher professional fees and consulting expense.
     Interest Expense. Interest expense decreased to $123,000 for the six months ended June 30, 2010, a decrease of $30,000 or 19.6%, from $153,000 for the comparable period in 2009. The lower interest expense reflects lower debt balances. Total debt obligations decreased to $11.0 million at June 30, 2010, from $13.9 million at June 30, 2009.
     Other Expense. Other expense increased to $271,000 for the six months ended June 30, 2010, an increase of $391,000, from other income of $120,000 for the comparable period in 2009. Other expense in the current period includes foreign currency transaction losses of $314,000 and a loss on sale of fixed assets of $10,000, partially offset by interest income of $36,000. Other income in the prior period includes foreign currency transaction gains of $66,000 and royalty income of $23,000.

     Provision for Income Taxes. Provision for income taxes increased to $1.5 million for the six months ended June 30, 2010, from $1.1 million for the comparable period in 2009. Our provision for income taxes increased in the current period despite a decrease in income before taxes from $5.6 million for the six months ended June 30, 2009 to $2.8 million for the six months ended June 30, 2010. Our effective tax rates on taxable income were 53.4% and 25.0% for the six months ended June 30, 2010 and 2009, respectively. Income tax expense is higher by approximately $1.1 million in the current period due to the tax treatment of certain costs associated with the proposed L.B. Foster merger transaction. Our consolidated effective tax rate reflects the benefit of Canadian research and development tax credits, which reduced income tax expense by $197,000 and $168,000, or 6.9% and 3.8% for the six months ended June 30, 2010 and 2009, respectively. Our consolidated effective tax rate is impacted by our divisions’ pro-rata share of consolidated income before taxes and related tax expense or benefit.
     Net Income. Net income decreased to $1.3 million for the six months ended June 30, 2010, a decrease of $2.0 million or 60.4%, from $3.3 million for the comparable period in 2009. Our basic and diluted net income per share decreased to $0.14 for the six months ended June 30, 2010, from $0.35 per share for the comparable period in 2009, on average basic and diluted shares outstanding of 9.6 million for both periods. Our current period net income includes expenses of $3.2 million or $0.33 per share for acquisition costs related to the proposed merger with L.B. Foster Company.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
		(In Thousands)
External sales	$13,158	$13,181	$23,766	$23,838
Intersegment sales	235	325	628	841
Operating income	2,050	2,070	3,356	3,313

Sales by product line (1)
Track component products	$7,436	$5,924	$13,256	$11,706
Friction management products and services	4,030	5,324	7,457	8,749
Wayside data collection and data management systems	1,281	1,131	2,402	2,564
Other products and services	646	1,127	1,279	1,660

Total product and service sales	$13,393	$13,506	$24,394	$24,679

(1)	Includes intersegment sales.
     For the three months ended June 30, 2010, external sales for RMP decreased by $23,000 or 0.2%, to $13.2 million from $13.2 million during the comparable period in 2009. The $23,000 decrease in external sales at RMP is primarily due to lower sales of friction management and other products and services, primarily car repair and service revenue. Cost of goods sold, including direct material, direct labor and overhead, as a percentage of net external sales for the current period was consistent with the prior period for RMP. Operating income of $2.1 million for the three months ended June 30, 2010 remained relatively consistent with the prior period.
     For the six months ended June 30, 2010, external sales for RMP decreased by $72,000 or 0.3%, to $23.8 million from $23.8 million during the comparable period in 2009. The decrease in external sales is primarily due to lower sales of friction management products, partially offset by higher sales of track component products. Cost of goods sold, including direct material, direct labor and overhead, as a percentage of net external sales for the current period was consistent with the prior period for RMP. Operating income for the six months ended June 30, 2010 increased to $3.4 million from $3.3 million for the comparable period in 2009, an increase of $43,000 or 1.3%, primarily due to higher gross profit from higher sales of track components.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
		(In Thousands)
External sales	$2,844	$1,498	$4,754	$2,761
Intersegment sales	—	—	—	—
Operating income/(loss)	480	150	721	(18)

Sales by product line
Automotive products.	$1,266	$599	$1,905	$1,225
Chain securement systems	1,440	674	2,623	1,201
Strap securement systems	30	67	58	120
Other load securement systems	108	158	168	215

Total product and service sales	$2,844	$1,498	$4,754	$2,761

     For the three months ended June 30, 2010, external sales for SSD increased by $1.3 million or 89.9%, to $2.8 million from $1.5 million during the comparable period in 2009. SSD’s increase in external sales of $1.3 million is primarily a reflection of higher sales of automotive products and chain securement systems, driven primarily by increased rail traffic in the North American heavy-haul freight rail industry that has resulted in railcars being moved from storage back into production. Cost of goods sold, including direct material, direct labor and overhead, as a percentage of net external sales for the current period was consistent with the comparable period in the prior year for SSD. Operating income for the three months ended June 30, 2010 increased to $480,000 from $150,000 during the comparable period in 2009, an increase of $330,000, primarily due to an increase in gross profit on higher sales volume of both automotive products and chain securement systems.
     For the six months ended June 30, 2010, external sales for SSD increased by $2.0 million or 72.2%, to $4.8 million from $2.8 million during the comparable period in 2009. The increase in external sales is primarily due to higher sales of automotive products and chain securement systems in the current period, driven primarily by increased rail traffic in the North American heavy-haul freight rail industry that has resulted in railcars being moved from storage back into production. Direct labor and overhead as a percentage of net external sales declined in the current period, due to an increase in productivity and better overall absorption rates of overhead, while direct material as a percentage of net external sales was consistent with the comparable period in the prior year for SSD. Operating income for the six months ended June 30, 2010 increased to $721,000 from an operating loss of $18,000 from the comparable period in 2009, an increase of $739,000, primarily due to an increase in gross profit on higher sales volume of both automotive products and chain securement systems.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(In Thousands, Except Translation Rate )
External sales	$11,695	$8,476	$18,493	$14,313
Intersegment sales	1,669	2,307	3,839	3,855
Operating income	2,022	1,681	3,452	2,988
Average translation rate of Canadian dollar to United States dollar	0.9648	0.8518	0.9574	0.8348

Sales by product line (1)
Track component products	$6,679	$5,862	$9,940	$9,549
Friction management products and services	6,372	4,657	11,922	7,955
Other products and services	313	264	470	664

Total product and service sales	$13,364	$10,783	$22,332	$18,168

(1)	Includes intersegment sales.
     For the three months ended June 30, 2010, external sales for Canada increased by $3.2 million or 38.0%, to $11.7 million from $8.5 million during the comparable period in 2009. The increase in external sales is primarily due to higher sales of friction management and track components, along with foreign currency translation of $1.6 million that positively impacted net sales. Cost of goods sold, including direct material, direct labor and overhead, as a percentage of net external sales for the current period was consistent with the prior period. Operating income for the three months ended June 30, 2010 increased to $2.0 million from $1.7 million during the comparable period in 2009, an increase of $341,000 or 20.3%. The increase is primarily due to higher gross profit on higher sales of Kelsan friction management products at our Vancouver location, along with a foreign currency translation of $238,000 that positively impacted operating income in the current period. Operating income was negatively impacted by increased SG&A expenses due to higher employee salaries and benefits costs, higher professional fees and consulting expense, and higher incentive plan expense due to higher profitability in the current period.
     For the six months ended June 30, 2010, external sales for Canada increased by $4.2 million or 29.2%, to $18.5 million from $14.3 million during the comparable period in 2009. The increase in external sales of $4.2 million is a combination of a foreign currency translation of $2.9 million which positively impacted net external sales, along with an increase in sales volume of Kelsan friction management products at our Vancouver location. Direct material as a percentage of next external sales declined in the current period, reflecting lower raw material costs for some products, while direct labor and overhead as a percentage of net external sales in the current period were consistent with the prior period. Operating income for the six months ended June 30, 2010 increased to $3.5 million from $3.0 million during the comparable period in 2009, an increase of $464,000 or 15.5%. This increase is primarily due to higher gross profit on higher sales of Kelsan friction management products, along with a foreign currency translation of $453,000 that positively impacted operating income in the current period. Partially offsetting these increases in operating income were higher SG&A expenses due to higher employee salaries from employee headcount additions, higher commission expense due to higher sales of Kelsan friction management products and higher professional fees and consulting expense.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(In Thousands, Except Translation Rate)
External sales	$4,733	$3,375	$8,744	$7,782
Intersegment sales	44	—	53	—
Operating income/(loss)	415	(228)	678	(9)
Average translation rate of British pound sterling to United States dollar	1.4968	1.5440	1.5184	1.5095

Sales by product line (1)
Friction management products and services	$1,965	$1,884	$3,702	$4,125
Material handling products	1,665	619	2,918	2,130
Track component products	1,147	872	2,177	1,527

Total product and service sales.	$4,777	$3,375	$8,797	$7,782

(1)	Includes intersegment sales.
     For the three months ended June 30, 2010, external sales at our United Kingdom operations increased by $1.4 million or 40.2%, to $4.7 million from $3.4 million during the comparable period in 2009. The increase in external sales of $1.4 million at our United Kingdom operations is primarily due to higher sales of material handling products. Direct material and direct labor costs as a percentage of external sales in the current period were consistent with the prior period, while overhead as a percentage of external sales declined due to better absorption rates on the higher sales volume. Operating income for the three months ended June 30, 2010 increased to $415,000 from an operating loss of $228,000 in the prior period, an increase of $643,000 or 282.0%. The increase in operating income is primarily due to higher gross profit on increased sales of material handling products.
     For the six months ended June 30, 2010, external sales at our United Kingdom operations increased $962,000 or 12.4%, to $8.7 million from $7.8 million during the comparable period in 2009. The increase in external sales is due to higher sales of material handling and track component products, offset by lower sales of friction management products. Direct material and direct labor costs as a percentage of external sales in the current period were consistent with the prior period, while overhead as a percentage of external sales declined due to better absorption rates on the higher sales volume. Operating income for the six months ended June 30, 2010 increased to $678,000 from an operating loss of $9,000 during the comparable period in 2009. The increase in operating income is primarily due to higher gross profit from higher sales of material handling and track components products, partially offset by lower gross profit from lower sales of friction management products.

Liquidity and Capital Resources
     Our cash flow from operations is the primary source of financing for internal growth, capital expenditures, repayment of long-term obligations, dividends to our shareholders, and other commercial commitments. The most significant risk associated with our ability to generate sufficient cash flow from operations is the overall level of demand for our products. Our total cash balance was $14.0 million at June 30, 2010. In addition to cash generated from operations, we have revolving and overdraft credit facilities in place to support the working capital needs of each of our business segments. We believe that our cash flow from operations and the ability to borrow additional cash under our working capital facilities along with our existing cash balances will be sufficient to meet our cash flow requirements and growth objectives over the next twelve months.
     For the six months ended June 30, 2010, we have incurred $3.2 million of expenses (“acquisition costs”) related to the proposed merger agreement with L.B. Foster Company (see Note 14: Merger with L.B. Foster Company, Page 18). The majority of these expenses relate to legal fees associated with the effort to proceed with the merger under the U.S. Hart-Scott-Rodino legislation, as well as legal fees and expenses related to the shareholder lawsuits (see Note 9: Commitments and Contingencies, Page 12). These acquisition costs have negatively impacted our cash flow during the second quarter 2010 and at times our borrowing availability under our domestic revolving credit facility.
     We have recently begun discussions with PNC, our primary lending institution, about increasing our U.S. revolving line of credit facility. PNC is in the process of reviewing our request in accordance with their customary loan review procedures. At this time, no assurance can be given that we will secure additional financing to assist with our efforts to pay for the acquisition costs, or that future acquisition costs will not negatively impact our cash flow or borrowing availability.
     Cash Flow Analysis. During the six months ended June 30, 2010, we generated $992,000 in cash from operating activities compared to generating $2.3 million in cash from operating activities during the same period in 2009. Cash generated from operations is due to net income of $1.3 million in the current period, compared to $3.3 million during the same period of 2009, a decrease of $2.0 million. Cash used in operations during the six months ended June 30, 2010 includes higher accounts receivable of $8.1 million due an increase in net sales. Cash provided by operations during the six months ended June 30, 2010 includes $1.1 million in lower inventory balances, primarily due to efforts to reduce inventory levels. Cash provided by operations during the six months ended June 30, 2010 includes $3.2 million in higher accounts payable balances, primarily due to the timing of payments to vendors and the L.B. Foster acquisition costs. Cash provided by operations during the six months ended June 30, 2010 includes a $1.8 million increase in accrued expenses, primarily due to an increase in customer deposits at our Untied Kingdom operations and RMP, an increase in accrued liabilities associated with the Agreement and Plan of Merger with L.B. Foster, and higher net value added taxes payable at our Leicester, United Kingdom location. Cash used by operations for the six months ended June 30, 2010 also reflects defined benefit pension plan contributions of $168,000.
     Net cash used in investing activities was $337,000 for the six months ended June 30, 2010, compared to cash used in investing activities of $562,000 during the same period in 2009. Cash used in investing activities in the current period is primarily due to capital expenditures of $367,000. We believe that the overall level of capital spending for our business segments is sufficient to remain competitive.
     Net cash used in financing activities was $857,000 for the six months ended June 30, 2010, compared to $178,000 of cash used in financing activities during the comparable period in 2009. Cash used for financing activities in 2010 includes repayments of long-term debt obligations of $1.9 million and cash dividends of $1.2 million on common stock paid to shareholders. Cash provided by financing activities in 2010 includes $2.2 million of net borrowings on working capital facilities.
Financial Condition
     At June 30, 2010, total assets were $106.6 million, an increase of $4.1 million or 4.0%, from $102.5 million at December 31, 2009. The increase at June 30, 2010 is primarily due to an increase in accounts receivable of $7.8 million from higher sales volume in the current period, partially offset by lower inventory balances of $1.5 million. Lower foreign currency translation rates of the Canadian dollar and the British pound sterling in relation to the United States dollar as of June, 30, 2010 compared to the December 31, 2009 resulted in a lower goodwill balance, net property plant and equipment balances and lower net intangible asset balances as of June 30, 2010 compared to December 31, 2009.

     Total outstanding debt obligations were $11.0 million at June 30, 2010, an increase of $289,000 or 2.7% from $10.8 million at December 31, 2009. The increase primarily reflects short-term borrowings which increased by $1.7 million during the current period, primarily due to higher borrowings from working capital facilities. During the six months ended June 30, 2010, long-term debt obligations decreased by $1.4 million, which includes principal payments of $1.9 million.
     The majority of our track component products that we manufacture and sell, such as our rail joints, rail anchors and rail spikes, require steel as a major element in the production process. Worldwide steel prices have been volatile in the last few years, which has resulted in surcharges at times being added to raw material costs, and other times resulting in higher base prices for certain steel. We have been successful in passing on higher steel prices to our customers in most circumstances over the last few years. The volatility in the global steel markets has continued throughout 2009 and into 2010, resulting in periods of both high and low prices depending on demand at that time. We continue to monitor the price of our primary raw materials. Any prolonged increase in steel prices in which we are unable to pass along the additional costs to our customers could negatively impact our future earnings.
Discussion of Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations is based upon our audited and unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies that we use to report our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate the appropriateness of these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
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
     Goodwill and Other Intangible Assets. We assess the impairment of goodwill and other intangible assets at least annually and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. We evaluate the goodwill of each of our reporting units and our indefinite-lived intangible assets for impairment as required under FASB ASC Topic 350, Intangible, Goodwill and Other. FASB ASC 350 requires that goodwill be tested for impairment using a two-step process. The first step is to identify a potential impairment and the second step measures the amount of an impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. The fair values of our reporting units are determined using a discounted cash flow analysis based upon historical and projected financial information. The intangible assets of Salient Systems are tested following the same process. The estimates of future cash flows, discount rates, and long-term growth rates, based on reasonable and supportable assumptions and projections, require our judgment. Factors that could change the result of our goodwill and intangible asset impairment test include, but are not limited to, different assumptions used to forecast future revenue, expenses, capital expenditures and working capital requirements used in our cash flow models. In addition, selection of a risk adjusted discount rate on the estimated undiscounted cash flow is susceptible to future changes in market conditions and when unfavorable, can adversely affect our original estimates of fair values. As such, to account for the uncertainty inherent in our estimates and future projections, we perform sensitivity analyses to determine our margin of error. Since adoption of FASB ASC 350, we have not recognized any impairment of goodwill or other intangible assets.
     Our amortizable intangible assets are evaluated for impairment in accordance with FASB 360 Accounting for Impairment or Disposal of Long-Lived Assets. FASB ASC 360 requires amortizable intangible assets to be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. Furthermore, FASB ASC 360 presents six factors that should be considered in conjunction with a company’s intangible assets as the presence of any one of these factors might indicate that the asset is impaired. Since the adoption of FASB ASC 360, we have not recognized any impairment of intangible assets.
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
     Retirement Benefit Plans. We maintain defined benefit pension plans that cover a significant number of our active employees, former employees and retirees. We account for these plans as required under FASB ASC Topic 715, Compensation — Retirement Benefits. The liabilities and expenses for pensions require significant judgments and estimates. These amounts are determined using actuarial methodologies and incorporate significant assumptions, including the rate used to discount the future estimated liability, inflation, the long-term rate of return on plan assets and mortality tables. Management has mitigated the future liability for active employees by freezing all defined benefit pension plans effective December 31, 2003. The rate used to discount future estimated liabilities is determined based upon a hypothetical double A yield curve represented by a series of annualized individual discount rates from one-half to thirty years. Our inflation assumption is based on an evaluation of external market indicators. The long-term rate of return is estimated by considering historical returns and expected returns on current and projected asset allocations. The effects of actual results that differ from these assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligations in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our obligations and future expense.
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
     As of January 1, 2007, we adopted FASB ASC Topic 740, Income Taxes (FIN 48), which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of uncertain tax positions to be taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The determination of the amount of benefits to be recognized and the sustainability of our tax positions upon examination require us to make certain estimates and to use our best judgment based upon historical experience.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to interest rate risk on our long-term debt obligations and our working capital facilities are under floating interest rate arrangements. We have determined that these risks are not significant enough to warrant hedging programs. If interest rates increase we will be exposed to higher interest rates and we will be required to use more cash to settle our long-term debt obligations. As interest rates increase on our variable long-term debt, it will have a negative impact on future earnings because the higher interest rates will increase our interest expense. Conversely, if interest rates decrease on our variable long-term debt, it will have a positive impact on future earnings because lower interest rates will decrease our interest expense. Based upon our long-term debt amounts as of June 30, 2010 for every 100 basis points increase or decrease in the interest rate on our long-term debt, our annual interest expense will fluctuate by approximately $110,000.
     In addition, we are exposed to foreign currency translation fluctuations with our international operations. We do not have any foreign exchange derivative contracts to hedge against foreign currency exposures. Therefore, we are exposed to the related effects when foreign currency exchange rates fluctuate. If the U.S. dollar strengthens against the Canadian dollar and/or the British pound sterling, the translation rate for these foreign currencies will decrease, which will have a negative impact on our operating income. For example, for the three and six months ended June 30, 2010, for every 1/100 change in the exchange rate of the Canadian dollar to the U.S. dollar, our Canadian operation’s operating income would have changed by $21,000 and $37,000, respectively. Further, for every 1/100 change in the exchange rate of the British pound sterling to the U.S. dollar, the impact on operating income for our United Kingdom operation for the three and six months ended June 30, 2010 would have been $3,000 and $4,000, respectively. Foreign currency translation fluctuations have no impact on cash flows as long as we continue to reinvest any profits back into the respective foreign operations.

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

Date Filed	Court	Plaintiff	Defendants
2/19/2010	Circuit Court of Kanawha County, West Virginia	Barbara Petkus, individually and on behalf of all others similarly situated.	Portec Rail Products, Inc., Richard J. Jarosinski, Marshall T. Reynolds, John S. Cooper, Louis J. Akers, Philip E. Cline, Daniel P. Harrington, A. Michael Perry, Douglas V. Reynolds, Neal W. Scaggs, Philip Todd Shell, Kirby J. Taylor, and Thomas W. Wright

2/24/2010	Court of Common Pleas, Allegheny County, Pennsylvania	Everett Harper, on behalf of himself and others similarly situated.	Marshall T. Reynolds, John S. Cooper, Louis J. Akers, Philip E. Cline, Daniel P. Harrington, A. Michael Perry, Douglas V. Reynolds, Neal W. Scaggs, Philip Todd Shell, Kirby J. Taylor, Thomas W. Wright, Portec Rail Products, Inc., L.B. Foster Company, and Foster Thomas Company

Date Filed	Court	Plaintiff	Defendants
2/24/2010	Court of Common Pleas, Allegheny County, Pennsylvania	Richard S. Gesoff	Marshall T. Reynolds, John S. Cooper, Louis J. Akers, Philip E. Cline, Daniel P. Harrington, A. Michael Perry, Douglas V. Reynolds, Neal W. Scaggs, Philip Todd Shell, Kirby J. Taylor, Thomas W. Wright, Portec Rail Products, Inc., L.B. Foster Company, and Foster Thomas Company

3/02/2010	Court of Common Pleas, Allegheny County, Pennsylvania	Scott Phillips, individually and on behalf of all others similarly situated.	L.B. Foster Company, Marshall T. Reynolds, John S. Cooper, Louis J. Akers, Philip E. Cline, Daniel P. Harrington, A. Michael Perry, Douglas V. Reynolds, Neal W. Scaggs, Philip Todd Shell, Kirby J. Taylor, Thomas W. Wright, Portec Rail Products, Inc., and Foster Thomas Company

3/03/2010	Circuit Court of Cabell County, West Virginia	John Furman, individually and on behalf of all others similarly situated.	Marshall T. Reynolds, John S. Cooper, Louis J. Akers, Philip E. Cline, Daniel P. Harrington, A. Michael Perry, Douglas V. Reynolds, Neal W. Scaggs, Philip Todd Shell, Kirby J. Taylor, Thomas W. Wright, Portec Rail Products, Inc., L.B. Foster Company, and Foster Thomas Company
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
     The three lawsuits in Allegheny County, Pennsylvania have been consolidated and on March 22 and 23, 2010, hearings were held on Plaintiffs’ Motion for Preliminary Injunction, which seeks to enjoin the transaction set forth in the Agreement and Plan of Merger. On April 21, 2010, the Court of Common Pleas of Allegheny County, Pennsylvania (the “Court”) entered an order in the matter captioned In re Portec Rail Products, Inc. Shareholders Litigation, preliminarily enjoining Foster from completing the Offer until the Court determines that the Board of Directors of Portec has cured the breach of fiduciary duties as found by the Court and disclosed certain material information. A copy of the order was filed as an exhibit to the SC 14D-9/A filed by the Company on April 22, 2010.
     On June 24, 2010, the Court of Common Pleas of Allegheny County, Pennsylvania (the “Court”) granted a Motion to Dissolve Preliminary Injunction in the case styled In Re Portec Rail Products, Inc. Shareholders Litigation. A copy of the order was filed as an exhibit to the SC 14D-9/A filed by the Company on June 29, 2010.
     In the two lawsuits pending in West Virginia, Motions to Dismiss the lawsuits were filed April 2010 on behalf of the Company and the Director Defendants. In the Furman case, the parties agreed to transfer the lawsuit to Cabell County, West Virginia. In the Petkus case, the Motion to Dismiss also included a Motion to Transfer Venue from Kanawha County, West Virginia to Cabell County, West Virginia. In both West Virginia cases, Plaintiffs have filed Motions for Preliminary Injunctions, but as of the date of this filing, no hearings have been scheduled.
     Ongoing litigation in these matters may be protracted, and we may incur additional ongoing legal expenses, which are not able to be estimated at this time.

ITEM 1A.	RISK FACTORS
     There are no changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Nothing to report under this item.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
     Nothing to report under this item.

ITEM 4.	REMOVED & RESERVED
     Nothing to report under this item.

ITEM 5.	EXHIBITS
     (a) Exhibits filed as part of this Form 10-Q:
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTEC RAIL PRODUCTS, INC.
Date: August 6, 2010	By:	/s/ Richard J. Jarosinski
Richard J. Jarosinski, President and
Chief Executive Officer and Principal Executive Officer

Date: August 6, 2010	By:	/s/ John N. Pesarsick
John N. Pesarsick, Chief Financial
Officer and Principal Accounting Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002