Form 10-Q
period 2010-09-30
PORTEC RAIL PRODUCTS INC
filed 2010-11-08
CIK 1263074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of October 31, 2010 there were 9,603,579 shares issued and outstanding of the Registrant’s Common Stock.

PORTEC RAIL PRODUCTS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Portec Rail Products, Inc.
Condensed Consolidated Balance Sheets

	September 30	December 31
	2010	2009
	(Unaudited)	(Audited)
	(In Thousands)
Assets
Current assets
Cash and cash equivalents	$16,946	$14,279
Accounts receivable, net	15,999	10,667
Inventories, net	20,934	21,538
Prepaid expenses and other current assets	1,965	1,623
Deferred income taxes	85	160

Total current assets	$55,929	$48,267

Property, plant and equipment, net of accumulated depreciation of $15,177 and $13,938 at September 30, 2010 and December 31, 2009, respectively.	9,558	10,260
Intangible assets, net of accumulated amortization of $6,145 and $5,171 at September 30, 2010 and December 31, 2009, respectively	27,933	28,507
Goodwill	14,486	14,463
Other assets	591	1,045

Total assets	$108,497	$102,542

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$7,707	$8,086
Accounts payable	8,972	4,940
Accrued income taxes	616	618
Customer deposits	938	873
Accrued compensation	2,378	2,424
Other accrued liabilities	4,468	2,216

Total current liabilities	25,079	19,157

Long-term debt, less current maturities	970	2,667
Deferred income taxes	10,415	10,070
Accrued pension costs	3,549	3,809
Other long-term liabilities	1,228	1,091

Total liabilities	41,241	36,794

Commitments and Contingencies	—	—

Shareholders’ equity:
Common stock, $1 par value, 50,000,000 shares authorized, 9,603,579 and 9,602,029 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	9,604	9,602
Additional paid-in capital	25,638	25,547
Retained earnings	33,969	33,136
Accumulated other comprehensive loss	(1,955)	(2,537)

Total shareholders’ equity	67,256	65,748

Total liabilities and shareholders’ equity	$108,497	$102,542

See Notes to Condensed Consolidated Financial Statements

Portec Rail Products, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
		(Dollars in Thousands, Except Per Share Data)
Net sales	$27,906	$24,285	$83,663	$72,979
Cost of sales	18,985	15,849	55,915	48,674

Gross profit	8,921	8,436	27,748	24,305

Selling, general and administrative	6,581	5,411	21,565	16,271
Amortization expense	313	283	929	806

Operating income	2,027	2,742	5,254	7,228

Interest expense	62	64	185	217
Other expense/(income), net	143	37	414	(83)

Income before income taxes	1,822	2,641	4,655	7,094
Provision for income taxes	581	618	2,093	1,732

Net income	$1,241	$2,023	$2,562	$5,362

Earnings per share
Basic and diluted	$0.13	$0.21	$0.27	$0.56

Weighted average shares outstanding
Basic	9,603,444	9,602,029	9,602,763	9,602,029
Diluted	9,617,065	9,602,029	9,613,632	9,602,029

Dividends per share	$0.06	$0.06	$0.18	$0.18
See Notes to Condensed Consolidated Financial Statements

Portec Rail Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30
	2010	2009
	(In Thousands)
Operating Activities
Net income	$2,562	$5,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,305	1,309
Amortization expense	929	806
Provision for doubtful accounts	61	78
Deferred income taxes	26	597
Pension expense	210	157
Defined benefit pension plan contributions	(441)	(176)
Loss on disposal of assets	7	2
Stock-based compensation expense	78	78
Changes in operating assets and liabilities:
Accounts receivable	(5,321)	672
Inventories	651	3,854
Prepaid expenses and other current assets	(350)	(685)
Accounts payable	3,270	(1,361)
Income taxes payable	285	(450)
Accrued expenses	2,375	(1,190)

Net cash provided by operating activities	5,647	9,053

Investing Activities
Purchases of property, plant and equipment	(657)	(718)
Proceeds from sale of assets	159	—
Contingent consideration – business acquisition	—	(96)

Net cash used in investing activities	(498)	(814)

Financing Activities
Net increase in working capital facilities	792	800
Book overdrafts	833	(261)
Principal payments on promissory notes	—	(280)
Proceeds from term loans	—	300
Principal payments on term loans	(2,843)	(2,522)
Fees paid to obtain new financing	(31)	(17)
Issuance of common stock	15	—
Cash dividends paid to shareholders	(1,728)	(1,728)

Net cash used in financing activities	(2,962)	(3,708)

Effect of exchange rate changes on cash and cash equivalents	480	884

Increase in cash and cash equivalents	2,667	5,415
Cash and cash equivalents at beginning of period	14,279	5,371

Cash and cash equivalents at end of period	$16,946	$10,786

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$185	$297

Income taxes	$1,255	$1,666

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
Note 2: Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Portec Rail Products, Inc.; Salient Systems, Inc. (Salient Systems), our wholly-owned United States subsidiary; Portec Rail Nova Scotia Company, our wholly-owned Canadian subsidiary; and Portec Rail Products (UK) Ltd., our wholly-owned United Kingdom subsidiary (United Kingdom). All significant intercompany accounts and transactions have been eliminated in consolidation. The foregoing financial information has been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year. The accompanying interim financial information is unaudited; however, we believe that the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the 2009 Annual Report on Form 10-K. The balance sheet information as of December 31, 2009 was derived from our audited balance sheet included in our 2009 Annual Report on Form 10-K. Unless otherwise indicated, all dollar amounts are in United States dollars. Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on net earnings.

Note 3: Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for all inventories. Inventory costs include material, labor and manufacturing overhead.
The major components of inventories are as follows:

	September 30	December 31
	2010	2009
	(In Thousands)
Raw materials	$8,511	$9,903
Work in process	197	279
Finished goods	12,882	11,931

	21,590	22,113
Less reserve for slow-moving and obsolete inventory	656	575

Net inventory	$20,934	$21,538

Note 4: Long-Term Debt
Long-term debt consists of the following:

	September 30	December 31
	2010	2009
	(In Thousands)
PNC Financial Credit Facility: (a)
Term loan — Kelsan acquisition	$1,396	$2,966
Term loan — Vulcan asset acquisition	650	1,100
Revolving credit facility — United States	5,291	4,500
Revolving credit facility — Canada	—	—

United Kingdom loans: (b)
Term loan — Coronet Rail acquisition	—	471
Working capital facility	—	—
Term loans — vehicles	—	1

Term Loan — Boone County Bank, Inc. (c)	1,340	1,715

	8,677	10,753
Less current maturities	7,707	8,086

	$970	$2,667

(a) PNC Financial Credit Facility
In October 2010, we modified our existing U.S. revolving line of credit facility with PNC Financial Services Group, Inc. (PNC) by increasing the maximum permitted borrowings from $7.0 million to $11.0 million. Under the terms of the new agreement, our maximum permitted borrowings outstanding cannot exceed $11.0 million and are subject to borrowing availability based on eligible collateral balances. The terms of the new agreement also increase the sub-limit for outstanding letters-of-credit from $1.6 million to $2.0 million under our domestic revolving line of credit facility, and decreases our Canadian revolving line of credit facility from $4.8 million ($5.0 million CDN) to $2.4 million ($2.5 million CDN).
Our credit facility with PNC is a term loan and revolving credit facility that provided the financing for the Kelsan acquisition in November 2004 and the Vulcan asset acquisition in October 2006, and also supports the working capital requirements of our United States and Canadian business units. The components of this facility are as follows: 1) an $11.0 million United States revolving credit facility; 2) a $2.4 million ($2.5 million CDN) revolving credit facility for our Canadian operations; 3) an outstanding term loan in the amount of $1.4 million that provided the financing for the Kelsan acquisition in November 2004; and 4) an outstanding term loan in the amount of $650,000 that provided the financing for the Vulcan Chain product line acquisition in November 2006. As of September 30, 2010, we had the ability to borrow an additional $6.5 million under the U.S. and Canadian revolving credit facilities. As of October 31, 2010, as a result of the modification of our PNC credit facilities we had the ability to borrow approximately $8.1 million under the U.S. and Canadian revolving credit facilities.
This agreement contains certain financial covenants that require us to maintain a current ratio, cash flow coverage and leverage ratios, and to maintain minimum amounts of net worth. This credit facility further limits, sales of assets and additional indebtedness. At September 30, 2010, we were in compliance with all of these financial covenants.
Term Loan — Kelsan Acquisition:
In December 2008, we borrowed $4.9 million from PNC to refinance the Kelsan acquisition loan, which had an outstanding principal balance of $4.9 million ($5.9 million CDN). Portec Rail Products, Inc. is the borrower and sole guarantor of the term loan with substantially all of our United States assets pledged as collateral. The monthly principal payment on the loan is approximately $174,000. Interest on the outstanding balance accrues at a LIBOR-based rate plus 1.75% to 2.25% and is paid monthly. As of September 30, 2010, the principal balance outstanding was $1.4 million, and accrued interest at a rate of 2.01%. This term loan is scheduled to mature on May 1, 2011.
Term Loan — Vulcan Asset Acquisition:
In November 2006, we borrowed $3.0 million from PNC to finance the Vulcan product line acquisition. Portec Rail Products, Inc. is the sole guarantor of the term loan with substantially all of our United States assets pledged as collateral. Under this five-year term loan, our monthly principal payments are $50,000. The outstanding principal balance accrues interest based upon the 30-day LIBOR rate plus 1.5%. As of September 30, 2010 the principal balance outstanding was $650,000, and accrued interest at 1.76%. This term loan is scheduled to mature on October 31, 2011.
Revolving Credit Facility — United States:
In October 2010, we increased our United States revolving credit facility with PNC to $11.0 million from $7.0 million. The new agreement permits a maximum loan balance of $11.0 million that is subject to availability based on eligible collateral balances of our domestic operations. The new agreement also increases the sub-limit for outstanding letters of credit to $2.0 million from $1.6 million. The interest rate on the outstanding borrowings as of September 30, 2010 is 2.26%. This facility expires September 30, 2012.
Prior to October 2010, our United States revolving credit facility permitted borrowings up to $7.0 million to support the working capital requirements of our United States operations. Included in the $7.0 million was a sub-limit of $1.6 million for standby and commercial letters-of-credit. Outstanding borrowings under this facility were priced at a prime-based rate or a LIBOR-based rate.
Revolving Credit Facility — Canada:
In October 2010 and in conjunction with the revisions to the United States revolving credit facility, our Canadian revolving credit facility was reduced from $4.8 million ($5.0 million CDN) to $2.4 million ($2.5 million CDN). Additionally, the sub-limit for standby and commercial letters-of-credit was modified to a maximum of $400,000 U.S. dollars or $400,000 Canadian dollars. No other modifications were made to this agreement.
Prior to October 2010, the working capital requirements for our Canadian operations were supported by a $4.8 million ($5.0 million CDN) revolving credit facility. Included within the $4.8 million was a sub-limit of $380,000 ($400,000

CDN) for standby and commercial letters-of-credit. The interest rate is the Canadian prime rate plus 1.0%. Borrowings on this facility accrued interest at 4.00% at September 30, 2010. As of September 30, 2010, there were no outstanding borrowings under this facility. This facility is scheduled to expire on December 31, 2011.
(b) United Kingdom Loans
Term Loan — Coronet Rail Acquisition:
In conjunction with the acquisition of Coronet Rail in April 2006, we borrowed $2.6 million (£1.5 million pounds sterling) and $1.6 million (£900,000 pounds sterling) in the form of two term loans provided by a United Kingdom financial institution. The $1.6 million (£900,000 pounds sterling) loan was repaid in full in March 2007. The $2.6 million (£1.5 million pounds sterling) loan was repaid in full during September 2010. Interest during the period ended September 30, 2010 accrued at 2.25%.
Working Capital Facility:
In July 2010, we entered into a working capital facility for Portec Rail Products (UK) Ltd. which includes an overdraft availability of $2.2 million (£1.5 million pounds sterling). This credit facility supports the working capital requirements of our United Kingdom operations and is collateralized by substantially all of the assets of Portec Rail Products (UK) Ltd. and its wholly-owned subsidiaries, including Coronet Rail, Ltd. The interest rate on this facility is the financial institution’s base rate plus 1.50%. As of September 30, 2010, the base rate is 0.5%. Outstanding performance bonds reduce our availability under this credit facility. There were no borrowings or performance bonds outstanding on this facility as of September 30, 2010. The expiration date of this credit facility is August 31, 2011.
Our United Kingdom loan agreements contain certain financial covenants that require us to maintain senior interest and cash flow coverage ratios. We were in compliance with these financial covenants as of September 30, 2010.
(c) Term Loan — Boone County Bank, Inc.
In July 2008, we entered into a loan agreement with Boone County Bank, Inc. for a credit facility in the maximum amount of $2.1 million to finance capital expenditures at our manufacturing facility in Huntington, West Virginia. In February 2009 this credit facility was converted to a 60-month term loan at the United States prime rate less 0.25%, and began to amortize at a monthly principal payment of $35,000 plus accrued interest. As of September 30, 2010, the outstanding balance on this facility was $1.3 million, and the interest rate was 3.0%. This facility has a maturity date of January 14, 2014.
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

Note 5: Income Taxes
We evaluated uncertain tax provisions pursuant to the guidance found within Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) FASB ASC 740-10-55. A reconciliation of the beginning and ending amount of unrecognized tax positions is as follows:

	Nine Months Ended
	September 30
	2010	2009
	(In Thousands)
Balance at January 1	$436	$313
Additions based on tax positions related to the current year	50	44
Additions for tax positions of prior years	87	116
Reductions for tax positions of prior years	(59)	(65)
Settlements	(23)	31

Balance at September 30	$491	$439

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
In June 2010, an examination of the 2005, 2006 and 2007 provincial tax returns of our subsidiary in Montreal Quebec was completed and a nominal amount of tax liability and interest were assessed. Additionally, Kelsan Technologies Corp. is currently being reviewed by Canada Revenue Agency for the Scientific Research and Experimental Development tax credit for the tax year ended November 30, 2008. We also received notice in July 2010 that Canada Revenue Agency will be reviewing Kelsan Technologies’ corporate tax returns for 2008 and 2009. Additionally, we received a notice in August 2010 from the U.S. Internal Revenue Service which has selected our 2008 domestic corporate federal tax return for examination. We are currently unable to assess whether any significant change in the unrecognized tax position will be necessary during the next twelve months as a result of these reviews.
Note 6: Retirement Plans
The components of net periodic pension expense of our United States defined benefit pension plan are as follows for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
		(In Thousands)
Interest cost	$137	$144	$411	$432
Expected return on plan assets	(162)	(162)	(485)	(486)
Amortization of unrecognized loss	48	26	144	76

Pension expense	$23	$8	$70	$22

We anticipate making total contributions of $393,000 to this pension plan during 2010 of which $314,000 was funded during the nine months ended September 30, 2010. During 2009, we made contributions to this pension plan totaling $202,000, of which $102,000 was funded during the first nine months of 2009.
The components of net periodic pension expense of our United Kingdom defined benefit pension plans (the Portec Rail Plan and Conveyors Plan) are as follows for the three and nine months ended September 30, 2010 and 2009:

	Portec Rail Plan
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
	(In Thousands)
Interest cost	$65	$67	$195	$193
Expected return on plan assets	(51)	(49)	(154)	(143)
Amortization of transition amount	(11)	(12)	(34)	(35)
Amortization of unrecognized loss	36	31	108	91

Pension expense	$39	$37	$115	$106

	Conveyors Plan
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
	(In Thousands)
Interest cost	$13	$13	$40	$39
Expected return on plan assets	(10)	(8)	(30)	(25)
Amortization of transition amount	(2)	(2)	(7)	(7)
Amortization of unrecognized loss	8	8	22	22

Pension expense	$9	$11	$25	$29

United Kingdom regulations require trustees to adopt a prudent approach to funding required contributions to defined benefit pension plans. We anticipate making contributions of $158,000 (£106,000 pounds sterling) and $33,000 (£23,000 pounds sterling) to the Portec Rail and Conveyors pension plans, respectively, during 2010. For the nine months ended September 30, 2010, contributions in the amount of $102,000 (£67,000 pounds sterling) and $25,000 (£16,000 pounds sterling) have been made to the Portec Rail Plan and Conveyors Plan, respectively. For the year ended December 31, 2009, we contributed $170,000 (£96,000 pounds sterling) and $62,000 (£40,000 pounds sterling) to the Portec Rail Plan and the Conveyors Plan, respectively, of which $62,000 (£40,000 pounds sterling) and $12,000 (£8,000 pounds sterling) was contributed to the Portec Rail Plan and the Conveyors plan, respectively, during the nine months ended September 30, 2009.
Note 7: Comprehensive Income
Comprehensive income for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
		(In Thousands)
Net income	$1,241	$2,023	$2,562	$5,362
Minimum pension liability adjustment, net of tax	(64)	36	36	(67)
Foreign currency translation adjustments, net of tax	1,246	1,399	546	2,906

Comprehensive income	$2,423	$3,458	$3,144	$8,201

Note 8: Earnings Per Share
Basic earnings per share (EPS) are computed as net income available to common shareholders divided by the weighted average common shares outstanding. Diluted earnings per share considers the potential dilution that occurs related to the issuance of common stock under stock option plans. We calculated the dilutive effect of our stock options in accordance with FASB ASC Topic 260, Earnings per share. For both the three and nine months ended September 30, 2010, we determined that our stock options have a dilutive effect on earnings per share. The incremental shares related to the 2007 and the January 2008 stock option grants increased our average shares outstanding by 13,621 shares and 10,869 shares, for the three and nine months ended September 30, 2010, respectively. The incremental shares associated with the July 2008 stock option grant would reduce our average shares outstanding by 222 shares and 264 shares for the three and nine months ended September 30, 2010, respectively, and as such, these anti-dilutive shares are not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2010.
For the three and nine months ended September 30, 2009, we determined that our stock options have an anti-dilutive effect on earnings per share, as the incremental shares related to the 2008 and 2007 stock options grants would reduce our average shares outstanding by 10,570 shares and 31,853 shares, respectively. The anti-dilutive shares are not included in the calculation of diluted earnings per share.
Note 9: Commitments and Contingencies
Contractual Obligations
The following is a summary of our contractual obligations as of September 30, 2010, due on a calendar year basis:

		Less			More
		than 1	1 — 3	3 — 5	than 5
Contractual Obligations	Total	year	years	years	years
	(In Thousands)
Long-term debt obligations	$3,385	$2,415	$575	$395	$—
Working capital facilities	5,292	5,292	—	—	—
Operating leases (1)	3,801	350	1,724	927	800
Pension contributions (2)	3,781	134	1,562	982	1,103
Purchase obligations	4,538	4,538	—	—	—
Future interest payments (3)	82	18	58	6	—

Total contractual obligations (4)	$20,879	$12,747	$3,919	$2,310	$1,903

(1)	The majority of our future operating lease obligations are for property leases at our operating locations. There are no unusual terms or conditions within these leases.

(2)	Pension plan contributions that may be required more than one year from September 30, 2010 will be dependent upon the performance of plan assets.

(3)	Represents future interest payments on long-term debt obligations as of September 30, 2010. Assumes that the interest rates on our long-term debt agreements at September 30, 2010 (See Note 4: Long-Term Debt, Page 7) will continue for the life of the agreements.

(4)	As a result of adopting FASB ASC Topic 740, Income Taxes as it relates to uncertain tax positions, we recorded an initial liability of $313,000 related to uncertain tax positions in 2007. During the nine months ended September 30, 2010 and 2009, we recognized $55,000 and $126,000, respectively, of additional liability. See Note 5: Income Taxes, Page 10. The total amount of $491,000 and $436,000 are included within other long-term liabilities on the September 30, 2010 and December 31, 2009 consolidated balance sheets. However, because of the high degree of uncertainty regarding the timing of future cash outflows associated with uncertain tax positions, we cannot reasonably estimate the periods of related future payments, and as such, we have excluded the uncertain tax liability from the contractual obligations table.

Contingencies
Our Director and Officer liability insurance policy provides $3.0 million of coverage, less a deductible of $150,000, for defense and/or settlement costs incurred in the event that a lawsuit is filed against our directors and/or officers. As a result of the shareholder lawsuits that have been brought against several named defendants (See Litigation footnote, Page 14), we have filed a claim with our insurance carrier for costs incurred pertaining to these lawsuits. In May 2010, we were notified by our insurance carrier that the carrier is reviewing the policy to determine the validity of the claim and the ultimate responsibility of these expenses. The insurance carrier has raised a number of questions regarding the claim. We have reviewed this matter with counsel and in the opinion of counsel, there appears to be some validity to the questions raised by the insurance carrier. Accordingly, for the nine months ended September 30, 2010 we have recognized a total of $2.0 million for costs associated with the shareholder lawsuits, of which $638,000 was recognized during the three months ended September 30, 2010. We may incur additional ongoing expenses related to these shareholder lawsuits, which are not estimable at this time.
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

Date Filed	Court	Plaintiff	Defendants
2/19/2010	Circuit Court of Kanawha County, West Virginia	Barbara Petkus, individually and on behalf of all others similarly situated.	Portec Rail Products, Inc., Richard J. Jarosinski, Marshall T. Reynolds, John S. Cooper, Louis J. Akers, Philip E. Cline, Daniel P. Harrington, A. Michael Perry, Douglas V. Reynolds, Neal W. Scaggs, Philip Todd Shell, Kirby J. Taylor, and Thomas W. Wright

2/24/2010	Court of Common Pleas, Allegheny County, Pennsylvania	Everett Harper, on behalf of himself and others similarly situated.	Marshall T. Reynolds, John S. Cooper, Louis J. Akers, Philip E. Cline, Daniel P. Harrington, A. Michael Perry, Douglas V. Reynolds, Neal W. Scaggs, Philip Todd Shell, Kirby J. Taylor, Thomas W. Wright, Portec Rail Products, Inc., L.B. Foster Company, and Foster Thomas Company

2/24/2010	Court of Common Pleas, Allegheny County, Pennsylvania	Richard S. Gesoff	Marshall T. Reynolds, John S. Cooper, Louis J. Akers, Philip E. Cline, Daniel P. Harrington, A. Michael Perry, Douglas V. Reynolds, Neal W. Scaggs, Philip Todd Shell, Kirby J. Taylor, Thomas W. Wright, Portec Rail Products, Inc., L.B. Foster Company, and Foster Thomas Company

3/02/2010	Court of Common Pleas, Allegheny County, Pennsylvania	Scott Phillips, individually and on behalf of all others similarly situated.	L.B. Foster Company, Marshall T. Reynolds, John S. Cooper, Louis J. Akers, Philip E. Cline, Daniel P. Harrington, A. Michael Perry, Douglas V. Reynolds, Neal W. Scaggs, Philip Todd Shell, Kirby J. Taylor, Thomas W. Wright, Portec Rail Products, Inc., and Foster Thomas Company

Date Filed	Court	Plaintiff	Defendants
3/03/2010	Circuit Court of Cabell County, West Virginia	John Furman, individually and on behalf of all others similarly situated.	Marshall T. Reynolds, John S. Cooper, Louis J. Akers, Philip E. Cline, Daniel P. Harrington, A. Michael Perry, Douglas V. Reynolds, Neal W. Scaggs, Philip Todd Shell, Kirby J. Taylor, Thomas W. Wright, Portec Rail Products, Inc., L.B. Foster Company, and Foster Thomas Company
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
The three lawsuits filed in Allegheny County, Pennsylvania were consolidated and on March 22 and 23, 2010, hearings were held on Plaintiffs’ Motion for Preliminary Injunction, which seeks to enjoin the transaction set forth in the Agreement and Plan of Merger. On April 21, 2010, the Court of Common Pleas of Allegheny County, Pennsylvania (the “Court”) entered an order in the matter captioned In re Portec Rail Products, Inc. Shareholders Litigation, preliminarily enjoining Foster from completing the Offer until the Court determines that the Board of Directors of Portec has cured the breach of fiduciary duties as found by the Court and disclosed certain material information. A copy of the order was filed as an exhibit to the SC 14D-9/A filed by the Company on April 22, 2010.
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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
		(In Thousands)
External Sales
RMP	$12,678	$11,556	$36,444	$35,394
SSD	1,820	1,293	6,574	4,054
Canada	7,914	6,511	26,407	20,824
United Kingdom	5,494	4,925	14,238	12,707

Total	$27,906	$24,285	$83,663	$72,979

Intersegment Sales
RMP	$422	$377	$1,050	$1,218
SSD	—	—	—	—
Canada	2,324	2,252	6,163	6,107
United Kingdom	26	1	79	1

Total	$2,772	$2,630	$7,292	$7,326

Total Sales
RMP	$13,100	$11,933	$37,494	$36,612
SSD	1,820	1,293	6,574	4,054
Canada	10,238	8,763	32,570	26,931
United Kingdom	5,520	4,926	14,317	12,708

Total	$30,678	$26,915	$90,955	$80,305

Operating Income (Loss)
RMP	$1,650	$1,571	$5,006	$4,884
SSD	119	(6)	840	(24)
Canada	1,321	1,522	4,773	4,510
United Kingdom	657	517	1,335	508
Corporate Shared Services	(1,720)	(862)	(6,700)	(2,650)

Total	2,027	2,742	5,254	7,228

Interest Expense	62	64	185	217
Other Expense/(Income), net	143	37	414	(83)

Income Before Income Taxes	$1,822	$2,641	$4,655	$7,094

Depreciation
RMP	$156	$157	$472	$498
SSD	40	49	127	147
Canada	167	170	499	469
United Kingdom	46	53	133	148
Corporate Shared Services	26	20	74	47

Total	$435	$449	$1,305	$1,309

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
		(In Thousands)
Amortization
RMP	$17	$8	$47	$26
SSD	51	53	159	160
Canada	186	170	555	475
United Kingdom	59	52	168	145
Corporate Shared Services	—	—	—	—

Total	$313	$283	$929	$806

Capital Expenditures
RMP	$—	$—	$131	$180
SSD	—	9	16	33
Canada	212	136	377	371
United Kingdom	48	5	99	26
Corporate Shared Services	30	66	34	108

Total	$290	$216	$657	$718

	September 30	December 31
	2010	2009
	(In Thousands)
Total Assets
RMP	$39,615	$37,520
SSD	6,581	7,029
Canada	47,016	43,514
United Kingdom	15,088	14,242
Corporate Shared Services	197	237

Total	$108,497	$102,542

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
Note 12: Recent Accounting Pronouncements
In April 2010, the FASB issued changes to the classification of certain employee share-based payment awards. These changes clarify that there is not an indication of a condition that is other than market, performance, or service if an employee share-based payment award’s exercise price is denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade and differs from the functional currency of the employer entity or payroll currency of the employee. An employee share-based payment award is required to be classified as a liability if the award does not contain a market, performance, or service condition. These changes become effective on January 1, 2011. Prior to this guidance, the Company did not consider the difference between the currency denomination of an employee share-based payment award’s exercise price and the functional currency of the employer entity or payroll currency of the employee in determining the proper classification of the share-based payment award. As a result, management has determined these changes will not have an impact on the Consolidated Financial Statements.
In January 2010, the FASB issued changes to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). These changes become effective for the Company beginning January 1, 2011. Other than the additional disclosure requirements, management has determined these changes will not have an impact on the Consolidated Financial Statements.
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

During the three and nine months ended September 30, 2010, stock options forfeited from stock option grants were 600 and 2,300, respectively. During the three and nine months ended September 30, 2009, stock options forfeited were 0 and 3,800, respectively.
We account for stock based compensation in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. For both the three and nine months ended September 30, 2010 and 2009, we recognized compensation expense of $26,000 and $78,000, respectively, which relates to the stock option grants. These amounts are included in selling, general and administrative expenses on the consolidated income statement. We expect to recognize additional compensation expense of approximately $117,000 and $69,000 over the remaining vesting periods of the stock option grants, respectively.
To calculate our fair value price per stock option, we utilized a Black-Scholes Model. The following inputs were used in our Black-Scholes Model calculation:

			Stock	Exercise
	# of	Fair	Price on	Price per				Expected
Grant	Shares	Value	Grant	Stock	Annual	Risk-free	Expected	Term
Date	Granted	Price	Date	Option	Dividend Yield	Rate	Volatility	(in years)
7/02/08	1,750	$4.56	$12.01	$12.01	2.00%	4.25%	36.36%	7.5
1/30/08	72,750	$3.67	$9.68	$9.68	2.48%	4.00%	38.87%	7.5
1/16/07	79,250	$3.61	$9.65	$9.65	2.50%	4.73%	39.40%	6.5
Note 14: Merger with L.B. Foster Company
On February 16, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with L.B. Foster Company, a Pennsylvania corporation (“Foster”), and Foster Thomas Company, a West Virginia corporation and a wholly-owned subsidiary of Foster (“Purchaser”). Pursuant to the Merger Agreement, on February 26, Purchaser commenced a tender offer to purchase all of the outstanding shares of common stock of Portec (the “Shares”) at a price of $11.71 per share (the “Offer”), net to the seller in cash (without interest and subject to applicable withholding taxes). Subsequent to the tender offer, Portec will be merged with Purchaser, with Portec as the surviving corporation, with Portec surviving as a wholly-owned subsidiary of Foster (the “Merger”). Consummation of the Offer by Purchaser is subject to certain conditions, including (1) the condition that the number of Shares that have been validly tendered and not withdrawn, together with the number of Shares then owned by Foster or any of its subsidiaries represents at least 65% of the total number of outstanding Shares, on a fully diluted basis (the “Minimum Condition”), (2) the expiration or termination of applicable waiting periods under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976 and (3) other required regulatory approvals and customary closing conditions.
On August 30, 2010, the Company and Foster entered into Amendment #2 to the Merger Agreement, which: 1) extended the “Drop Dead” date per the Merger Agreement to December 30, 2010; 2) increased the offering price for the purchase of the Shares to $11.80 from $11.71; and 3) requires a payment of $2.0 million by Foster to the Company under certain conditions.

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
     On February 16, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with L.B. Foster Company, a Pennsylvania corporation (“Foster”), and Foster Thomas Company, a West Virginia corporation and a wholly-owned subsidiary of Foster (“Purchaser”). Pursuant to the Merger Agreement, on February 26, Purchaser commenced a tender offer to purchase all of the outstanding shares of common stock of Portec (the “Shares”) at a price of $11.71 per share (the “Offer”), net to the seller in cash (without interest and subject to applicable withholding taxes). Subsequent to the tender offer, Portec will be merged with Purchaser, with Portec as the surviving corporation, with Portec surviving as a wholly-owned subsidiary of Foster (the “Merger”). Consummation of the Offer by Purchaser is subject to certain conditions, including (1) the condition that the number of Shares that have been validly tendered and not withdrawn, together with the number of Shares then owned by Foster or any of its subsidiaries represents at least 65% of the total number of outstanding Shares, on a fully diluted basis (the “Minimum Condition”), (2) the expiration or termination of applicable waiting periods under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976 and (3) other required regulatory approvals and customary closing conditions.
     On August 30, 2010, the Company and Foster entered into Amendment #2 to the Merger Agreement, which: 1) extended the “Drop Dead” date per the Merger Agreement to December 30, 2010; 2) increased the offering price for the purchase of the Shares to $11.80 from $11.71; and 3) requires a payment of $2.0 million by Foster to the Company under certain conditions. Please see Note 14: on Page 19.
Results of Operations
Three Months Ended September 30, 2010 compared to Three Months Ended September 30, 2009
     Net Sales. Net sales increased to $27.9 million for the three months ended September 30, 2010, an increase of $3.6 million or 14.9%, from $24.3 million during the comparable period in 2009. The net sales increase is attributable to higher sales of $1.4 million at our Canadian operations, $1.1 million at RMP, $569,000 at our United Kingdom operations and $527,000 at SSD in the current period. The increase in net sales of $1.4 million at our Canadian operations reflects higher sales of Kelsan friction management products, certain track components, primarily rail anchors, and a foreign currency translation of $499,000 that positively impacted net sales, partially offset by lower net sales of some friction management products at our Montreal location. RMP’s net sales increase of $1.1 million is primarily related to higher sales volume of track components, partially offset by lower net sales of friction management and other products and services. Our United Kingdom net sales increase of $569,000 is primarily due to higher sales of material handling products, partially offset by lower friction management product sales and a foreign currency translation in the amount of $335,000 that negatively impacted net sales. SSD’s increase in net sales of $527,000 is primarily a reflection of higher sales of chain securement systems, driven primarily by increased rail traffic in the North American heavy-haul freight rail industry that has resulted in railcars being moved from storage back into production.
     Cost of Goods Sold. Cost of goods sold (COGS) increased to $19.0 million for the three months ended September 30, 2010, an increase of $3.1 million or 19.8%, from $15.8 million during the comparable period in 2009. Our COGS as a percentage of net sales for the three months ended September 30, 2010 increased to 68.0% from 65.3% for the prior period in 2009, an increase of 2.7%. Direct material as a component of COGS increased as a percentage of net sales when compared to the prior period in 2009, primarily due to the product mix of sales within our operating segments. The product mix of sales of automotive products within our SSD segment, and our Canadian friction management products and certain track component products, primarily rail spikes, resulted in slightly higher direct material costs as a percentage of net sales when compared to the prior period, while direct labor and overhead costs as a percentage of net sales in the current period remained consistent when compared to the prior period. On a period to period basis, our COGS is primarily driven by product mix, as our diverse product groups have different cost components.
     Gross Profit. Gross profit increased to $8.9 million for the three months ended September 30, 2010, an increase of $485,000 or 5.7%, from $8.4 million for the comparable period in 2009. The increase in gross profit is attributable to higher gross profit of $205,000 at RMP, $151,000 at our United Kingdom operations and $149,000 at SSD. Higher gross profit of $205,000 at RMP is primarily due to higher gross profit on an increase in sales volume of track component products, partially offset by lower gross profit on lower sales of friction management products and services. The increase in gross profit of $151,000 at our United Kingdom operations is a combination of increased gross profit on higher sales of material handling products, partially offset by lower gross profit on lower sales of friction management products, and a foreign currency translation of $107,000 that negatively impacted gross profit in the current period. Gross profit at SSD increased $149,000 in the current period, primarily due to higher sales volume in the current period, driven largely by increased rail traffic in the North American rail transportation industry.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) increased to $6.6 million for the three months ended September 30, 2010, an increase of $1.2 million or 21.6%, from $5.4 million for the comparable period in 2009. The increase is primarily due to higher expenses of $858,000 within corporate shared services, $165,000 at our Canadian operations and $118,000 at RMP. The $858,000 increase within corporate shared services is primarily due to acquisition costs pertaining to the Agreement and Plan of Merger with L.B. Foster Company (See Note 14: Merger with L.B. Foster Company, Page 19). The majority of the acquisition costs are legal fees associated with the effort to comply with the U.S. Hart-Scott-Rodino Act, along with defense costs that relate to the shareholder lawsuits (See Note 9: Commitments and Contingencies, Page 12). The increase of $165,000 at our Canadian operations is a combination of foreign currency translation in the amount of $76,000 that negatively impacted SG&A and thus increased expenses, along with an increase in SG&A of $89,000, primarily due to higher employee salary and benefit costs at our Vancouver location. RMP’s increase of $118,000 in SG&A is primarily due to higher business travel costs, increased research and development spending, and higher legal fees in the current period at our Salient Systems’ location.
     Interest Expense. Interest expense decreased to $62,000 for the three months ended September 30, 2010, a decrease of $2,000 or 3.1%, from $64,000 for the comparable period in 2009. The lower interest expense reflects lower debt balances, as our total debt obligations decreased to $8.7 million at September 30, 2010, from $11.0 million at September 30, 2009.
     Other Expense. Other expense increased to $143,000 for the three months ended September 30, 2010, an increase of $106,000, from $37,000 for the comparable period in 2009. Other expense in the current period primarily includes foreign currency transaction losses of $173,000, partially offset by interest income of $28,000. Other expense in the comparable period in 2009 includes foreign currency transaction losses of $49,000, partially offset by interest and commission income of $22,000.
     Provision for Income Taxes. Provision for income taxes decreased to $581,000 for the three months ended September 30, 2010, from $618,000 for the comparable period in 2009. Our provision for income taxes decreased in the current period because income before taxes decreased to $1.8 million for the three months ended September 30, 2010 from $2.6 million for the three months ended September 30, 2009. Our effective tax rates on taxable income were 31.9% and 23.4% for the three months ended September 30, 2010 and 2009, respectively. Income tax expense is higher by approximately $304,000 in the current period due to the tax treatment of certain costs associated with the proposed L.B. Foster merger transaction. Our consolidated effective tax rate reflects the benefit of Canadian research and development tax credits, which reduced income tax expense by $149,000 and $51,000, or 8.2% and 1.9% for the three months ended September 30, 2010 and 2009, respectively. Our consolidated effective tax rate is impacted by our divisions’ pro-rata share of consolidated income before taxes and related tax expense or benefit.
     Net Income. Net income decreased to $1.2 million for the three months ended September 30, 2010, a decrease of $782,000 or 38.7%, from $2.0 million for the comparable period in 2009. Our basic and diluted net income decreased to $0.13 per share for the three months ended September 30, 2010, from $0.21 per share for the comparable period in 2009, on average basic and diluted shares outstanding of 9.6 million for each of the three months ended September 30, 2010 and 2009. Our current period net income includes expenses of $895,000 or $0.09 per share for acquisition costs related to the proposed merger with L.B. Foster Company.

Nine Months Ended September 30, 2010 compared to Nine Months Ended September 30, 2009
     Net Sales. Net sales increased to $83.7 million for the nine months ended September 30, 2010, an increase of $10.7 million or 14.6%, from $73.0 million for the comparable period in 2009. The increase is attributable to higher net sales of $5.6 million at our Canadian operations, $2.5 million at SSD, $1.5 million at our United Kingdom operations and $1.1 million at RMP. The increase in net sales of $5.6 million at our Canadian operations is a combination of a foreign currency translation of $3.2 million that positively impacted net sales, along with higher net sales of Kelsan friction management products and rail anchors at our Montreal location, partially offset by lower sales of rail spikes and friction management products at our Montreal location. Net sales increased $2.5 million at SSD, primarily due to higher sales of chain securement systems and automotive products, driven primarily by increased rail traffic in the North American heavy-haul freight rail industry that has resulted in railcars being moved from storage back into production. The increase in net sales at our United Kingdom operations of $1.5 million in the current period is primarily due to higher sales of material handling and track component products, partially offset by lower sales of friction management products. Net sales increased at RMP by $1.1 million primarily due to higher sales of track components, in particular our Bonded to Rail Joints (BTR’s), partially offset by lower net sales of friction management products and other products and services.
     Cost of Goods Sold. Cost of goods sold (COGS) increased to $55.9 million for the nine months ended September 30, 2010, an increase of $7.2 million or 14.9%, from $48.7 million during the comparable period in 2009. Our COGS as a percentage of net sales for the nine months ended September 30, 2010 was 66.8%, an increase of 10 basis points, from 66.7% for the prior period in 2009. Our consolidated direct material, direct labor and overhead costs as a percentage of net sales remained consistent when compared to the prior period. On a period to period basis, our COGS is primarily driven by product mix, as our diverse product groups have significantly different cost components.
     Gross Profit. Gross profit increased to $27.7 million for the nine months ended September 30, 2010, an increase of $3.4 million or 14.2%, from $24.3 million for the comparable period in 2009. The increase in gross profit is attributable to higher gross profit of $1.4 million at our Canadian operations, $996,000 at SSD, $721,000 at our United Kingdom operations and $265,000 at RMP. Higher gross profit of $1.4 million at our Canadian operations is primarily due to foreign currency translation of $1.0 million, which positively impacted gross profit during the current period, along with higher gross profit of $436,000 from higher sales volume of Kelsan friction management products. Gross profit at SSD increased $996,000, primarily due to higher sales volume of chain securement and automotive securement products in the current period, driven largely by increased rail traffic in the North American rail transportation industry. Higher gross profit of $721,000 at our United Kingdom operations is primarily due to higher sales volume of material handling and track component products, partially offset by lower gross profit on lower sales volume of friction management products.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) increased to $21.6 million for the nine months ended September 30, 2010, an increase of $5.3 million or 32.5%, from $16.3 million for the comparable period in 2009. This increase is primarily due to higher SG&A of $4.0 million within corporate shared services and $1.1 million at our Canadian operations. The increase of $4.0 million at corporate shared services is primarily due to acquisition costs pertaining to the Agreement and Plan of Merger with L.B. Foster Company (See Note 14: Merger with L.B. Foster Company, Page 19). The majority of the acquisition costs are legal fees associated with the effort to comply with the U.S. Hart-Scott-Rodino Act, along with defense costs that relate to the shareholder lawsuits (See Note 9: Commitments and Contingencies, Page 12). The increase of $1.1 million at our Canadian operations is a combination of foreign currency translation of $485,000 that negatively impacted SG&A, thus increasing expenses, along with an increase in SG&A of $635,000 due to higher employee salaries from employee headcount additions, higher commission expense due to higher sales of friction management products at our Vancouver location and higher professional fees and consulting expenses in the current period.
     Interest Expense. Interest expense decreased to $185,000 for the nine months ended September 30, 2010, a decrease of $32,000 or 14.7%, from $217,000 for the comparable period in 2009. The lower interest expense reflects lower debt balances, as our total debt obligations decreased to $8.7 million at September 30, 2010, from $11.1 million at September 30, 2009.
     Other Expense. Other expense increased to $414,000 for the nine months ended September 30, 2010, an increase of $497,000, from other income of $83,000 for the comparable period in 2009. Other expense in the current period includes foreign currency transaction losses of $488,000, partially offset by interest income of $64,000. Other income in the prior period includes foreign currency transaction gains of $17,000, interest income of $29,000 and royalty income of $23,000.
     Provision for Income Taxes. Provision for income taxes increased to $2.1 million for the nine months ended September 30, 2010 from $1.7 million for the comparable period in 2009. Our provision for income taxes increased in the current period despite a decrease in income before taxes from $7.1 million for the nine months ended September 30, 2009 to $4.7 million for the nine months ended September 30, 2010. Our effective tax rates on taxable income were 45.0% and 24.4% for the nine months ended September 30, 2010 and 2009, respectively. Income tax expense is higher by approximately $1.4 million in the current period due to the tax treatment of certain costs associated with the proposed L.B. Foster merger transaction. Our consolidated effective tax rate reflects the benefit of Canadian research and development tax credits, which reduced income tax expense by $294,000 and $219,000, or 6.3% and 3.1% for the nine months ended September 30, 2010 and 2009, respectively. Our consolidated effective tax rate is impacted by our divisions’ pro-rata share of consolidated income before taxes and related tax expense or benefit.
     Net Income. Net income decreased to $2.6 million for the nine months ended September 30, 2010, a decrease of $2.8 million or 52.2%, from $5.4 million for the comparable period in 2009. Our basic and diluted net income per share decreased to $0.27 for the nine months ended September 30, 2010, from $0.56 per share for the comparable period in 2009, on average basic and diluted shares outstanding of 9.6 million for both periods. Our current period net income includes expenses of $4.1 million or $0.43 per share for acquisition costs related to the proposed merger with L.B. Foster Company.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
	(In Thousands)
External sales	$12,678	$11,556	$36,444	$35,394
Intersegment sales	422	377	1,050	1,218
Operating income	1,650	1,571	5,006	4,884

Sales by product line (1)
Track component products	$6,391	$4,650	$19,646	$16,355
Friction management products and services	4,857	5,343	12,314	14,091
Wayside data collection and data management systems	1,392	1,367	3,794	3,933
Other products and services	460	573	1,740	2,233

Total product and service sales	$13,100	$11,933	$37,494	$36,612

(1)	Includes intersegment sales.
     For the three months ended September 30, 2010, external sales for RMP increased by $1.1 million, or 9.7%, to $12.7 million from $11.6 million during the comparable period in 2009. The $1.1 million increase in external sales at RMP is primarily due to higher sales of track component products, partially offset by lower sales of friction management and other products and services. Cost of goods sold, including direct material, direct labor and overhead, as a percentage of net external sales was consistent with the prior period for RMP. Operating income for the three months ended September 30, 2010 increased to $1.7 million from $1.6 million for the comparable period in 2009, an increase of $79,000 or 5.0%, primarily due to higher gross profit from higher sales of track component products in the current period.
     For the nine months ended September 30, 2010, external sales for RMP increased by $1.1 million or 3.0%, to $36.4 million from $35.4 million during the comparable period in 2009. The increase in external sales is primarily due to higher sales of track components, partially offset by lower sales of friction management products and other products and services. Cost of goods sold, including direct material, direct labor and overhead, as a percentage of net external sales for the current period was consistent with the prior period for RMP. Operating income for the nine months ended September 30, 2010 increased to $5.0 million from $4.9 million for the comparable period in 2009, an increase of $122,000 or 2.5%, primarily due to higher gross profit from higher sales of track components.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
	(In Thousands)
External sales	$1,820	$1,293	$6,574	$4,054
Intersegment sales	—	—	—	—
Operating income/(loss)	119	(6)	840	(24)

Sales by product line
Automotive products	$773	$703	$2,679	$1,928
Chain securement systems	897	469	3,520	1,669
Strap securement systems	27	22	84	142
Other load securement systems	123	99	291	315

Total product and service sales	$1,820	$1,293	$6,574	$4,054

     For the three months ended September 30, 2010, external sales for SSD increased by $527,000 or 40.8%, to $1.8 million from $1.3 million during the comparable period in 2009. SSD’s increase in external sales of $527,000 is primarily a reflection of higher sales of chain securement systems, driven primarily by increased rail traffic in the North American heavy-haul freight rail industry that has resulted in railcars being moved from storage back into production. Cost of goods sold, including direct material, direct labor and overhead, as a percentage of net external sales for the current period was consistent with the comparable period in the prior year for SSD. Operating income for the three months ended September 30, 2010 increased to $119,000 from a loss of $6,000 during the comparable period in 2009, an increase of $125,000, primarily due to an increase in gross profit on higher sales volume across most major product lines.
     For the nine months ended September 30, 2010, external sales for SSD increased by $2.5 million or 62.2%, to $6.6 million from $4.1 million during the comparable period in 2009. The increase in external sales is primarily due to higher sales of chain securement systems and automotive products in the current period, driven primarily by increased rail traffic in the North American heavy-haul freight rail industry that has resulted in railcars being moved from storage back into production. Direct labor and overhead costs as a percentage of net external sales declined slightly in the current period, primarily due to product mix and better overall absorption rates of overhead, while direct material as a percentage of net external sales increased over the comparable period in the prior year due to the product mix within automotive products group. Operating income for the nine months ended September 30, 2010 increased to $840,000 from an operating loss of $24,000 from the comparable period in 2009, an increase of $864,000, primarily due to an increase in gross profit on higher overall sales volume across most major product lines.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
	(In Thousands, Except Translation Rate)
External sales	$7,914	$6,511	$26,407	$20,824
Intersegment sales	2,324	2,252	6,163	6,107
Operating income	1,321	1,522	4,773	4,510
Average translation rate of Canadian dollar to United States dollar	0.9554	0.9088	0.9585	0.8649

Sales by product line (1)
Track component products	$3,601	$3,352	$13,531	$12,478
Friction management products and services	6,451	5,152	18,385	13,366
Other products and services	186	259	654	1,087

Total product and service sales	$10,238	$8,763	$32,570	$26,931

(1)	Includes intersegment sales.
     For the three months ended September 30, 2010, external sales for Canada increased by $1.4 million or 21.5%, to $7.9 million from $6.5 million during the comparable period in 2009. The increase in external sales reflects higher sales of Kelsan friction management products, certain track components, primarily rail anchors, and a foreign currency translation of $499,000 that positively impacted net sales, partially offset by lower net sales of some friction management products at our Montreal location. Direct material cost as a percentage of net external sales increased in the current period, due to higher material costs related to Kelsan friction management products and some Montreal track component products, primarily related to product mix within each product group. Direct labor cost as a percentage of net external sales was consistent with the comparable period in the prior year. Overhead cost as a percentage of net external sales increased in the current period, primarily due to lower efficiency and absorption rates for certain track components at our Montreal location. Operating income for the three months ended September 30, 2010 decreased to $1.3 million from $1.5 million during the comparable period in 2009, a decrease of $201,000 or 13.2%. The decrease is primarily due to higher SG&A resulting from higher employee salaries and benefits costs at our Vancouver location, along with a foreign currency translation of $76,000 which negatively impacted SG&A and thus increased expenses.
     For the nine months ended September 30, 2010, external sales for Canada increased by $5.6 million or 26.8%, to $26.4 million from $20.8 million during the comparable period in 2009. The increase in external sales of $5.6 million is a combination of a foreign currency translation of $3.2 million which positively impacted net external sales, along with an increase in sales volume of Kelsan friction management products at our Vancouver location and higher sales volume of track components, primarily rail anchors at our Montreal location. Direct material cost as a percentage of net external sales declined in the current period, reflecting lower raw material costs for some products at our Montreal location. Direct labor cost as a percentage of net external sales in the current period was consistent with the prior period. Overhead cost as a percentage of net external sales increased in the current period, primarily due to lower efficiency and absorption rates for certain track components at our Montreal location. Operating income for the nine months ended September 30, 2010 increased to $4.8 million from $4.5 million during the comparable period in 2009, an increase of $263,000 or 5.8%. This increase is primarily due to higher gross profit on higher sales of Kelsan friction management products, along with a foreign currency translation of $485,000 that positively impacted operating income, partially offset by higher SG&A expense due to higher employee salaries from employee headcount additions, higher commission expenses and higher professional fees and consulting expense.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
	(In Thousands, Except Translation Rate)
External sales	$5,494	$4,925	$14,238	$12,707
Intersegment sales	26	1	79	1
Operating income	657	517	1,335	508
Average translation rate of British pound sterling to United States dollar	1.5419	1.6355	1.5315	1.5504

Sales by product line (1)
Friction management products and services	$1,806	$2,728	$5,509	$6,852
Material handling products	2,446	1,001	5,364	3,132
Track component products	1,268	1,197	3,444	2,724

Total product and service sales	$5,520	$4,926	$14,317	$12,708

(1)	Includes intersegment sales.
     For the three months ended September 30, 2010, external sales at our United Kingdom operations increased by $569,000 or 11.6%, to $5.5 million from $4.9 million during the comparable period in 2009. The increase in external sales of $569,000 is primarily due to higher sales of material handling products, partially offset by lower friction management product sales and a foreign currency translation in the amount of $335,000 that negatively impacted net sales. Direct material, direct labor and overhead costs as a percentage of net external sales in the current period were consistent with the prior period. Operating income for the three months ended September 30, 2010 increased to $657,000 from $517,000 in the prior period, an increase of $140,000 or 27.1%. The increase in operating income is primarily due to higher gross profit on higher sales of material handling products, partially offset by lower gross profit on lower sales of friction management products and services.
     For the nine months ended September 30, 2010, external sales at our United Kingdom operations increased by $1.5 million or 12.0%, to $14.2 million from $12.7 million during the comparable period in 2009. The increase in external sales is due to higher sales of material handling and track component products, partially offset by lower sales of friction management products and a foreign currency translation of $177,000 that negatively impacted net external sales in the current period. Direct material and direct labor costs as a percentage of net external sales in the current period were consistent with the prior period, while overhead costs as a percentage of net external sales declined due to better absorption rates on the higher sales volume of material handling and tack component products. Operating income for the nine months ended September 30, 2010 increased to $1.3 million from $508,000 during the comparable period in 2009, an increase of $827,000 or 162.8%. The increase in operating income is primarily due to higher gross profit from higher sales of material handling products, partially offset by lower gross profit from lower sales of friction management products.

Liquidity and Capital Resources
     Our cash flow from operations is the primary source of financing for internal growth, capital expenditures, repayment of long-term obligations, dividends to our shareholders, and other commercial commitments. The most significant risk associated with our ability to generate sufficient cash flow from operations is the overall level of demand for our products. Our total cash balance was $16.9 million at September 30, 2010. In addition to cash generated from operations, we have revolving and overdraft credit facilities in place to support the working capital needs of each of our business segments. We believe that our cash flow from operations and the ability to borrow additional cash under our working capital facilities along with our existing cash balances will be sufficient to meet our cash flow requirements and growth objectives over the next twelve months.
     For the nine months ended September 30, 2010, we have incurred $4.1 million of expenses (“acquisition costs”) related to the proposed merger agreement with L.B. Foster Company (see Note 14: Merger with L.B. Foster Company, Page 19). The majority of these acquisition costs relate to legal fees associated with the effort to proceed with the merger under the U.S. Hart-Scott-Rodino Act, as well as legal fees and expenses related to the shareholder lawsuits (see Note 9: Commitments and Contingencies, Page 12). These acquisition costs have negatively impacted our cash flow during 2010, and at times our borrowing availability under our domestic revolving credit facility. In October 2010, we increased our U.S. revolving line of credit facility with PNC Financial to $11.0 million from $7.0 million and reduced our Canadian revolving line of credit facility from $4.8 million ($5.0 million CDN) to $2.4 million ($2.5 million CDN). Please see Note 4: Long-Term Debt on page 7 for more information.
     Cash Flow Analysis. During the nine months ended September 30, 2010, we generated $5.6 million in cash from operating activities compared to generating $9.1 million in cash from operating activities during the same period in 2009. Cash generated from operations is due to net income of $2.6 million in the current period, compared to $5.4 million during the same period of 2009, a decrease of $2.8 million. Cash used in operations during the nine months ended September 30, 2010 includes higher accounts receivable of $5.3 million due an increase in net sales. Cash provided by operations during the nine months ended September 30, 2010 includes $651,000 in lower inventory balances, primarily due to efforts to reduce inventory levels. Cash provided by operations during the nine months ended September 30, 2010 includes $3.3 million in higher accounts payable balances, primarily due to the timing of payments to vendors and service providers, along with acquisition costs related to the proposed merger with L.B. Foster Company. Cash provided by operations during the nine months ended September 30, 2010 includes a $2.4 million increase in accrued expenses, primarily due to an increase in accrued liabilities associated with the proposed merger with L.B. Foster Company, higher accrued liabilities at our Leicester, United Kingdom location due to accruals associated with ongoing project costs and higher accrued liabilities at our Vancouver location due to higher purchasing volumes as a result of the increased sales. Cash used by operations for the nine months ended September 30, 2010 also reflects defined benefit pension plan contributions of $441,000.
     Net cash used in investing activities was $498,000 for the nine months ended September 30, 2010, compared to cash used in investing activities of $814,000 during the same period in 2009. Cash used in investing activities in the current period is primarily due to capital expenditures of $657,000. We believe that the overall level of capital spending for our business segments is sufficient to remain competitive.
     Net cash used in financing activities was $3.0 million for the nine months ended September 30, 2010, compared to $3.7 million of cash used in financing activities during the comparable period in 2009. Cash used for financing activities in 2010 includes repayments of long-term debt obligations of $2.8 million and cash dividends of $1.7 million on common stock paid to shareholders. Cash provided by financing activities in 2010 includes $792,000 of net borrowings from working capital facilities.
Financial Condition
     At September 30, 2010, total assets were $108.5 million, an increase of $6.0 million or 5.8%, from $102.5 million at December 31, 2009. The increase at September 30, 2010 is primarily due to an increase in accounts receivable of $5.3 million from higher sales volume in the current period and higher cash balances of $2.7 million, partially offset by lower inventory balances of $604,000. Fluctuation in the foreign currency translation rates of the British pound sterling and the Canadian dollar in relation to the United States dollar as of September 30, 2010 compared to December 31, 2009 resulted in lower net property plant and equipment balances and lower net intangible asset balances as of September 30, 2010 compared to December 31, 2009. Utilization of long-term investment tax credits accounted for the reduction of $454,000 in other assets, due to an increase in profitability at our Vancouver location.
     Total outstanding debt obligations were $8.7 million at September 30, 2010, a decrease of $2.1 million or 19.3% from $10.8 million at December 31, 2009. The decrease primarily reflects $2.8 million in repayments of long term debt, partially offset by an increase of $792,000 in net borrowings from working capital facilities during the current period.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to interest rate risk on our long-term debt obligations and our working capital facilities are under floating interest rate arrangements. We have determined that these risks are not significant enough to warrant hedging programs. If interest rates increase we will be exposed to higher interest rates and we will be required to use more cash to settle our long-term debt obligations. As interest rates increase on our variable long-term debt, it will have a negative impact on future earnings because the higher interest rates will increase our interest expense. Conversely, if interest rates decrease on our variable long-term debt, it will have a positive impact on future earnings because lower interest rates will decrease our interest expense. Based upon our long-term debt amounts as of September 30, 2010 for every 100 basis points increase or decrease in the interest rate on our long-term debt, our annual interest expense will fluctuate by approximately $87,000.
     In addition, we are exposed to foreign currency translation fluctuations with our international operations. We do not have any foreign exchange derivative contracts to hedge against foreign currency exposures. Therefore, we are exposed to the related effects when foreign currency exchange rates fluctuate. If the U.S. dollar strengthens against the Canadian dollar and/or the British pound sterling, the translation rate for these foreign currencies will decrease, which will have a negative impact on our operating income. For example, for the three and nine months ended September 30, 2010, for every 1/100 change in the exchange rate of the Canadian dollar to the U.S. dollar, our Canadian operation’s operating income would have changed by $15,000 and $52,000, respectively. Further, for every 1/100 change in the exchange rate of the British pound sterling to the U.S. dollar, the impact on operating income for our United Kingdom operation for the three and nine months ended September 30, 2010 would have been $4,000 and $8,000, respectively. Foreign currency translation fluctuations have no impact on cash flows as long as we continue to reinvest any profits back into the respective foreign operations.
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
     The three lawsuits in Allegheny County, Pennsylvania were consolidated and on March 22 and 23, 2010, hearings were held on Plaintiffs’ Motion for Preliminary Injunction, which seeks to enjoin the transaction set forth in the Agreement and Plan of Merger. On April 21, 2010, the Court of Common Pleas of Allegheny County, Pennsylvania (the “Court”) entered an order in the matter captioned In re Portec Rail Products, Inc. Shareholders Litigation, preliminarily enjoining Foster from completing the Offer until the Court determines that the Board of Directors of Portec has cured the breach of fiduciary duties as found by the Court and disclosed certain material information. A copy of the order was filed as an exhibit to the SC 14D-9/A filed by the Company on April 22, 2010.
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

PORTEC RAIL PRODUCTS, INC.
Date: November 8, 2010	By:	/s/ Richard J. Jarosinski
Richard J. Jarosinski, President and
Chief Executive Officer and Principal Executive Officer

Date: November 8, 2010	By:	/s/ John N. Pesarsick
John N. Pesarsick, Chief Financial
Officer and Principal Accounting Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002